Form 10-K
period 1993-12-31
NEW ENGLAND ELECTRIC SYSTEM; MASSACHUSETTS ELECTRIC CO; NARRAGANSETT ELECTRIC CO; NEW ENGLAND POWER CO
filed 1994-03-28
CIK 71297, 63073, 69659, 71337

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K


           (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                    For fiscal year ended December 31, 1993

                                      OR

         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]


                  Registrant; State of
                  Incorporation or
Commission        Organization; Address;                I.R.S. Employer
File Number       and Telephone Number                  Identification No
- ------------      ----------------------                ------------------

  1-3446          NEW ENGLAND ELECTRIC SYSTEM                  04-1663060
                  (A Massachusetts voluntary
                  association)
                  25 Research Drive
                  Westborough, Massachusetts 01582
                  Telephone:  508-366-9011

  0-1229          NEW ENGLAND POWER COMPANY                    04-1663070
                  (A Massachusetts corporation)
                  25 Research Drive
                  Westborough, Massachusetts 01582
                  Telephone:  508-366-9011

  0-5464          MASSACHUSETTS ELECTRIC COMPANY               04-1988940
                  (A Massachusetts corporation)
                  25 Research Drive
                  Westborough, Massachusetts 01582
                  Telephone:  508-366-9011

  0-898           THE NARRAGANSETT ELECTRIC COMPANY            05-0187805
                  (A Rhode Island corporation)
                  280 Melrose Street
                  Providence, Rhode Island 02907
                  Telephone:  401-941-1400

    Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                     (X)  Yes   ( ) No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Securities registered pursuant to Section 12(b) of the Act:


                                        Outstanding at      Name of each exchange
Registrant     Title of each class      March 17, 1994      on which registered
- ----------     -------------------      --------------      ---------------------
New England    Common Shares            64,969,652          New York Stock Exchange
Electric                                                    Boston Stock Exchange
System



Securities registered pursuant to Section 12(g) of the Act:


Registrant                              Title of each class
- ----------                              -------------------

New England                         6.00% Cumulative Preferred Stock
Power Company                       Dividend Series Preferred Stock


Massachusetts                       Cumulative Preferred Stock
Electric Company                    Preferred Stock - Cumulative


The Narragansett                    Cumulative Preferred Stock
Electric Company



                          Aggregate market value
                           of the voting stock             Number of shares of
                          held by non-affiliates          common stock outstanding
                          of the registrants at           of the registrants at
                              March 17, 1994                  March 17, 1994
                          ----------------------         ------------------------

New England                   $2,403,877,124             64,969,652  ($1 par value)
Electric System

New England                     $5,892,225                6,449,896  ($20 par value)
Power Company

Massachusetts                      None                   2,398,111  ($25 par value)
Electric Company

The Narragansett                   None                   1,132,487  ($50 par value)
Electric Company

                            Documents Incorporated by Reference


                                                        Part of Form 10-K into which
         Description                                      document is incorporated
- ----------------------------------                      ----------------------------
Portions of Annual Reports to                                      Part II
Shareholders for the year ended
December 31, 1993 of the following
companies, as set forth in Part II

    New England Electric System
    New England Power Company
    Massachusetts Electric Company
    The Narragansett Electric Company

Portions of Proxy Statement of                                     Part III
New England Electric System
filed in connection with its
annual meeting of shareholders to
be held on April 26, 1994, as set
forth in Part III








    This combined Form 10-K is separately filed by New England Electric
System, New England Power Company, Massachusetts Electric Company, and The
Narragansett Electric Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies.


                               TABLE OF CONTENTS

                                                                        PAGE

GLOSSARY OF TERMS...........................................             iii


                                    PART I


ITEM 1.  BUSINESS............................................              1

THE SYSTEM..................................................               1

      System Organization....................................              1
      Employees..............................................              3
      Financial Information about Business Segments..........              3

ELECTRIC UTILITY OPERATIONS.................................               3

      General................................................              3
      Results of Operations..................................              6
      Competitive Conditions.................................              7
      Rates..................................................              8
      Generation.............................................             13
         Energy Mix..........................................             13
         Electric Utility Properties.........................             13
         Fuel for Generation.................................             18
         Non-Utility Generation Sources......................             20
         Nuclear Units.......................................             21
      Regulatory and Environmental Matters...................             28
         Regulation..........................................             28
         Hydroelectric Project Licensing.....................             28
         Environmental Requirements..........................             29
      Resource Planning......................................             36
         Load Forecasts and History..........................             36
         Corporate Plans.....................................             36
         Demand-Side Management..............................             37
         Manchester Street Station Repowering................             37
         Regulation..........................................             38
         Research and Development............................             38
         Construction and Financing..........................             39

OIL AND GAS OPERATIONS......................................              43

      General................................................             43
      Results of Operations..................................             44
      Oil and Gas Properties.................................             45
      Capital Requirements and Financing.....................             47
      Map - Major Oil and Gas Properties.....................             48

EXECUTIVE OFFICERS..........................................              49

                                                                        PAGE

ITEM 2.  PROPERTIES..........................................             53

ITEM 3.  LEGAL PROCEEDINGS...................................             53

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.             53


                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED SECURITY HOLDER MATTERS.....................             53

ITEM 6.  SELECTED FINANCIAL DATA.............................             54

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.................             54

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........             55

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.................             55


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.             55

ITEM 11.  EXECUTIVE COMPENSATION.............................             60

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.........................................             70

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....             73


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K........................................             74

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
          SCHEDULES..........................................             99

                               GLOSSARY OF TERMS

  Term                              Meaning
  ----                              -------

AFDC                     allowance for funds used during construction
Brayton 4                Brayton Point Unit 4
Connecticut Yankee       Connecticut Yankee Atomic Power Company
CWIP                     construction work in progress
DC                       direct current
DEP                      Massachusetts Department of Environmental
                         Protection
DOE                      U.S. Department of Energy
DSM                      demand-side management
EMF                      electric and magnetic fields
EPA                      Environmental Protection Agency
FASB                     Financial Accounting Standards Board
FERC                     Federal Energy Regulatory Commission
Granite State            Granite State Electric Company
Interconnection          transmission interconnection between
                         participating New England utilities
                         and Hydro-Quebec
IRM                      Integrated Resource Management
KWH                      kilowatthour
Maine Yankee             Maine Yankee Atomic Power Company
Mass. Electric           Massachusetts Electric Company
Mass. Hydro              New England Hydro-Transmission Electric
                         Company, Inc.
MDPU                     Massachusetts Department of Public Utilities
MRS                      Monitored Retrievable Storage
Narragansett             The Narragansett Electric Company
NEEI                     New England Energy Incorporated
NEERI                    New England Electric Resources, Inc.
NEES                     New England Electric System
NEET                     New England Electric Transmission
                         Corporation
NEP                      New England Power Company
NEPOOL                   New England Power Pool
N.H. Hydro               New England Hydro-Transmission Corporation
NHPUC                    New Hampshire Public Utilities Commission
NOx                      nitrogen oxide
NRC                      Nuclear Regulatory Commission
NU                       Northeast Utilities
OCA                      oil conservation adjustment
OSP                      Ocean State Power
OSP II                   Ocean State Power II
PBOPs                    post-retirement benefits other than pensions
PCB                      polychlorinated biphenyls

                               GLOSSARY OF TERMS

  Term                              Meaning
  ----                              -------

PPCA                     purchased power cost adjustment
PRP                      potentially responsible party
Pricing Policy           SEC approved pricing policy between NEEI and
                         NEP
RACT                     Reasonably Available Control Technology
Resources                Narragansett Energy Resources Company
Retail Companies         Mass. Electric, Narragansett, and Granite
                         State
RIPUC                    Rhode Island Public Utilities Commission
Samedan                  Samedan Oil Corporation
Seabrook 1               Seabrook Nuclear Generating Station Unit 1
SEC                      Securities and Exchange Commission
Service Company          New England Power Service Company
SO2                      sulphur dioxide
SPCC                     Spill prevention control and counter-measure
System                   the subsidiaries of NEES collectively
TransCanada              TransCanada PipeLines, Ltd.
Vermont Yankee           Vermont Yankee Nuclear Power Corporation
Yankee Atomic            Yankee Atomic Electric Company
Yankee Companies         Yankee Atomic, Vermont Yankee, Maine Yankee,
                         and Connecticut Yankee
1935 Act                 Public Utility Holding Company Act of 1935

                                    PART I

Item 1.  BUSINESS
                                  THE SYSTEM

                              SYSTEM ORGANIZATION

    New England Electric System (NEES) is a voluntary association created under Massachusetts law on January 2, 1926, and is a registered holding company under the Public Utility Holding Company Act of 1935 (the 1935 Act). NEES owns voting stock in the amounts indicated of the following companies, which together constitute the System.

                                                                    % Voting
                                                                   Securities
                                        State of      Type of       Owned by
       Name of Company                Organization   Business         NEES
       ---------------                ------------   ---------     ----------

 Subsidiaries:

   Granite State Electric Company         N.H.       Retail           100
     (Granite State)                                 Electric

   Massachusetts Electric Company         Mass.      Retail           100
     (Mass. Electric)                                Electric

   The Narragansett Electric Company      R.I.       Retail           100
     (Narragansett)                                  Electric

   Narragansett Energy Resources          R.I.       Wholesale        100
     Company (Resources)                             Electric
                                                     Generation

   New England Electric Resources, Inc.   Mass.      Consulting       100
     (NEERI)                                         Services

   New England Electric Transmission      N.H.       Electric         100
     Corporation (NEET)                              Transmission

   New England Energy Incorporated        Mass.      Oil and Gas      100
     (NEEI)                                          Exploration
                                                     & Development

   New England Hydro-Transmission         N.H.       Electric         53.97(a)
     Corporation (N.H. Hydro)                        Transmission


   New England Hydro-Transmission         Mass.      Electric         53.97(a)
     Electric Company, Inc.                          Transmission
     (Mass. Hydro)

   New England Power Company (NEP)        Mass.      Wholesale        98.80(b)
                                                     Electric
                                                     Generation &
                                                     Transmission

   New England Power Service Company      Mass.      Service          100
     (Service Company)                               Company

(a) The common stock of these subsidiaries is owned by NEES and certain participants (or their parent companies) in Phase II of the Hydro-Quebec project. See Interconnection with Quebec, page 21.

(b)  Holders of common stock and 6% Cumulative Preferred Stock of
     NEP have general voting rights.  The 6% Cumulative Preferred
     Stock represents 1.20% of the total voting power.

     In 1993, the System was realigned into two strategic business units, a wholesale business unit and a retail business unit.

     The facilities of NEES' three retail electric subsidiaries, Mass. Electric, Narragansett, and Granite State (collectively referred to as the Retail Companies), and of its principal wholesale electric subsidiary, NEP, constitute a single integrated electric utility system that is directly interconnected with other utilities in New England and New York State, and indirectly interconnected with utilities in Canada. See ELECTRIC UTILITY OPERATIONS, page 3.

     NEET owns and operates a portion of an international transmission interconnection between the electric systems of Hydro-Quebec and New England. Mass. Hydro and N.H. Hydro own and operate facilities in connection with an expanded second phase of this interconnection. See Interconnection with Quebec, page 21.

     NEEI is engaged in various activities relating to fuel supply for the System. These activities presently include participation (principally through a partnership with a non-affiliated oil company) in domestic oil and gas exploration, development, and production (see OIL AND GAS OPERATIONS, page 43) and the sale to NEP of fuel purchased in the open market.

     Resources is a general partner, with a 20% interest, in each of two partnerships formed in connection with the Ocean State Power project. See Ocean State Power, page 21.

     The Service Company has contracted with NEES and its subsidiaries to provide, at cost, such administrative, engineering, construction, legal, and financial services as the companies request. The Service Company also provides maintenance and construction services under contract to certain non-affiliated utility customers. Profits from these contracts are used to reduce the cost of services to affiliated companies.

     NEERI is a wholly-owned, non-utility subsidiary of NEES which provides consulting services domestically and internationally to non-affiliates.

                                   EMPLOYEES

     As of December 31, 1993, NEES subsidiaries had approximately 5,000 employees. As of that date, the total number of employees was approximately 840 at NEP, 1,800 at Mass. Electric, 760 at Narragansett, 80 at Granite State, and 1,500 at the Service Company. Of the 5,000 employees, approximately 3,300 are members of labor organizations. Collective bargaining agreements with the Brotherhood of Utility Workers of New England, Inc., the International Brotherhood of Electrical Workers, and the Utility Workers Union of America, AFL-CIO expire in May 1995.

                 FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

     The business of the System is conducted in two primary business segments, electric utility operations and oil and gas operations.
The financial information with respect to Electric Utility
Operations is as follows:

Year Ended December 31
(thousands of dollars)             1993           1992           1991
- ----------------------             ----           ----           ----

Operating revenues              $2,187,040     $2,138,302     $2,056,798
Operating income                   332,843        341,650        317,487
Total assets                     4,460,652      4,177,781      3,964,569
Capital expenditures               304,659        241,872        209,674

The financial information with respect to Oil and Gas Operations is as follows:

Year Ended December 31
(thousands of dollars)             1993           1992           1991
- ----------------------             ----           ----           ----

Operating revenues              $   46,938     $   43,374     $   37,580
Pre-tax loss passed                (46,355)       (54,607)       (39,303)
  on to customers
Total assets                       335,226        407,015        485,508
Capital expenditures                18,965         21,262         32,969


                          ELECTRIC UTILITY OPERATIONS

                                    GENERAL

     NEP's business is principally generating, purchasing, transmitting, and selling electric energy in wholesale quantities. In 1993, 95% of NEP's revenue from the sale of electricity was derived from sales for resale to affiliated companies and 5% from sales for resale to municipal and other utilities. NEP is the wholesale supplier of the electric energy requirements of the Retail Companies. Narragansett, however, receives credits against its purchases of power from NEP for the cost of generation from its Providence units, which are integrated with NEP's facilities to achieve maximum economy and reliability. Discussions of NEP's generating properties, load growth, energy mix, and fuel supplies include the related properties of Narragansett. For details of sales of energy and operating revenue for the last five years, see OPERATING STATISTICS on page 28 of the New England Power Company 1993 Annual Report to Stockholders (the NEP 1993 Annual Report).

     The combined service area of the Retail Companies constitutes the retail service area of the System and covers more than 4,400 square miles with a population of about 3,000,000 (1990 census). See Map, page 17. The largest cities served are Worcester, Mass. (population 170,000) and Providence, R.I. (population 161,000).

     Mass. Electric and Narragansett are engaged principally in the distribution and sale of electricity at retail. Mass. Electric provides approximately 930,000 customers with electric service at retail in a service area comprising approximately 43% of the area of The Commonwealth of Massachusetts. The population of the service area is about 2,160,000 or 36% of the total population of the Commonwealth (1990 Census). Mass. Electric's territory consists of 149 cities and towns including rural, suburban, and urban communities with Worcester, Lawrence, Lowell, and Quincy being the largest cities served. The economy of the area is diversified. Principal industries served by Mass. Electric include electrical and industrial machinery, computer manufacturing and related products, plastic goods, fabricated metals and paper, and chemical products. In addition, a broad range of professional, banking, high-technology, medical, and educational concerns is served. During 1993, 41% of Mass. Electric's revenue from the sale of electricity was derived from residential customers, 36% from commercial customers, 22% from industrial customers, and 1% from others. In 1993, the 20 largest customers of Mass. Electric accounted for less than 8% of its electric revenue. For details of sales of energy and operating revenue for the last five years, see OPERATING STATISTICS on page 26 of Mass. Electric's 1993 Annual Report to Stockholders (the Mass. Electric 1993 Annual Report).

     Narragansett provides approximately 323,000 customers with electric service at retail. Its service territory, which includes urban, suburban, and rural areas, covers about 839 square miles or 80% of the area of Rhode Island, and encompasses 27 cities and towns including the cities of Providence, East Providence, Cranston, and Warwick. The population of the area is about 725,000 (1990 Census) which represents about 72% of the total population of the state. The economy of the territory is diversified. Principal industries served by Narragansett produce fabricated metal products, jewelry, silverware, electrical and industrial machinery, transportation equipment, textiles, and chemical and allied products. In addition, a broad range of professional, banking, medical, and educational institutions is served. During 1993, 42% of Narragansett's revenue from the sale of electricity was derived from residential customers, 40% from commercial customers, 16% from industrial customers, and 2% from others. In 1993, the 20 largest customers of Narragansett accounted for approximately 11% of its electric revenue. For details of sales of energy and operating revenue for the last five years see OPERATING STATISTICS on page 23 of Narragansett's 1993 Annual Report to Stockholders (the Narragansett 1993 Annual Report).

     Granite State provides approximately 35,000 customers with electric service at retail in the State of New Hampshire in an area having a population of about 73,000 (1990 Census), including the city of Lebanon and the towns of Hanover, Pelham, Salem and surrounding communities. During 1993, 48% of Granite State's revenue from the sale of electricity was derived from commercial customers, 39% from residential customers, 12% from industrial customers, and 1% from others. In 1993, the 10 largest customers of Granite State accounted for about 20% of its electric revenue. Granite State is not subject to the reporting requirements of the Securities Exchange Act of 1934, and its financial impact on the System is relatively small. Information on Granite State is provided herein solely for the purpose of furnishing a more complete description of System operations.

     The electric utility business of NEP and the Retail Companies is not highly seasonal. For NEP and the Retail Companies, industrial customers are broadly distributed among standardized industrial classifications. No single industrial classification exceeds 4% of operating revenue, and no single customer of the System contributes more than 1% of operating revenue.

                             RESULTS OF OPERATIONS

     The following is the detail of consolidated sales and revenue from sales of electricity by the System for the last five years.
                             Sales of Electricity
                             (in thousands of KWH)
                             ---------------------

Classification        1993            1992          1991           1990         1989
- --------------        ----            ----          ----           ----         ----
Residential          7,749,514      7,666,992      7,584,426     7,662,240     7,889,549
Commercial           8,064,024      7,851,859      7,757,350     7,808,422     7,481,283
Industrial           4,863,059      4,870,612      4,955,001     5,074,229     5,109,134
Other                  154,981        164,450        173,639       182,092       184,622
                    ----------     ----------     ----------    ----------    ----------
Total Sales
  to Ultimate
  Customers         20,831,578     20,553,913     20,470,416    20,726,983    20,664,588
Sales for
  Resale             1,958,499      2,125,463      3,031,660     1,834,162     2,404,553
                    ----------     ----------     ----------    ----------    ----------
    Total           22,790,077     22,679,376     23,502,076    22,561,145    23,069,141
                    ----------     ----------     ----------    ----------    ----------

                            Revenues from Sales of Electricity
                                 (in thousands of dollars)
                            ----------------------------------

Classification        1993            1992          1991           1990         1989
- --------------        ----            ----          ----           ----         ----

Residential         $  814,890     $  775,973     $  729,313    $  677,447    $  621,512
Commercial             739,031        728,645        687,605       635,822       537,171
Industrial             399,524        408,243        398,684       376,736       324,935
Other                   24,672         24,776         24,900        24,080        20,255
Unbilled
  Revenue               11,100           -              -             -             -
                    ----------     ----------     ----------    ----------    ----------
Total Sales
  to Ultimate
  Customers          1,989,217      1,937,637      1,840,502     1,714,085     1,503,873
Sales for
  Resale                80,556         82,580        102,411        89,895       100,177
                    ----------     ----------     ----------    ----------    ----------
   Total            $2,069,773     $2,020,217     $1,942,913    $1,803,980    $1,604,050
                    ----------     ----------     ----------    ----------    --------------------

     Kilowatthour (KWH) sales billed to ultimate customers in 1993 increased by 1.4% over 1992. A return to more normal weather conditions in 1993 was largely offset by the fact that 1992 included an extra day for leap year. KWH sales billed to ultimate customers increased 0.4% in 1992.

                            COMPETITIVE CONDITIONS

     The electric utility business is being subjected to increasing competitive pressures, stemming from a combination of increasing electric rates, improved technologies and new regulations, and legislation intended to foster competition. Recently, this competition has been most prominent in the bulk power market in which non-utility generating sources have noticeably increased their market share. For example, in 1984, less than 1% of NEP's capacity was supplied by non-utility generation sources. By the end of 1993, non-utility power purchases accounted for 380 MW or 7% of NEP's total capacity. In addition to competition from non-utility generators, the presence of excess generating capacity in New England has resulted in the sale of bulk power by utilities at prices less than the total costs of owning and operating such generating capacity.

     Electric utilities are also facing increased competition in the retail market. Currently, retail competition comes from alternative fuel suppliers (principally natural gas companies) for heating and cooling, customer-owned generation to displace purchases from electric utilities, and direct competition among electric utilities to attract major new manufacturing facilities to their service territories. In the future, the potential exists for electric utilities and non-utility generators to sell electricity to retail customers of other electric utilities.

     The NEES companies are responding to current and anticipated competitive pressures in a variety of ways including cost control and a corporate reorganization into separate retail and wholesale business units. The wholesale business unit is positioning itself for increased competition through such means as terminating certain purchased power contracts, past and future shutdowns of uneconomic generating stations, and rapid amortization of certain plant assets. NEP's rates currently include approximately $100 million per year associated with the recovery of certain Seabrook Nuclear Generating Station Unit 1 (Seabrook 1) costs under a 1988 rate settlement and coal conversion expenditures at NEP's Salem Harbor station. The recovery of these costs will be completed prior to the end of 1995. The retail business unit's response to competition includes the development of value-added services for customers and the offering of economic development rates to encourage businesses to locate in our service territory. In its recent rate settlement, Mass. Electric was able to change the standard terms under which it offers service to commercial and industrial customers to extend the notice period a customer must give from one to two years before purchasing electricity from others or generating any additional electricity for the customer's own use. In addition, Mass. Electric began offering a discount from base rates in return for a contract requiring the customer to provide five years written notice before purchasing electricity from others or generating any additional electricity for the customer's own use. The discount is available to customers with average monthly peak demands over 500 kilowatts.

     Electric utility rates are generally based on a utility's costs. Therefore, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. These accounting rules allow regulated entities, in appropriate circumstances, to establish regulatory assets and to defer the income statement impact of certain costs that are expected to be recovered in future rates. The effects of competition could ultimately cause the operations of the NEES companies, or a portion thereof, to cease meeting the criteria for application of these accounting rules. While the NEES companies do not expect to cease meeting these criteria in the near future, if this were to occur, accounting standards of enterprises in general would apply and immediate recognition of any previously deferred costs would be necessary in the year in which these criteria were no longer applicable.

                                     RATES

General

     In 1993, 74% of the System's electric utility revenues was attributable to NEP, whose rates are subject to regulation by the Federal Energy Regulatory Commission (FERC). The rates of Mass. Electric, Narragansett, and Granite State are subject to the respective jurisdictions of the state regulatory commissions in Massachusetts, Rhode Island, and New Hampshire.

     The rates of each of the Retail Companies contain a purchased power cost adjustment clause (PPCA). The PPCA is designed to allow the Retail Companies to pass on to their customers increases in purchased power expense resulting from increases allowed by the FERC in NEP's rates. The Retail Companies are also required to reflect rate decreases or refunds. PPCA changes become effective on the dates specified in the filing of the adjustments with the state regulatory commission (not earlier than 30 days after such filing) unless the state regulatory commission orders otherwise. There have been, on occasion, regulatory delays in permitting PPCA increases. Effective March 1, 1993, Narragansett and Granite State received approval for PPCA clauses that fully reconcile on an annual basis purchased power expenses incurred by the companies against purchased power related revenues.

     Under the doctrine of Narragansett v. Burke, a case decided by the Rhode Island Supreme Court in 1977, NEP's wholesale rates must be accepted as allowable expenses for rate-making purposes by state commissions in retail rate proceedings. In 1986 and 1988 the U.S. Supreme Court reaffirmed this doctrine in two cases that did not involve NEP. However, the Narragansett v. Burke doctrine has been indirectly challenged by a number of state regulatory commissions which have held that federal preemption of the regulation of wholesale electric rates does not preclude the state commission from reviewing the prudence of a utility's decision to purchase power under a FERC-approved rate, and from disallowing costs if it finds that the purchase was an imprudent choice among alternative sources. In a 1985 opinion, the New Hampshire Supreme Court took this position on the issue of state regulation of wholesale power purchases. Also, legislation has been filed from time to time in Congress that would have eroded or repealed the doctrine. If state commissions were to refuse to allow the Retail Companies to include the full cost of power purchased from NEP in their rates, System earnings could be adversely affected.

     The rates of NEP and the Retail Companies contain fuel adjustment clauses that allow the rates to be adjusted to reflect changes in the cost of fuel. NEP's fuel clause is on a current basis. Mass. Electric has a fuel clause billing procedure that provides for monthly billing of estimated quarterly fuel costs, while Narragansett's and Granite State's fuel costs are estimated on a semi-annual basis. Billings are adjusted in the subsequent period for any excess or deficiency in fuel cost recovery.

     The FERC rules allow up to 50% of construction work in progress
(CWIP) to be included in rate base in addition to CWIP already allowed in rate base for fuel conversion projects or pollution control facilities. This rule allows NEP the option of recovering currently through rates a portion of the costs of financing its construction program, rather than recording allowance for funds used during construction (AFDC) on that portion.

     The FERC rules with regard to canceled plants provide that utilities may recover in rates only 50% of prudently incurred canceled plant costs. However, the FERC allows utilities to include the recoverable amount in rate base and earn a return on the unamortized balance.

     NEP is recovering the cost of the conversion to coal of three units at Salem Harbor Station by means of an oil conservation adjustment (OCA), a FERC-approved rate. The OCA is designed to amortize the conversion costs by the mid-1990s. Through 1993, NEP has recovered approximately 84% of the conversion costs. The Retail Companies have OCA provisions designed to pass on to their customers amounts billed through NEP's OCA, which totaled
$24.6 million for 1993.

NEP Rates

     No NEP rate cases were filed with the FERC during 1993.

     Seabrook 1 Nuclear Unit

     NEP owns approximately 10% of Seabrook 1, a 1,150 MW nuclear generating unit, that entered commercial service on June 30, 1990. NEP's rate recovery of its investment in Seabrook 1 was resolved through two separate rate settlement agreements. The pre-1988 portion of NEP's investment is being recovered over a period of seven years and five months ending in July 1995. NEP's investment in Seabrook 1 since January 1, 1988, which amounts to approximately $50 million at December 31, 1993, is being recovered over its useful life.

     W-92 Rate Case

     In May 1992, the FERC approved a settlement of NEP's W-92 rate case under which base rates were increased by $39.7 million, effective March 1992. The entire increase was attributable to costs associated with the commercial operation of Unit 2 of the Ocean State Power (OSP) generating facility. These costs had been collected through NEP's fuel clause since the unit entered service in late 1991. The settlement also incorporated new depreciation rates proposed in NEP's filing, which reduced NEP's overall revenue requirement by $18 million.

Mass. Electric Rates

     Rate schedules applicable to electric services rendered by Mass. Electric are on file with the Massachusetts Department of Public Utilities (MDPU).

     In November 1993, the MDPU approved a rate agreement filed by Mass. Electric, the Massachusetts Attorney General, and two groups of large commercial and industrial customers.

     Under the agreement, Mass. Electric began implementing an 11-month general rate decrease effective December 1, 1993 of $26 million (on an annual basis) from the level of rates then in effect. This rate reduction will continue in effect until October 31, 1994, after which rates will increase to the previously approved levels. The agreement also provided for rate discounts of up to $4 million available for the period ending October 31, 1994 for large commercial and industrial customers who agree to give a five-year notice to Mass. Electric before they purchase power from another supplier or generate any additional power themselves.
These discounts will increase after October 31, 1994 to a level of $11 million per year if all eligible customers participate. Mass. Electric also agreed not to increase its base rates above currently approved levels before October 1, 1995. The decrease in revenues will be offset by the recognition for accounting purposes of revenues for electricity delivered but not yet billed.

     The agreement also resolved all issues associated with providing funds and securing rate recovery for environmental cleanup costs of Massachusetts manufactured gas waste sites formerly owned by Mass. Electric and its affiliates, as well as certain other Mass. Electric environmental cleanup costs (see Hazardous Substances, page 30). The rate agreement allows for these costs to be met by establishing a special interest bearing fund on Mass. Electric's books. On a consolidated basis, the fund's initial balance of $30 million comes from previously recorded environmental reserves and is not recoverable from customers. The establishment of the fund's initial balance at Mass. Electric resulted in a one-time charge to fourth quarter earnings of $9 million, before tax. Annual contributions of $3 million, adjusted for inflation, will be added to the fund by Mass. Electric and will be recoverable in rates. In addition, any shortfalls in the fund will be paid by Mass. Electric and be recovered through rates over seven years, without interest. Lastly, the agreement provided for the rate recovery of $8 million of certain storm restoration and other costs previously charged to expense.

     Effective October 1992, the MDPU authorized a $45.6 million annual increase in rates for Mass. Electric. This general rate increase included $2.5 million representing the first step of a four-year phase-in of Mass. Electric's tax deductible costs associated with post-retirement benefits other than pensions (PBOPs). A second $2.5 million increase took effect October 1, 1993.

Narragansett Rates

     Rate schedules applicable to electric services rendered by Narragansett are on file with the Rhode Island Public Utilities
Commission (RIPUC) and the Rhode Island Division of Public
Utilities and Carriers.

     Effective March 1993, Narragansett implemented a new rate design which reallocated costs among its various rate classes, but which are not expected to affect total revenues over a twelve month period. Among other things, the new rates reduced the seasonality of the rates applicable to Narragansett's larger commercial and industrial customers. This change will result in lower revenues in summer months and higher revenues in other months when compared to Narragansett's prior rate design.

     Effective May 1992, the RIPUC authorized a $3.5 million annual increase in rates for Narragansett. In addition, effective January 1993, the RIPUC approved a $1.5 million increase in rates for Narragansett representing the first step of a three-year phase-in of Narragansett's recovery of costs associated with PBOPs. A second $1.5 million increase took effect in January 1994.

     Effective April 1991, the RIPUC approved Narragansett's settlement of a $13 million rate increase.

Granite State Rates

     Effective March 1993, the New Hampshire Public Utilities Commission (NHPUC) authorized a $2.0 million rate increase for Granite State, with a retroactive adjustment to September 15, 1992 to reflect the difference between the authorized amount and the $1.4 million Granite State had been collecting on an interim basis since September 15, 1992.

     Effective July 1, 1993, the NHPUC approved a $0.7 million increase in rates for Granite State to recover costs associated with PBOPs.

Recovery of Demand-Side Management Expenditures

     The three Retail Companies offer conservation and load management programs, usually referred to in the industry as Demand-Side Management (DSM) programs, which are designed to help customers use electricity efficiently, as a part of meeting the System's future resource needs and customers' needs for energy services. See RESOURCE PLANNING, page 36.

     The Retail Companies file their DSM programs regularly with their respective regulatory agencies and have received approval to recover in rates estimated DSM expenditures on a current basis.
The rates provide for reconciling estimated expenditures to actual DSM expenditures, with interest. Mass. Electric's expenditures subject to the reconciliation mechanism were $47 million, $44 million, and $55 million in 1993, 1992, and 1991, respectively. Narragansett's expenditures subject to the reconciliation mechanism were $12 million, $12 million, and $19 million in 1993, 1992, and 1991, respectively.

     Since 1990, the Retail Companies have been allowed to earn incentives based on the results of their DSM programs. The Retail Companies must be able to demonstrate the electricity savings produced by their DSM programs to their respective state regulatory agencies before incentives are recorded. Mass. Electric recorded $6.7 million, $8.6 million, and $6.0 million of before-tax incentives in 1993, 1992, and 1991, respectively. Narragansett recorded $0.5 million, $1.3 million, and $1.6 million of before-tax incentives in 1993, 1992, and 1991, respectively. The Retail Companies have received regulatory approvals that will give them the opportunity to continue to earn incentives based on 1994 DSM program results.

                                  GENERATION

Energy Mix

     The following table displays the contributions of various fuel sources and other generation to total net generation of electricity by NEP during the past three years, as well as an estimate for 1994:

                                      % of Net Generation
                                  --------------------------
                                  Estimated         Actual
                                  ---------   ----------------
                                    1994      1993    1992   1991
                                    ----      ----    ----   ----

       Coal                           37         38     41     44
       Nuclear                        18         18     18     18
       Gas (1)                        16         16     15     11
       Oil                            11         11     10     11
       Hydroelectric                   6          6      6      7
       Hydro-Quebec                    6          5      4      3
       Renewable Non-Utility
         Generation (2)                6          6      6      6
                                     ---        ---    ---    ---
                                     100        100    100    100

       (1) Gas includes both utility and non-utility generation.
       (2) Waste to energy and hydro.


Electric Utility Properties

     The electric utility properties of the System companies consist of NEP's and Narragansett's fossil-fuel base load and intermediate load steam generating units, conventional and pumped storage hydroelectric stations, internal combustion peaking units, portions of fossil fuel and nuclear generating units, the ownership interests of NEET, Mass. Hydro, and N.H. Hydro in the Hydro-Quebec Interconnection, and an integrated system of transmission lines, substations, and distribution facilities. See MAP - ELECTRIC UTILITY PROPERTIES, page 17.

     NEP's integrated system consists of 2,290 circuit miles of transmission lines, 116 substations with an aggregate capacity of 13,265,588 kVA, and 7 pole or conduit miles of distribution lines. The properties of Mass. Electric and Narragansett include substations and distribution and transmission lines, which are interconnected with transmission and other facilities of NEP. At December 31, 1993, Mass. Electric owned 282 substations, which had an aggregate capacity of 2,859,309 kVA, 147,090 line transformers with the capacity of 7,489,447 kVA, and 15,948 pole or conduit miles of distribution lines. Mass. Electric also owns 81 circuit miles of transmission lines. At December 31, 1993, Narragansett owned 248 substations, which had an aggregate capacity of 2,838,927 kVA, 53,100 line transformers with the capacity of 2,239,554 kVA, and 4,492 pole or conduit miles of distribution lines. Narragansett, in addition, owns 325 circuit miles of transmission lines.

     Substantially all of the properties and franchises of Mass.
Electric, Narragansett, and NEP are subject to the liens of indentures under which mortgage bonds have been issued. For details of the mortgage liens on these properties see the long-term debt note in Notes to Financial Statements in each of these companies' respective 1993 Annual Report. The properties of NEET are subject to a mortgage under its financing arrangements.

     The net capability at December 31, 1993, and the net generation for the twelve months ended December 31, 1993, from all sources were as follows:

                                    Year(s)
                                    Placed        Energy          Net            Net
    Source            Location     In-Service     Source       Capability     Generation
    ------            --------     ----------     ------       ----------    -------------
Fossil Fuel Units                                                 (MW)       (000's of MWh)
  Brayton Point
   Station
    Units 1,2 & 3     Somerset,   1963-1969       Coal-Oil(a)    1,077          6,847
    Unit 4            Mass.          1974         Oil-Gas          442          1,146


  Salem Harbor
   Station
    Units 1,2 & 3     Salem,      1952-1958       Coal-Oil(a)      305          1,877
    Unit 4            Mass.          1972         Oil              400          1,666

  Manchester St.      Prov.,      1941-1949       Oil-Gas          125             45
    Station(b)        R.I.

  Other System        Me.,        1963-1978       Oil              106             44
    Units(c)          Mass.


Hydroelectric Units(d)

  Conventional        Mass.,N.H.
                       & Vt.      1909-1987       Water            580          1,254

  Pumped Storage
    Bear Swamp        Rowe, Mass.     1974        Water            586           (202)


Nuclear Units(e)

  Yankees             Conn., Me.,  1968-1972      Nuclear          338          2,197
                      and Vt.


  Millstone 3         Waterford,     1986         Nuclear          140            796
                      Conn.


  Seabrook 1          Seabrook,      1990         Nuclear          115            901
                      N.H.

Other(f)                  -            -            -            1,148          6,319
                                                                 -----         ------
    Total                                                        5,362         22,890
                                                                 =====         ======

(a) These units currently burn coal, but are also capable of burning oil.

(b) For a discussion of the Manchester Street Station repowering project, see Manchester Street Station Repowering on page 37.

(c) Includes (i) an interest in a jointly owned oil-fired unit in Yarmouth, Maine, and (ii) diesel units at various locations.

(d)  See Hydroelectric Project Licensing, page 28.

(e)  See Nuclear Units, page 21.

(f) Capability includes contracted purchases (1,312 MW) less contract sales (164 MW). Net generation includes the effects of the above contracted purchases and economy interchanges through the New England Power Exchange (including Hydro-Quebec purchases and purchases from non-utility generation). For further information see Non-Utility Generation Sources, page 20.

     NEP and Narragansett are members of the New England Power Pool (NEPOOL), a group of over 90 New England utilities that comprises virtually all of New England's electric generation. Mass. Electric and Granite State participate in NEPOOL through NEP. The NEPOOL Agreement provides for coordination of the planning and operation of the generation and transmission facilities of its members. The NEPOOL Agreement incorporates generating capacity reserve obligations, provisions regarding the use of major transmission lines, and provisions for payment for facilities usage. The NEPOOL Agreement further provides for New England-wide central dispatch of generation through the New England Power Exchange. Through NEPOOL, operating and capital economies are achieved and reserves are established on a region-wide rather than an individual company basis. The electric energy available to NEES subsidiaries and other members is determined by the aggregate available to NEPOOL.

     The 1993 NEPOOL peak demand of 19,570 MW occurred on July 8,
1993. The maximum demand to date of 19,742 MW occurred on July 19, 1991.

     The 1993 summer peak for the System of 4,081 MW occurred on July 8, 1993. This was below the previous all time peak load of 4,250 MW which occurred on July 19, 1991. The 1993-1994 winter peak of 4,121 MW occurred on January 19, 1994. For a discussion of resource planning, see RESOURCE PLANNING, page 36.

                                      MAP


     (Displays electric utility properties of NEES subsidiaries)

Fuel for Generation

     NEP burned the following amounts of coal, residual oil, and gas during the past three years:

                                                    1993    1992   1991
                                                    ----    ----   ----
  Coal (in millions of tons)                         3.2     3.3    3.6

  Oil (in millions of barrels)                       5.0     4.9    6.4

  Natural Gas (in billions of cubic feet)            0.7     3.2    1.7


     Coal Procurement Program

     Depending on coal-fired generating unit availability and the degree to which the units are dispatched, NEP's 1994 coal requirements should range between 3.0 and 3.2 million tons. NEP obtains its domestic coal under contracts of varying lengths and on a spot basis from domestic coal producers in Kentucky, West Virginia, and Pennsylvania, and from mines in Colombia and Venezuela. Three different rail systems (CSX, Norfolk Southern, and Conrail) transport coal from domestic sources to loading ports on the east coast. NEP's coal is transported from east coast ports by ocean-going collier to Brayton Point and Salem Harbor. NEP has a term charter with the Energy Independence, a self-unloading collier, which carries all of NEP's U.S. coal and a portion of foreign coal. NEP also charters other coal-carrying vessels for the balance of foreign coal. As protection against interruptions in coal deliveries, NEP maintained coal inventories at its generating stations during 1993 in the range of 40 to 60 days. A United Mine Workers strike lasting the second half of 1993 interrupted one long-term contract which was replaced prior to its 1994 expiration.

     To meet environmental requirements, NEP uses coal with a relatively low sulphur and ash content. NEP's average price for coal burned, including transportation costs, calculated on a 26 million Btu per ton basis, was $44.72 per ton in 1991, $44.15 in 1992, and $43.53 per ton in 1993. Based on a 42 gallon barrel of oil producing 6.3 million Btu's, these coal prices were equivalent to approximately $10.83 per barrel of oil in 1991, $10.70 in 1992 and $10.57 per barrel of oil in 1993.

     Oil Procurement Program

     The System's 1994 oil requirements are expected to be approximately 5.0 million barrels. The System obtains its oil requirements through contracts with oil suppliers and purchases on the spot market. Current contracts provide for minimum annual purchases of 2.6 million barrels at market related prices. The System currently has a total storage capacity for approximately
2.3 million barrels of residual and diesel fuel oil. The System's average cost of oil burned, calculated on a 6.3 million Btu per barrel basis, was $11.82 in 1991, $12.68 in 1992, and $13.30 in
1993.

     Natural Gas

     NEP uses natural gas at both Brayton 4 and Manchester Street Stations when gas is priced less than residual fuel oil. At Brayton 4, natural gas currently displaces 2.2% sulphur residual fuel oil. At Manchester Street Station, gas currently displaces 1.0% sulphur residual fuel oil. In 1993, approximately 0.7 billion cubic feet of gas were consumed at an average cost of $2.58 per thousand cubic feet excluding pipeline demand charges. This gas price was equivalent to approximately $16.25 per barrel of oil.

     Firm year-round gas deliveries to Manchester Street Station are planned as part of its repowering project. The repowered facility would use up to 95 million cubic feet of natural gas per day. See Manchester Street Station Repowering, page 37.

     NEP has contracted with six pipeline companies for transportation of natural gas from supply regions to these two generating stations: (1) 60 million cubic feet per day from Western Canada via TransCanada PipeLines, Ltd. (TransCanada), Iroquois Gas Transmission System, Tennessee Gas Pipeline Company and Algonquin Gas Transmission Company, and (2) 60 million cubic feet per day from the U.S. Mid-Continent region via ANR Pipeline Company, Columbia Gas Transmission Company and Algonquin.

  (a) NEP has entered into a firm service agreement with TransCanada. Service commenced on November 1, 1992.

  (b) NEP has entered into a firm service agreement with Iroquois. Service commenced on November 1, 1993.

  (c) NEP has entered into a firm service agreement with Tennessee. Service commenced on November 1, 1993.

  (d) NEP has entered into a firm service agreement with Algonquin for delivery of Canadian gas. Service commenced on November 1, 1993. Additional service for a portion of the domestic gas is expected to commence in December 1994. NEP has also entered into a firm service agreement for deliveries of gas to its Brayton Point Station. All facilities for this service have been constructed and in service since December of 1991.

  (e) ANR has constructed substantially all facilities necessary to serve NEP. NEP has entered into a firm service agreement with ANR. Service is expected to commence in December 1994.

  (f) Columbia has received and accepted a FERC certificate to construct facilities for service to NEP. NEP has entered into a firm service agreement with Columbia. Service is expected to commence in December 1994.

     NEP has also signed contracts with four Canadian gas suppliers for a total of 60 million cubic feet per day. NEP has not yet signed supply arrangements with Mid-Continent producers.

     The pipeline agreements require minimum fixed payments. NEP's minimum net payments are currently estimated to be approximately $45 million in 1994, $65 million in 1995, and $70 million each in 1996, 1997, and 1998. The amount of the fixed payments are subject to FERC regulation and will depend on FERC actions affecting the rates on each of the pipelines.

     As part of its W-12 rate settlement, NEP is recovering 50% of the fixed pipeline capacity payments through its current fuel clause and deferring the recovery of the remaining 50% until the Manchester Street repowering project is completed. NEP has deferred payments of approximately $13 million as of December 31, 1993.

     Nuclear Fuel Supply

     As noted above, NEP participates with other New England utilities in the ownership of several nuclear units. See Nuclear Units, page 21. The utilities responsible for supply for these units are not experiencing any difficulty in obtaining commitments for the supply of each element of the nuclear fuel cycle.

Non-Utility Generation Sources

     The System companies purchase a portion of the electricity generated by, or provide back-up or standard service to, 139 small power producers or cogenerators (a total of 3,185,101 MWh of purchases in 1993). As of December 31, 1993, these non-utility generation sources include 32 low-head hydroelectric plants, 51 wind or solar generators, seven waste to energy facilities, and 49 cogenerators. The total capacity of these sources is as follows:

                                       In Service     Future Projects
                                       (12/31/93)     Under Contract
     Source                               (MW)             (MW)
     ------                            ----------     ---------------
     Hydro                                   43               -
     Wind                                     -              20
     Waste to Energy                        169              33
     Cogeneration                           303              40
     Independent Power Producers              -              83*
                                           ----             ---
          Total                             515             176

    * Milford Power was accepted for dispatch by NEPOOL on January 20, 1994.

     The in-service amount includes 377 MW of capacity and 138 MW treated as load reductions and excludes the Ocean State Power contracts discussed below.

     Ocean State Power

     Ocean State Power (OSP) and Ocean State Power II (OSP II) are general partnerships that own and operate a two unit gas-fired combined cycle electric power plant in Burrillville, R.I.
Resources is a general partner with a 20% interest in both OSP and OSP II and had an equity investment of approximately $40 million at December 31, 1993. The first unit began commercial operation on December 31, 1990 and the second unit went into service on October 1, 1991. The two units have a combined winter net electrical capability of approximately 562 MW. Each unit's capacity and energy output is sold under 20-year unit power agreements to a group of New England utilities, including NEP, which has contracts for 48.5% of the output of each unit. NEP is required to make certain minimum fixed payments to cover capital and fixed operating costs of these units in amounts estimated to be $70 million per year.

     Interconnection with Quebec

     NEET, Mass. Hydro, and New Hampshire Hydro own and operate, on behalf of NEPOOL participants in the project, a 450 kV direct current (DC) transmission line and related terminals to interconnect the New England and Quebec transmission systems (the Interconnection). The transfer capability of the Interconnection is 2,000 MW. NEPOOL members purchase from and sell energy to Hydro-Quebec pursuant to several agreements. The principal agreement calls for NEPOOL members to purchase 7 billion KWH of energy each year for ten years (the Firm Energy Contract). Purchases under the Firm Energy Contract totaled over 6.4 billion KWH in 1993.

     NEP is a participant in both the Phase I and Phase II projects of the Interconnection. NEP's participation percentage in both projects is approximately 18%. NEP and the other participants have entered into support agreements that end in 2020, to pay monthly their proportionate share of the total cost of constructing, owning, and operating the transmission facilities. NEP accounts for these support agreements as capital leases and accordingly recorded approximately $78 million in utility plant at December 31, 1993. Under the support agreements, NEP has agreed, in conjunction with any Phase II project debt financing, to guarantee its share of project debt. At December 31, 1993, NEP had guaranteed approximately $34 million. In the event any Interconnection facilities are abandoned for any reason, each participant is contractually committed to pay its pro-rata share of the net investment in the abandoned facilities.

Nuclear Units

     General

     NEP is a stockholder of Yankee Atomic Electric Company (Yankee Atomic), Vermont Yankee Nuclear Power Corporation (Vermont Yankee), Maine Yankee Atomic Power Company (Maine Yankee), and Connecticut

Yankee Atomic Power Company (Connecticut Yankee). Each of these companies (collectively referred to as the Yankee Companies) owns a single nuclear generating unit. In addition, NEP is a joint owner of the Millstone 3 nuclear generating unit in Connecticut and the Seabrook 1 nuclear generating unit in New Hampshire. Millstone 3 and Seabrook 1 are operated by subsidiaries of Northeast Utilities (NU). NEP pays its proportionate share of costs and receives its proportionate share of each unit's output. NEP's interest and investment in each of the Yankee Companies, Millstone 3, and Seabrook 1 and the net capability of each plant are as follows:

                                                                 Equity
                                                Net            Investment
                                             Capability        (12/31/93)
                               Interest         (MW)          (in millions)
                               --------      ----------       -------------

      Yankee Atomic             30.0%           *                 $  7
      Vermont Yankee            20.0%             93                10
      Maine Yankee              20.0%            158                14
      Connecticut Yankee        15.0%             87                15
                                                ----              ----
        Subtotal                                 338              $ 46

                                                              Net Investment
                                                                in Plant**
                                                               (12/31/93)
                                                              (in millions)
                                                              -------------

      Millstone 3               12.2%            140                $405
      Seabrook 1                 9.9%            115                 149
                                                ----
        Subtotal                                 255
                                                ----
        Total                                    593
                                                ====

       *Operations ceased
      **Excludes nuclear fuel

     NEP has a 30% ownership interest in Yankee Atomic which owns a 185 megawatt nuclear generating station in Rowe, Massachusetts. The station began commercial service in 1960. In February 1992, the Yankee Atomic board of directors decided to permanently cease power operation of, and in time, decommission the facility.

     In March 1993, the FERC approved a settlement agreement that allows Yankee Atomic to recover all but $3 million of its approximately $50 million remaining investment in the plant over the period extending to July 2000, when the plant's Nuclear Regulatory Commission (NRC) operating license would have expired. Yankee Atomic recorded the $3 million before-tax write-down in 1992. The settlement agreement also allows Yankee Atomic to earn a return on the unrecovered balance during the recovery period and to recover other costs, including an increased level of decommissioning costs, over this same period. Decommissioning cost recovery increased from $6 million per year to $27 million per year for the period 1993 to 1995. This level of recovery is subject to review in 1996.

     NEP has recorded an estimate of its entire future payment obligations to Yankee Atomic as a liability on its balance sheet and an offsetting regulatory asset reflecting its expected future rate recovery of such costs. This liability and related regulatory asset amounted to approximately $104 million each at December 31, 1993.

     NEP purchases the output of the other Yankee nuclear electric generating plants in the same percentages as its stock ownership of the Yankee Companies, less small entitlements taken by municipal utilities for Maine Yankee and Vermont Yankee. NEP has power contracts with each Yankee Company that require NEP to pay an amount equal to its share of total fixed and operating costs (including decommissioning costs) of the plant plus a return on equity.

     The stockholders of three Yankee Companies (Vermont Yankee, Maine Yankee and Connecticut Yankee) have agreed, subject to regulatory approval, to provide capital requirements in the same proportion as their ownership percentages of the particular Yankee Company. Pursuant to the terms of a lending agreement, Yankee Atomic will not pay dividends to its shareholders, including NEP, until such lender is paid in full.

     There is widespread concern about the safety of nuclear generating plants. The NRC regularly reviews the adequacy of its comprehensive requirements for nuclear plants. Many local, state, and national public officials have expressed their opposition to nuclear power in general and to the continued operation of nuclear power plants. It is possible that this controversy will result in cost increases and modifications to, or premature shutdown of, the operating nuclear units in which NEP has an interest.

     On three occasions (most recently in 1987), referenda appeared on the ballot in Maine that, if passed, would have required the prompt shutdown of Maine Yankee. All the referenda were defeated. There is no assurance that similar measures will not appear on future ballots.

     Pending before FERC is an initial decision of an administrative law judge disallowing full rate recovery for the unamortized portion of a nuclear plant to be retired before the end of its operating license. The decision, if affirmed, would result in rate recovery of less than the full investment in a nuclear plant retired from service prior to the end of its operating license.
The amount of the disallowance would depend upon the plant's historic capacity factor and the number of years remaining on its operating license.

     Decommissioning

     Each of the Yankee Companies includes charges for all or a portion of decommissioning costs in its cost of energy. These charges vary depending upon rate treatment, the method of decommissioning assumed, economic assumptions, site and unit specific variables, and other factors. Any increase in these charges is subject to FERC approval.

     Each of the operating nuclear units has established decommissioning trust funds or escrow funds into which payments are being made to meet the projected cost of decommissioning its plant. If any of the units were shut down prior to the end of its operating license, the funds collected for decommissioning to that point would be insufficient. Estimates of NEP's pro-rata share (based on ownership) of decommissioning costs, NEP's share of the actual book values of decommissioning fund balances set aside for each unit at December 31, 1993 (in millions of dollars), and the expiration date of the operating license of each plant are as follows:

                                 NEP's share of
                          -----------------------------
                             Estimated
                          Decommissioning         Fund          License
                               Costs          Balances (1)     Expiration
       Unit                 (in 1993 $)        (12/31/93)        Date
       ----               ---------------     ------------     ----------

  Yankee Atomic (2)               $78               $26            --
  Connecticut Yankee              $49               $18           2007
  Maine Yankee                    $63               $19           2008
  Vermont Yankee                  $57               $20           2012
  Millstone 3                     $50               $10           2025
  Seabrook 1                      $36               $ 3           2026


  (1) Certain additional amounts are anticipated to be available through tax deductions.

  (2) The estimated cost of decommissioning for Yankee Atomic does not reflect the benefit of the component removal project
       (CRP) for which decommissioning funds were spent in 1993.
       Additional expenditures for CRP will be made in 1994.

     NEP is currently collecting through rates amounts for decommissioning based upon cost estimates and funding methodologies authorized by FERC. Such estimates are determined periodically for each plant and may not reflect the current projected cost of decommissioning.

     There is no assurance that decommissioning costs actually incurred by the Yankee Companies, Millstone 3 or Seabrook 1 will not substantially exceed these amounts. For example, current decommissioning cost estimates assume the availability of permanent repositories for both low-level and high-level nuclear waste which do not currently exist. NRC rules require that reasonable assurance be provided that adequate funds will be available for the decommissioning of commercial nuclear power plants. The rule establishes minimum funding levels that licensees must satisfy. Each of the units in which NEP has an interest has filed a report with the NRC providing assurance that funds will be available to decommission the facility.

     A Maine statute provides that if both Maine Yankee and its decommissioning trust fund have insufficient assets to pay for the plant decommissioning, the owners of Maine Yankee are jointly and severally liable for the shortfall. The definition of owner under the statute covers NEP and may cover companies affiliated with it. NEP and the Retail Companies cannot determine, at this time, the constitutionality, applicability, or effect of this statute. If NEP or the Retail Companies were required to make payments under this statute, they would assess their legal remedies at that time. In any event, NEP and the Retail Companies would attempt to recover through rates any payments required. If any claim in excess of NEP's ownership share were enforced against a NEES company, that company would seek reimbursement from any other Maine Yankee stockholder which failed to pay its share of such costs.

     The Energy Policy Act of 1992 assesses the domestic nuclear power industry for a portion of costs associated with the decontamination and decommissioning of the Department of Energy's
(DOE) uranium enrichment facilities. An annual assessment of $150 million (escalated for inflation) on the domestic nuclear power industry will be allocated to each plant based upon the amount of DOE uranium enrichment services utilized in the past.
The total DOE assessment, which began in October 1992, will remain in place for up to 15 years and will amount to $2.25 billion (escalated). The Yankees, Millstone 3 and Seabrook have been assessed and initial billings indicate NEP's obligation for such costs over the next 14 years will be approximately $29 million. In accordance with the provisions of the Energy Policy Act, these costs are being recovered through NEP's fuel clause.

     High-Level Waste Disposal

     The Nuclear Waste Policy Act of 1982 provides a framework and timetable for selection of sites for repositories of high-level radioactive waste (spent nuclear fuel) from United States nuclear plants. The DOE has entered into contracts with the Yankee Companies, the Millstone 3 joint owners, and the Seabrook 1 joint owners for acceptance of title to, and transportation and storage of, this waste. Under these contracts, each operating unit will pay fees to the DOE to cover the development and creation of waste repositories. Fees for fuel burned since April 1983 have been collected by the DOE on an ongoing basis at the rate of one tenth of a cent per KWH of net generation. Fees for generation up through April 1983 were determined by the DOE as follows:
$13.2 million for Yankee Atomic, $48.7 million for Connecticut

Yankee, $50.4 million for Maine Yankee, and $39.3 million for Vermont Yankee. Neither Millstone 3 nor Seabrook 1 has been assessed any fees for fuel burned through April 1983, because they did not enter commercial operation until 1986 and 1990, respectively.

     The Yankee Companies had several options to pay these fees. Yankee Atomic paid its fee to the DOE for the period through April 1983. The other three Yankee Companies elected to defer payment until a future date, thereby incurring interest expense. However, payment to the DOE must occur prior to the first delivery of spent fuel. Connecticut, Maine, and Vermont Yankee have segregated a portion of their respective DOE obligations in external accounts. The remainder of the funds have been used to support general capital requirements. All expect to separately fund in full in external accounts their DOE obligation (including accrued interest) prior to payment to the DOE. To the extent that any of the three Yankee Companies is unable to fully meet its DOE obligation at the prescribed time, NEP might be required to provide additional funds.

     Prior to such time that the DOE takes delivery of a plant's spent nuclear fuel, it is stored on site in spent fuel pools. Connecticut Yankee and Maine Yankee have adequate existing storage through the late 1990's. Millstone 3 will be able to maintain a full core discharge capability through the end of its current license. Seabrook 1's current licensed storage capacity is adequate until at least 2010. Vermont Yankee is able to maintain a full core discharge capability until 2001. Yankee Atomic has adequate on-site storage capacity for all its spent fuel.

     Federal legislation enacted in December 1987 directed the DOE to proceed with the studies necessary to develop and operate a permanent high-level waste disposal site at Yucca Mountain, Nevada. There is local opposition to development of this site. Although originally scheduled to open in 1998, the DOE announced in November 1989 that the permanent disposal site is not expected to open before 2010, a date the DOE has defined as optimistic. The legislation also provides for the development of a Monitored Retrievable Storage (MRS) facility and abandons plans to identify and select a second, permanent disposal site. An MRS facility would provide temporary storage for high-level waste prior to eventual permanent disposal. It is not known when an MRS facility would begin accepting deliveries. Additional delays due to political and technical problems are likely. It is extremely unlikely deliveries would be accepted prior to 1999.

     Federal authorities have deferred indefinitely the commercial reprocessing of spent nuclear fuel.

     Low-Level Waste Disposal

     In 1986, the Low-Level Radioactive Waste Policy Amendments Act was enacted by Congress. This statute sets a time limit of December 31, 1992, beyond which disposal of low-level waste at any of the three existing sites is impermissible. Under the statute, individual states are responsible for finding local sites for disposal or forming regional disposal compacts by defined milestone dates.

     As of December 1991, all of the states in which NEP holds an interest in a nuclear facility had met the 1990 milestone which required the filing of a facility operating license application or Governor's certification that the state will provide for storage, disposal, and management of waste generated after 1992. Although New Hampshire met the 1990 milestone, the arrangements made by the state did not encompass low-level waste generated by Seabrook 1 and it is currently prohibited from shipping its low-level waste out of the state. Connecticut Yankee, Millstone 3, Vermont Yankee, Maine Yankee and Yankee Atomic are currently allowed to ship low-level radioactive waste to the existing disposal site in South Carolina.

     The 1992 milestone required each state to file a facility operating license application. None of the states in which NEP holds an interest in a nuclear facility has met this milestone. Failure to meet this milestone means that those states may be subject to surcharges on waste shipped out of state. Disposal costs could increase significantly. Since January 1, 1993, the South Carolina low-level waste disposal site has been the only site open to accept low-level waste from NEP's units. The South Carolina site will remain open until June 30, 1994 to generators whose states are making progress toward developing their own disposal facilities. Effective June 30, 1994, the South Carolina low-level waste disposal site will be closed permanently to non-regional wastes. However, all of the nuclear facilities in which NEP has an interest have temporary storage facilities on site to meet short-term low-level radioactive waste storage requirements.

     Price-Anderson Act

     The Price-Anderson Act limits the amount of liability claims that would have to be paid in the event of a single incident at a nuclear plant to $9.2 billion (based upon 114 licensed reactors). The maximum amount of commercially available insurance coverage to pay such claims is only $200 million. The remaining $9.0 billion would be provided by an assessment of up to $79.3 million per incident levied on each of the nuclear units in the United States, subject to a maximum assessment of $10 million per incident per nuclear unit in any year. The maximum assessment, which was most recently calculated in 1993, is to be adjusted at least every five years to reflect inflationary changes. NEP's current interest in the Yankees, Millstone 3, and Seabrook 1 would subject NEP to an $81.8 million maximum assessment per incident. NEP's payment of any such assessment would be limited to a maximum of $10.3 million per incident per year. As a result of the permanent cessation of power operation of the Yankee Atomic plant, Yankee Atomic has petitioned the NRC for an exemption from obligations under the Price-Anderson Act.

     Other Items

     Federal legislation requires emergency response plans, approved by federal authorities, for nuclear generating units. The Yankee
Companies, Seabrook 1, and Millstone 3 are not currently experiencing difficulty in maintaining approval of their emergency response plans.

                     REGULATORY AND ENVIRONMENTAL MATTERS

Regulation

     Numerous activities of NEES and its subsidiaries are subject to regulation by various federal agencies. Under the 1935 Act, many transactions of NEES and its subsidiaries are subject to the jurisdiction of the Securities and Exchange Commission (SEC).
Under the Federal Power Act, certain electric subsidiaries of NEES are subject to the jurisdiction of the FERC with respect to rates, accounting, and hydroelectric facilities. In addition, the NRC has broad jurisdiction over nuclear units and federal environmental agencies have broad jurisdiction over environmental matters. The electric utility subsidiaries of NEES are also subject to the jurisdiction of regulatory bodies of the states and municipalities in which they operate.

     For more information, see: RATES, page 8, Nuclear Units, page 21, RESOURCE PLANNING, page 36, Fuel for Generation, page 18,
Environmental Requirements, page 29, and OIL AND GAS OPERATIONS, page 43.

Hydroelectric Project Licensing

     NEP is the largest operator of conventional hydroelectric facilities in New England. NEP's hydroelectric projects are licensed by the FERC. These licenses expire periodically and the projects must be relicensed at that time. NEP's present licenses expire over a period from 2001 to 2020 excluding the Deerfield River Project discussed below. Upon expiration of a FERC license for a hydro project, the project may be taken over by the United States or licensed to the existing, or a new licensee. If the project were taken over, the existing licensee would receive an amount equal to the lesser of (i) fair value of the project or
(ii) original cost less depreciation and amounts held in amortization reserves, plus in either case severance damages. The net book value of NEP's hydroelectric projects was $245 million as of December 31, 1993.

     In the event that a new license is not issued when the existing license expires, FERC must issue annual licenses to the existing licensee which will allow the project to continue operation until a new license is issued. A new license for a project may incorporate operational restrictions and requirements for additional non-power facilities (e.g., recreational facilities) that could affect operation of the project, and may also require additional capital investment. For example, NEP has previously received new licenses for projects on the Connecticut River that involved construction of an extensive system of fish ladders.

     The license for the 84 MW Deerfield River Project expired at the end of 1993. NEP filed an application for a new license in 1991, which is still under review. Several advocacy groups have intervened proposing operational modifications which would reduce the energy output of the project substantially. FERC has issued NEP an annual license to continue operation of the project under the terms and conditions of the expired license until a new license issues or other disposition of the project takes place.

     The next NEP project to require a new license will be the 368 MW Fifteen Mile Falls Project on the Connecticut River in New Hampshire and Vermont. This license expires in 2001. The formal process of preparing an application for a new license will begin in 1996.

     FERC has recently issued a Notice of Inquiry regarding the decommissioning of licensed hydroelectric projects. Responses to this notice are still under review at FERC. Some parties have advocated positions in this docket that would draw into question recovery of investment and severance damages in the event of project decommissioning. Depending upon the scope of any project decommissioning regulations, the associated costs could be substantial.

Environmental Requirements

     Existing Operations

     The NEES subsidiaries are subject to federal, state, and local environmental regulation of, among other things: wetlands and flood plains; air and water quality; storage, transportation, and disposal of hazardous wastes and substances; underground storage tanks; and land-use. It is likely that the stringency of environmental regulation affecting the System and its operations will increase in the future.

     Siting and Construction Activities for New Facilities

     All New England states require, in certain circumstances, regulatory approval for site selection or construction of electric generating and major transmission facilities. Connecticut, Maine, Massachusetts, New Hampshire, and Rhode Island also have programs of coastal zone management that might restrict construction of power plants and other electrical facilities in, or potentially affecting, coastal areas. All agencies of the federal government must prepare a detailed statement of the environmental impact of all major federal actions significantly affecting the quality of the environment. The New England states have environmental laws which require project proponents to prepare reports of the environmental impact of certain proposed actions for review by various agencies. Except for the planned Manchester Street Repowering Project, the System is not currently constructing generating plants or major transmission facilities.

     Environmental Expenditures

     Total System capital expenditures for environmental protection facilities have been substantial. System capital expenditures for such facilities amounted to approximately $29 million in 1991, $31 million in 1992, and $23 million in 1993, including expenditures by NEP of $25 million, $28 million, and $14 million, respectively, for those years. The System estimates that total capital expenditures for environmental protection facilities will be approximately $65 million in 1994 ($50 million by NEP) and $25 million in 1995 ($15 million by NEP).

     Hazardous Substances

     The United States Environmental Protection Agency (EPA) has established a comprehensive program for the management of hazardous waste. The program allows individual states to establish their own programs in coordination with the EPA; Massachusetts, New Hampshire, Vermont, and Rhode Island have established such programs. Both the EPA and Massachusetts regulations cover certain operations at Brayton Point and Salem Harbor. Other System activities, including hydroelectric and transmission and distribution operations, also involve some wastes that are subject to EPA and state hazardous waste regulation. In addition, numerous System facilities are subject to federal and state underground storage tank regulations.

     The EPA regulates the manufacture, distribution, use, and disposal of polychlorinated biphenyls (PCB), which are found in dielectric fluid used in some electrical equipment. The System has completed the removal from service of all PCB transformers and capacitors. Some electrical equipment contaminated with PCBs remains in service. At sites where PCB equipment has been operated, removal, disposal, and replacement of contaminated soils may be required.

     The Federal Comprehensive Environmental Response, Compensation and Liability Act, more commonly known as the "Superfund" law, imposes strict, joint and several liability, regardless of fault, for remediation of property contaminated with hazardous substances. Parties liable include past and present site owners and operators, transporters that brought wastes to the site, and entities that generated or arranged for disposal or treatment of wastes ultimately disposed of at the site. A number of states, including Massachusetts, have enacted similar laws.

     The electric utility industry typically utilizes and/or generates in its operations a range of potentially hazardous products and by-products. These products or by-products may not have previously been considered hazardous, and may not currently be considered hazardous, but may be identified as such by federal, state, or local authorities in the future. NEES subsidiaries currently have in place an environmental audit program intended to enhance compliance with existing federal, state, and local requirements regarding the handling of potentially hazardous products and by-products.

     Federal and state environmental agencies, as well as private parties, have contacted or initiated legal proceedings against NEES and certain subsidiaries regarding liability for cleanup of sites alleged to contain hazardous waste or substances. NEES and/or its subsidiaries have been named as a potentially responsible party
(PRP) by either the EPA or the Massachusetts Department of Environmental Protection (DEP) for 18 sites (6 for NEP, 13 for Mass. Electric, and 2 for Narragansett) at which hazardous waste is alleged to have been disposed. NEES and its subsidiaries are also aware of other sites which they may be held responsible for remediating and it is likely that, in the future, NEES and its subsidiaries will become involved in additional proceedings demanding contribution for the cost of remediating additional hazardous waste sites.

     The most prevalent types of hazardous waste sites that NEES and its subsidiaries have been connected with are former manufactured gas locations. Until the early 1970s, NEES was a combined electric and gas holding company system. Gas was manufactured from coal and oil until the early 1970s to supply areas in which natural gas was not yet available or for peaking purposes. Among the waste byproducts of that process were coal and oil tars. The NEES companies are currently aware of approximately 40 locations at which gas may have been manufactured and/or stored. Of the manufactured gas locations, 17 have been listed for investigation by the DEP. Two manufactured gas plant locations that have been the subject of extensive litigation are discussed in more detail below: the Pine Street Canal Superfund site in Burlington, Vermont and a site located in Lynn, Massachusetts.

     Approximately 18 parties, including NEES, have been notified by the EPA that they are PRPs for cleanup of the Pine Street Canal site, at which coal tar and other materials were deposited. Between 1931 and 1951, NEES and its predecessor owned all of the common stock of Green Mountain Power Corporation. Prior to, during, and after that time, gas was manufactured at the Pine Street Canal site. The EPA had brought a lawsuit against NEES and other parties to recover all of the EPA's past and future response costs at this site. In 1990, the litigation ended with the filing of a final consent decree with the court. Under the terms of the settlement, to which 14 entities were party, the EPA recovered its past response costs. NEES recorded its share of these costs in 1989. NEES remains a PRP for ongoing and future response costs. In November 1992, the EPA proposed a cleanup plan estimated by the EPA to cost $50 million. In June 1993, the EPA withdrew this cleanup plan in response to public concern about the plan and the cost. It is not known at this time what the ultimate cleanup plan will be, how much it will cost, or what portion NEES will have to pay.

     On May 26, 1993, the United States Court of Appeals for the First Circuit affirmed on appeal an earlier adverse decision against NEES and two of its subsidiaries, Mass. Electric and New England Power Service Company, with respect to the Lynn, Massachusetts site which was once owned by an electric and gas utility formerly owned by NEES. The electric operations of this subsidiary were merged into Mass. Electric. The decision held NEES and these subsidiaries liable for cleanup of the properties involved in the case. Although the circumstances differ from location to location, the Court of Appeals opinion has adverse implications for the potential liability of NEES and its subsidiaries with respect to other gas manufacturing locations operated by gas utilities once owned by NEES.

     In November 1993, the MDPU approved a rate agreement filed by Mass. Electric (see RATES, page 8) that resolved all rate recovery issues related to Massachusetts manufactured gas sites formerly owned by NEES or its subsidiaries as well as certain other Massachusetts hazardous waste sites. The agreement allows for these costs to be met by establishing a special fund on Mass. Electric's books. On a consolidated basis, the fund's initial balance of $30 million comes from previously recorded environmental reserves and is not recoverable from customers. NEES had previously established approximately $40 million of reserves related to Massachusetts manufactured gas locations earlier in 1993 and in prior years. The establishment of the fund's initial balance at Mass. Electric resulted in a one-time charge to fourth quarter earnings of $9 million, before tax. The agreement also provides that contributions of $3 million, adjusted for inflation, be added to the fund each year by Mass. Electric and be recoverable in rates. Under the agreement, any shortfalls in the fund will be paid by Mass. Electric and be recovered through rates over seven years, without interest.

     Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. Factors such as the evolving nature of remediation technology and regulatory requirements and the particular characteristics of each site, including, for example the size of the site, the nature and amount of waste disposed at the site, and the surrounding geography and land use, make precise estimates difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by NEES or its subsidiaries. At year end 1993, NEES had total reserves for environmental response costs of $56 million and a related regulatory asset of $19 million.

     NEES and each of its subsidiaries believe that hazardous waste liabilities for all sites of which each is aware, and which are not covered by a rate agreement, will not be material (10% of common equity) to their respective financial positions. Where appropriate, the NEES companies intend to seek recovery from their insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts would be successful.

     NEP, in burning coal and oil to produce electricity, produces approximately 308,000 tons per year of coal ash and other coal combustion by-products and 18,500 tons per year of oil ash. In August 1993, the EPA determined that coal combustion byproducts would not be regulated as a hazardous waste. The EPA is expected to issue regulations regarding oil ash treatment in 1997.

     The EPA and the New England states in which System companies operate regulate the removal and disposal of material containing asbestos. Asbestos insulation is found extensively on power plant equipment and, to a lesser extent, in buildings and underground electric cable. System companies routinely remove and dispose of asbestos insulation during equipment maintenance.

     Electric and Magnetic Fields (EMF)

     In recent years, concerns have been raised about whether EMF, which occur near transmission and distribution lines as well as near household wiring and appliances, cause or contribute to adverse health effects. Numerous studies on the effects of these fields, some of them sponsored by electric utilities (including NEES companies), have been conducted and are continuing. Some of the studies have suggested associations between certain EMF and various types of cancer, while other studies have not substantiated such associations. In February 1993, the EPA called for significant additional research on EMF. It is impossible to predict the ultimate impact on NEES subsidiaries and the electric utility industry if further investigations were to demonstrate that the present electricity delivery system is contributing to increased risk of cancer or other health problems.

     Several state courts have recognized a cause of action for damage to property values in transmission line condemnation cases based on the fear that power lines cause cancer. It is difficult to predict what impact there would be on the NEES companies if this cause of action is recognized in the states in which NEES companies operate and in contexts other than condemnation cases.

     Bills have been introduced in the Rhode Island Legislature to require transmission lines to be placed underground. In July 1993, two bills passed by the legislature restricting the construction of overhead transmission lines were vetoed by the governor. EMF-related legislation has also been introduced in Massachusetts.

     Air

     Under federal regulations, each New England state has issued a state implementation plan that limits air pollutants emitted from facilities such as generating stations. These implementation plans are intended to ensure continued maintenance of national and state ambient air quality standards, where such standards are currently met. The plans are also intended to bring areas not currently meeting standards into compliance.

     In 1985, the Massachusetts legislature enacted an acid rain law that requires that sulphur dioxide (SO2) emissions from fossil fuel generating stations be reduced. Regulations implementing the statute were adopted in 1989. Emission reductions required by the regulations must be fully implemented by January 1, 1995, and will require NEP to use more costly lower sulphur oil and coal and make capital expenditures. Use of natural gas at Brayton 4 is one of NEP's methods for helping to meet the requirements of the acid rain law. See Fuel for Generation - Natural Gas, page 19. NEP may also use emission credits for conservation from non-combustion energy sources and cogeneration technology toward meeting the law's requirements.

     NEP produces approximately 50% of its electricity at eight older thermal generating units located in Massachusetts. The 1990 amendments to the federal Clean Air Act require a significant reduction in the nation's SO2 and nitrogen oxide (NOx) emissions by the year 2000. Under the amendments, NEP is not subject to Phase
1 of the acid rain provisions of the federal law that will become effective in 1995. However, NEP is subject to the Massachusetts SO2 acid rain law that will become effective in 1995. Phase 2 of the federal acid rain requirements, effective in 2000, will apply to NEP and its units.

     Under the federal Clean Air Act, state environmental agencies in ozone non-attainment areas were required to develop regulations (also known as Reasonably Available Control Technology requirements, or RACT) that will become effective in 1995 to address the first phase of ozone air quality attainment. These regulations were adopted in Massachusetts in September 1993. The RACT regulations require control technologies (such as low NOx burners) to reduce NOx emissions, an ozone precursor. Additional control measures may be necessary to ensure attainment of the ozone standard. These measures would have to be developed by the states in 1994 and fully implemented no later than 1999. The extent of these additional control measures is unknown at this time, but could range from minor additions to the RACT requirements to extensive emission reduction requirements, such as costly add-on controls or fuel switching.

     To date, NEP has expended approximately $7 million of one-time operation and maintenance costs and $50 million of capital costs in connection with Massachusetts and federal Clean Air Act compliance requirements. NEP expects to incur additional one-time operation and maintenance costs of approximately $18 million and capital costs of approximately $70 million in 1994 and 1995 to comply with the federal and state clean air requirements that will become effective in 1995. In addition, as a result of federal and state clean air requirements, NEP will begin incurring increased fuel costs which are estimated to reach an annual level of $13 million by 1995.

     The generation of electricity from fossil fuels may emit trace amounts of hazardous air pollutants as defined in the Clean Air Act Amendments of 1990. The Act mandates a study of the potential dangers of hazardous air pollutant emissions from electric utility plants. Such research is currently under way and is expected to be complete in 1995. The study conclusions could result in new emission standards and the need for additional costly controls on NEP plants. At this time, NEES and its subsidiaries cannot estimate the impact that findings of this research might have on operations.

     The federal Clean Air Act Amendments of 1990 and the Rio Convention on global climate change have increased the public focus on industrial emissions to the air. Electric utilities' use of fossil fuels is a significant source of emissions which evoke concerns about such issues as acid rain, ozone levels, global warming, small particulates, and hazardous air pollutants.

     Should the 1999 ozone attainment requirements be extensive or additional Clean Air Act Amendments or other environmental requirements be imposed, continued operation of certain existing generating units of NEP beyond 1999 could be uneconomical. NEP believes that premature retirement of substantially all of its older thermal generating units would cause substantial rate increases.

     Water

     The federal Clean Water Act prohibits the discharge of any pollutant (including heat), except in compliance with a discharge permit issued by the states or the EPA for a term of no more than five years. NEP and Narragansett have received required permits for all their steam-generating plants. NEET has received its required surface water discharge permits for all of its current operations. Occasional violations of the terms of these permits have occurred.

     NEES facilities store substantial amounts of oil and are required to have spill prevention control and counter-measure
(SPCC) plans. Currently, major System facilities such as Brayton Point and Salem Harbor have up-to-date SPCC plans. A comprehensive study of smaller facilities has been completed to determine the appropriate plans for these facilities and a five-year implementation plan has been developed.

     Nuclear

     The NRC, along with other federal and state agencies, has extensive regulations pertaining to environmental aspects of nuclear reactors. Safety aspects of nuclear reactors, including design controls and inspection programs to mitigate any possibility of nuclear accidents and to reduce any damages therefrom, are also subject to NRC regulation. See Nuclear Units, page 21.

                               RESOURCE PLANNING

Load Forecasts and History

     The Retail Companies currently forecast an increase in KWH sales of 1.4% in 1994. The System has been projecting that, in the absence of significant energy conservation by its customers, annual weather-normalized peak load growth over the next 15 years will average approximately 2.3%. Peak load growth would be limited to about 1.1% annually over this period if planned DSM programs described below are successfully implemented. These projections are being updated.

     During the late 1980s unusually high load growth caused a tight capacity situation to develop for both the System and the New England region. More recently, the sluggish regional economy plus the addition of new generating facilities in the region alleviated concerns about inadequate resources for the next several years. Future resource additions from the Manchester Street repowering project described below and contracts with non-utility generators along with the continued demand-side management programs are expected to meet NEP's resource needs until approximately 2000. Additional new capacity may be required in that time frame. A return to the high load growth of the late 1980s, the cancellation of future planned capacity, or the shutdown of existing capacity could necessitate additional generation or power purchase contracts on the supply-side, or demand-side conservation and load management programs, in order to meet customer demands.

Corporate Plans

     NEES has a history of planning for change to meet resource requirements and other goals. NEES' current plan, called NEESPLAN 4, was completed in 1993. NEESPLAN 4 attempts to reconcile the increasing importance and cost of environmental impact mitigation and utilities' traditional obligation to serve, with growing competition at all levels in the industry. NEESPLAN 4 also addresses planning methodology and implements a resource strategy that restricts commitments to those necessary to meet highly certain loads, and develops options on future resources to meet less certain loads and meet future fuel diversity needs.

     The new plan also strengthens the emission reduction goals previously established by the System and calls for CO2, SOx, and NOx reductions by 2000 to 20%, 60%, and 60%, respectively, below 1990 levels. Most of this reduction will come from current plans and commitments, including demand-side management, the Manchester Street repowering, increased use of natural gas and lower sulphur fuels, the installation of emission control equipment, low NOx burners, combustion controls, and other new power sources entering the energy mix through the year 2000. Many of these actions are being taken to comply with state and federal environmental laws. See Environmental Requirements, page 29. The remaining improvement will come from actions beyond current commitments. They may include further fuel conversions or efficiency improvements in power plants and the transmission and distribution system, as well as competitively acquired renewable resources and greenhouse gas offsets. NEP is currently participating in an experimental project investigating greenhouse gas offsets which involves funding the use of improved forestry techniques in Malaysia to limit unnecessary destruction of forests.

     Past NEES plans have concerned similar challenging issues the System faced and continues to address. In 1979, NEES instituted NEESPLAN, the key objectives of which were to keep customer costs to a minimum and to reduce the System's reliance on foreign oil. In 1985, NEES announced an updated plan, NEESPLAN II, the objectives of which were to provide an adequate supply of electricity to customers at the lowest possible cost and to encourage customers to use electricity efficiently. NEESPLAN 3, announced in 1990, continued these objectives and directly addressed the environmental impacts of providing electricity service.

Demand-Side Management

     As mentioned above, the System believes that DSM programs are an important part of meeting its resource goals. Since 1987, the System has put in place a series of customer programs for encouraging electric conservation and load management. Through these DSM programs, the System has achieved over 825,000 MWh of annual energy savings. During 1993, the System spent a total of $76 million on DSM programs and related expenses. The System has budgeted to spend up to $103 million in 1994. Recovery of these expenditures through rates on a current, as incurred, basis has been approved by the various regulatory commissions. See RATES, page 8.

Manchester Street Station Repowering

     The NEES subsidiaries' major construction project is the repowering of the Manchester Street Station, a 140 MW electric generating station in Providence, R.I. During 1993, construction continued on the joint Narragansett/NEP project. The project began in 1992 and remains on schedule and within budget, with an expected in-service date of late 1995.

     Narragansett and NEP operate three steam electric generating units of approximately 50 MW each which went into service at Manchester Street Station in the 1940s. During 1992, NEP acquired a 90% interest in the site and the Station in anticipation of the repowering project. As part of the repowering project, three new combustion turbines and heat recovery steam generators will be added to the Station, replacing the existing boilers. The existing steam turbines will be replaced with new and more efficient turbines of slightly larger capacity. The fuel for generation, which is now primarily residual oil, will be replaced with natural gas, using distillate oil as an emergency backup. See Fuel for Generation, page 18.

     Repowering will more than triple the power generation capacity of Manchester Street Station, and substantially increase the plant's thermal efficiency. It is expected that the plant's capacity factor will also increase. Certain air emissions are projected to decrease relative to historical levels because of the change in fuels and the increase in efficiency.

     Substantial additions to Narragansett's high voltage transmission network will be necessary in order to accommodate the output of the plant. Two 7-mile 115 kV underground transmission cables (located primarily in public ways) are under construction to connect the repowered station to existing 115 kV lines at a new substation. Total cost for the generating station, scheduled for completion in late 1995, is estimated to be approximately
$525 million, including AFDC. In addition, related transmission work, which is principally the responsibility of Narragansett, is estimated to cost approximately $75 million and is scheduled for completion in late 1994. At December 31, 1993, $161 million, including AFDC, has been spent on the project which includes the related transmission work. Substantial commitments have been made relative to future planned expenditures for this project.

Regulation

     The activities and specific projects in the System's resource plans are subject to regulation by state and federal authorities. Approval by these agencies is necessary to site and license new facilities and to recover the costs for new DSM programs and non-utility resources. See Regulation, page 28.

Research and Development

     Expenditures for the System's research and development activities totaled $9.5 million, $8.9 million, and $8.8 million in 1993, 1992, and 1991, respectively. Total expenditures are expected to be about $12 million in 1994.

     About 50% of these expenditures support the Electric Power
Research Institute, which conducts research and development activities on behalf of its sponsors and provides NEES companies with access to a wide range of relevant research results at minimum cost.

     The System also directly funds research projects of a more site-specific concern to the System and its customers. These projects include:

     -  creating options to allow the use of
        economically-priced fossil fuels without adversely affecting plant performance, and to insure safe, reliable and environmentally sound production of electric energy at the lowest cost;

     - developing and assessing new information and methods to understand and reduce the environmental impacts of System operations including investigation of offset methods for counterbalancing greenhouse gas emissions away from the source;

     - developing, assessing and demonstrating new generation technologies and fuels that will ensure economic, efficient and environmentally sound production of electric energy in the future;

     - creating options to maintain electric service quality and reliability for customers at the lowest cost; and

     - developing conservation, load control, and rate design measures that will help customers use electric energy more efficiently.

Construction and Financing

     Estimated construction expenditures (including nuclear fuel) for the System's electric utility companies are shown below for 1994 through 1996.

     The System conducts a continuing review of its construction and financing programs. These programs and the estimates shown below are subject to revision based upon changes in assumptions as to System load growth, rates of inflation, receipt of adequate and timely rate relief, the availability and timing of regulatory approvals, new environmental and legal or regulatory requirements, total costs of major projects, and the availability and costs of external sources of capital.

     The anticipated capital requirements for oil and gas operations are not included in the table below. See OIL AND GAS OPERATIONS page 43.


                                     Estimated Construction Expenditures
                                     -----------------------------------
                                         1994     1995     1996      Total
                                         ----     ----     ----      -----
                                           (In Millions - excluding AFDC)

NEP
- ---

Manchester St. Station Generation        $145     $ 95     $ 40     $  280
Manchester St. Station Substation          10        0        0         10
Other Generation (1)                       70       50       60        180
Other Transmission                         15       15       20         50
                                         ----     ----     ----     ------
  Total NEP                              $240     $160     $120     $  520
                                         ----     ----     ----     ------

Mass. Electric
- --------------

Distribution                             $ 90     $ 90     $ 95     $  275


Narragansett
- ------------

Manchester St. Station Generation        $ 15     $ 15     $  5     $   35
Manchester St. Station Transmission/       30        0        0         30
   Substation
Other Transmission                         15       15       15         45
Distribution                               20       25       25         70
                                         ----     ----     ----     ------
  Total Narragansett                     $ 80     $ 55     $ 45     $  180
                                         ----     ----     ----     ------

Granite State
- -------------

Distribution                             $  5     $  5     $  5     $   15
                                         ----     ----     ----     ------

Other                                    $ 10     $  0     $  0     $   10
- -----                                    ----     ----     ----     ------

Combined Total
- --------------

Manchester St. Station Generation        $160     $110     $ 45     $  315
Manchester St. Station Transmission/       40        0        0         40
   Substation
Other Generation (1)                       70       50       60        180
Other Transmission                         40       30       35        105
Distribution                              115      120      125        360
                                         ----     ----     ----     ------
  Grand Total                            $425     $310     $265     $1,000
                                         ----     ----     ----     ------

(1) Includes Nuclear Fuel

     Financing

     The proportion of construction expenditures estimated to be financed by internally generated funds during the period from 1994 to 1996 is:

                           NEP                   80%
                           Mass. Electric        80%
                           Narragansett          70%
                           Granite State         80%

     The general practice of the operating subsidiaries of NEES has been to finance construction expenditures in excess of internally generated funds initially by issuing unsecured short-term debt. This short-term debt is subsequently reduced through sales by such subsidiaries of long-term debt securities and preferred stock, and through capital contributions from NEES to the subsidiaries. NEES, in turn, generally has financed capital contributions to the operating subsidiaries through retained earnings and the sale of additional NEES shares. Since April 1991, NEES has been meeting all of the requirements of its dividend reinvestment and common share purchase plan and employee share plans through open market purchases. Under these plans, NEES may revert to the issuance of new common shares at any time.

     The ability of NEP and the Retail Companies to issue short-term debt is limited by regulatory restrictions, by provisions contained in their charters, and by certain debt and other instruments.
Under the charters or by-laws of NEP, Mass. Electric, and Narragansett, short-term debt is limited to 10% of capitalization. The preferred stockholders authorized these limitations to be increased to 20% of capitalization until the late 1990's, at which time the limits will revert to 10% of capitalization. The following table summarizes the short-term debt limits at December 31, 1993, and the amount of outstanding short-term debt at such date.

                                        ($ millions)
                                    Limit        Outstanding
                                    -----        -----------

              NEP                    315             51
              Mass. Electric         139             38
              Narragansett            75             20
              Granite State           10              -

     In order to issue additional long-term debt and preferred stock, NEP and the Retail Companies must comply with earnings coverage requirements contained in their respective mortgages, note agreements, and preference provisions. The most restrictive of these provisions in each instance generally requires (1) for the issuance of additional mortgage bonds by NEP, Mass. Electric, and Narragansett, for purposes other than the refunding of certain outstanding mortgage bonds, a minimum earnings coverage (before income tax) of twice the pro forma annual interest charges on mortgage bonds, and (2) for the issuance of additional preferred stock by NEP, Mass. Electric, and Narragansett, minimum gross income coverage (after income tax) of one and one-half times pro forma annual interest charges and preferred stock dividends, in each case for a period of twelve consecutive calendar months within the fifteen calendar months immediately preceding the proposed new issue.

     The respective long-term debt and preferred stock coverages of NEP and the Retail Companies under their respective mortgage indentures, note agreements, and preference provisions, are stated in the following table for the past three years:

                                                          Coverage
                                              -----------------------
                                                   1993       1992     1991
                                                   ----       ----     ----

NEP
- ---

 General and Refunding Mortgage Bonds               4.66      4.15      4.02
 Preferred Stock                                    2.76      2.80      2.71

Mass. Electric
- --------------

 First Mortgage Bonds                               3.15      3.60      3.07
 Preferred Stock                                    2.02      2.14      2.12

Narragansett
- ------------

 First Mortgage Bonds                               2.47      3.79      2.98
 Preferred Stock                                    1.78      2.52      2.06

Granite State
- -------------

 Notes (1)                                          2.41      2.53      1.98


(1)   As defined under the most restrictive note agreement.

                            OIL AND GAS OPERATIONS

                                    GENERAL

     Since 1974, NEEI has engaged in oil and gas exploration and development, primarily through a partnership with Samedan Oil Corporation (Samedan), a subsidiary of Noble Affiliates, Inc. NEEI's oil and gas activities are regulated by the SEC under the 1935 Act.

     Under the terms of the Samedan-NEEI partnership agreement, Samedan is the managing partner and oversees all partnership operations including the sale of production. Effective January 1, 1987, NEEI decided not to acquire new oil and gas prospects due to prevailing and expected oil and natural gas market conditions. This decision did not affect NEEI's interests and commitments in oil and gas properties owned as of December 31, 1986 by the Samedan-NEEI partnership. Samedan continues to explore, develop, and manage these properties on behalf of the partnership. Thus, the results of NEEI's operations are substantially affected by the performance of Samedan. Samedan may elect to terminate the partnership at the end of any calendar year upon one year's prior notice.

     NEEI is required to obtain SEC approval for further investment in these oil and gas properties. On December 21, 1993, the SEC issued an order authorizing NEEI to invest up to $10 million in its partnership with Samedan during 1994. The SEC has reserved jurisdiction over an additional $5 million of spending authority. NEEI is winding down its oil and gas program. The level of expenditures for exploration and development of existing properties has declined as a result of the decision not to acquire new oil and gas prospects after December 31, 1986.

     NEEI's activities are primarily rate-regulated and consist of all prospects entered into prior to 1984. Savings and losses from this rate-regulated program are being passed on to NEP and ultimately to retail customers, under an intercompany pricing policy (Pricing Policy) approved by the SEC. Due to precipitate declines in oil and gas prices, NEEI has incurred operating losses since 1986 and expects to generate substantial additional losses in the future. NEP's ability to pass such losses on to its customers was favorably resolved in NEP's 1988 FERC rate settlement. This settlement covered all costs incurred by or resulting from commitments made by NEEI through March 1, 1988. Other subsequent costs incurred by NEEI are subject to normal regulatory review. NEEI follows the full cost method of accounting for its oil and gas operations, under which capitalized costs (including interest paid to banks) relating to wells and leases determined to be either commercial or non-commercial are amortized using the unit of production method.

     Due to the Pricing Policy, NEEI's rate-regulated program has not been subject to certain SEC accounting rules, applicable to non-rate-regulated companies, which limit the costs of oil and gas property that can be capitalized. The Pricing Policy has allowed NEEI to capitalize all costs incurred in connection with fuel exploration activities of its rate regulated program, including interest paid to banks of which $9 million, $14 million, and $22 million was capitalized in 1993, 1992, and 1991, respectively. In the absence of the Pricing Policy, the SEC's full cost "ceiling test" rule requires non-rate regulated companies to write-down capitalized costs to a level which approximates the present value of their proved oil and gas reserves. Based on NEEI's 1993 average oil and gas selling prices and NEEI's proved reserves at December 31, 1993, if this test were applied, it would have resulted in a write-down of approximately $138 million after-tax.

                             RESULTS OF OPERATIONS

     Revenues from natural gas sales were approximately 13% higher in 1993 than 1992 even though NEEI's natural gas production declined by about 9%. NEEI expects 1994 natural gas revenues to be slightly higher than 1993 revenues on slightly lower total production. NEEI's 1993 oil and gas exploration and development expenditures were $9 million.

     NEEI's estimated proved reserves decreased from 17.3 million barrels of oil and gas equivalent at December 31, 1992, to
15.1 million barrels of oil and gas equivalent at December 31, 1993. Production, primarily from offshore Gulf properties, decreased reserves by 3.8 million equivalent barrels. Additions and revisions primarily on offshore Gulf properties increased reserves by 1.6 million equivalent barrels.

     Prices received by NEEI for its natural gas varied considerably during 1993, from approximately $1.31/MCF to $2.90/MCF, due principally to seasonal fluctuations and regional variations in gas prices. NEEI's overall average gas price in 1993 was $1.96/MCF.

     The results of NEEI's oil and gas program will continue to be affected by developments in the world oil market and the domestic market for natural gas, including actions by the federal government and by foreign governments, which may affect the price of oil and gas, the terms of contracts under which gas is sold, and changes in regulation of the domestic interstate gas pipelines.

     The following table summarizes NEEI's crude oil and condensate production in barrels, natural gas production in MCF, and the average sales price per barrel of oil and per MCF of natural gas produced by NEEI during the years ended December 1993, 1992, and 1991, and the average production (lifting) cost per dollar of gross revenues.

                                         Years Ended December 31,
                                    ----------------------------------
                                          1993          1992          1991
                                          ----          ----          ----
Crude oil and condensate
production (barrels)                     477,545       506,428       435,890

Natural gas production                19,696,944    21,514,986    17,904,015
(MCF)

Average sales price per
barrel of oil and                         $17.05        $19.34        $22.80
condensate

Average sales price per
MCF of natural gas                         $1.96         $1.59         $1.61

Average production cost
(including severance taxes)
per dollar of gross revenue                $0.14         $0.17         $0.18


                            OIL AND GAS PROPERTIES

     During 1993, principal producing properties, representing 58% of NEEI's 1993 revenues, were (i) a 50% working interest in Brazos Blocks A-52, A-53, A-65, and A-37 located in federal waters offshore Texas, (ii) a 12% working interest in Main Pass Blocks 107 and 108, located in federal waters offshore Louisiana, (iii) a 25% working interest in Main Pass Blocks 93, 102, and 90, located in federal waters offshore Louisiana, (iv) a 20% working interest in Matagorda Island 587, located in federal waters offshore Texas, and
(v) a 15% working interest in Eugene Island Block 28, located in federal waters offshore Louisiana. Other major producing properties during 1993 included a 20% working interest in Vermilion Block 114, located in federal waters offshore Louisiana, a 15% working interest in High Island Blocks 21, 22, and 34, located in federal waters offshore Texas, and a 15% working interest in West Delta 18/33, located in federal waters offshore Louisiana.

     As used in the tables below, (i) a productive well is an exploratory or a development well that is not a dry well, (ii) a dry well is an exploratory or development well found to be incapable of producing either oil or gas in commercial quantities,
(iii) "gross" refers to the total acres or wells in which NEEI has a working interest, and (iv) "net," as applied to acres or wells, refers to gross acres or wells multiplied by the percentage working interest owned by NEEI.

     The following table shows the approximate undeveloped acreage held by NEEI as of December 31, 1993. Undeveloped acreage is acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether such acreage contains proved reserves.

        Location                    Gross Acres      Net Acres
        --------                    -----------      ---------

        Offshore-Gulf of Mexico        124,209          21,676
        Other                          278,203          49,756
                                       -------          ------
             Total                     402,412          71,432

     During the years ended December 31, 1993, 1992, and 1991 NEEI participated in the completion of the following net exploratory and development wells:


                            Net Exploratory Wells     Net Development Wells
                            ---------------------     ---------------------

      Year Ended              Productive*     Dry       Productive*      Dry
      ----------              ----------      ---       ----------       ---

   December 31, 1993               0            2            0            0

   December 31, 1992               2            0            0            0

   December 31, 1991               1            4            3            5

  * Includes depleted wells

     The following table summarizes the total gross and net productive wells and the approximate total gross and net developed acres, both as of December 31, 1993:


               Oil                    Gas              Developed Acres
               ---                    ---              ---------------
         Gross     Net          Gross     Net           Gross     Net
         -----     ---          -----     ---           -----     ---

          139       16           557       64          312,492   57,400


     At December 31, 1993, NEEI was in the process of drilling or completing 4 gross and 0 net wells.

                      CAPITAL REQUIREMENTS AND FINANCING

     Estimated expenditures in 1994 for NEEI's exploration and development program are approximately $10 million which is the amount authorized by the SEC. In addition, NEEI's estimated 1994 interest costs are approximately $10 million.

     Internal funds are expected to provide 100% of NEEI's capital requirements for 1994. In 1989, NEEI refinanced its outstanding borrowings through a credit agreement which currently provides for borrowings of up to $275 million. Borrowings under this credit agreement are principally secured by a pledge of NEEI's rights with respect to NEP under the Pricing Policy covering the rate-regulated program. The amount available for borrowing under the revolving credit agreement decreases by varying amounts annually, beginning December 31, 1995 and expiring December 31, 1998.

                                   NEEI MAP

                         Major Oil and Gas Properties

                              EXECUTIVE OFFICERS

NEES
- ----

     All executive officers are elected to continue in office subject to Article 19 of the Agreement and Declaration of Trust until the first meeting of the Board of Directors following the next annual meeting of shareholders, or the special meeting of shareholders held in lieu of such annual meeting, and until their successors are chosen and qualified. The executive officers also serve as officers and/or directors of various subsidiary companies.

     John W. Rowe - Age: 48 - President and Chief Executive Officer since 1989 - Elected Chairman of NEP in 1993 - President of NEP from 1991 to 1993 - Chairman of NEP from 1989 to 1991 -
     President and Chief Executive Officer of Central Maine Power
     Company from 1984 to 1989.

     Frederic E. Greenman - Age: 57 - Senior Vice President since
     1987 -  General Counsel since 1985 - Secretary since 1984 -
     Vice President of NEP since 1979.

     Alfred D. Houston - Age: 53 - Elected Executive Vice President in 1994 - Senior Vice President-Finance from 1987 to 1994 - Vice President-Finance from 1985 to 1987 - Vice President of NEP since 1987 - Vice President of Narragansett since 1976 - Treasurer of Narragansett since 1977.

     John W. Newsham - Age 61 - Vice President since 1991 -
     Executive Vice President of NEP since 1993 - Vice President of NEP and Director of Thermal Production from 1987 to 1993.

     Richard P. Sergel - Age: 44 - Vice President since 1992 - Treasurer from 1990 to 1991 - Chairman of Mass. Electric and Narragansett since 1993 - Treasurer of NEP and Mass. Electric from 1990 to 1991 - Vice President of the Service Company since 1988 - Director of Rates from 1982 to 1990.

     Jeffrey D. Tranen - Age: 47 - Vice President since 1991 - President of NEP since 1993 - Vice President of NEP from 1984 to 1993 - Vice President of Mass. Hydro, N.H. Hydro, and NEET from 1987 to 1991 - President of Mass. Hydro, N.H. Hydro, and NEET since 1991.

     Michael E. Jesanis - Age: 37 - Treasurer since 1992 - Director of Corporate Finance from 1990 to 1991 - Manager, Financial
     Planning from 1986 to 1990.

NEP
- ---

     The Treasurer is elected by the stockholders to hold office until the next annual meeting of stockholders and until the successor is duly chosen and qualified. The other executive officers are elected by the Board of Directors to hold office subject to the pleasure of the directors and until the first meeting of directors after the next annual meeting of stockholders and until their successors are duly chosen and qualified. Certain officers of NEP are, or at various times in the past have been, officers and/or directors of the System companies with which NEP has entered into contracts and had other business relations.

     Jeffrey D. Tranen* - President since 1993 - Vice President from
     1984 to 1993.

     John W. Rowe* - Chairman since 1993 - President from 1991 to
     1993 - Chairman from 1989 to 1991.

     John W. Newsham* - Executive Vice President since 1993 - Vice President from 1987 to 1993.

     Lawrence E. Bailey - Age: 50 - Vice President since 1989 -
     Plant Manager of Brayton Point Station from 1987 to 1991.

     Jeffrey A. Donahue - Age: 35 - Vice President since 1993 - various engineering positions with the Service Company since
     1983 - Director of Construction since 1992 - Chief Electrical Engineer since 1991.

     Frederic E. Greenman* - Vice President since 1979.

     Alfred D. Houston* - Vice President since 1987 - Treasurer from
     1983 to 1987.

     John F. Malley - Age: 45 - Vice President since 1992 - Manager of Generation Planning for the Service Company from 1986 to 1991.

     Arnold H. Turner - Age: 53 - Vice President since 1989 -
     Director of Planning and Power Supply since 1985.

     Jeffrey W. VanSant - Age: 40 - Vice President since 1993 - Manager of Oil and Gas Exploration and Development for the Service Company from 1985 to 1993 - Manager of Oil and Gas Procurement from 1992 to 1993 - Manager of Natural Gas Supply from 1989 to 1992.

     Michael E. Jesanis* - Treasurer since 1992.

     Howard W. McDowell - Age: 50 - Controller since 1987 -
     Controller of Mass. Electric and Narragansett since 1987 -
     Treasurer of Granite State since 1984.

     *Please refer to the material supplied under the caption
     EXECUTIVE OFFICERS - NEES for other information regarding this officer.

Mass. Electric
- --------------

     The Treasurer is elected by the stockholders to hold office until the next annual meeting of stockholders and until the successor is duly chosen and qualified. The other executive officers are elected by the board of directors to hold office subject to the pleasure of the directors and until the first meeting of the directors after the next annual meeting of stockholders. Certain officers of Mass. Electric are, or at various times in the past have been, officers and directors of System companies with which Mass. Electric has entered into contracts and had other business relations.

     Richard P. Sergel - Chairman since 1993 - Reference is made to the material supplied under the caption EXECUTIVE OFFICERS -
     NEES for other information regarding Mr. Sergel.

     John H. Dickson - Age: 51 - President since 1990 - Treasurer from 1985 to 1990 - Treasurer of NEES from 1985 to 1990 - Treasurer of NEP from 1987 to 1990 - Vice President of NEEI from 1982 to 1990 - Treasurer of NEEI from 1983 to 1990.

     David L. Holt - Age: 45 - Executive Vice President since 1993 - Vice President of NEP from 1992 to 1993 - Chief Engineer and Director of Engineering for the Service Company since 1991 - Chief Electrical Engineer for the Service Company from 1986 to 1991.

     John C. Amoroso - Age: 55 - Vice President since 1993 -
     District Manager, Southeast District from 1992 to 1993 -
     Manager, Southeast District from 1985 to 1992.

     Gregory A. Hale - Age: 43 - Vice President since 1993 - Senior Counsel for the Service Company from 1988 to 1993.

     Cheryl A. LaFleur - Age: 39 - Vice President since 1993 - Vice President of the Service Company from 1992 to 1993 - Assistant to the NEES Chairman and President from 1990 to 1991 - Senior Counsel for the Service Company from 1989 to 1991.

     Charles H. Moser - Age: 53 - Vice President since 1993 - Chief Protection and Planning Engineer for the Service Company from 1984 to 1993.

     Lydia M. Pastuszek - Age: 40 - Vice President since 1993 - Vice President of NEP from 1990 to 1993 - President of Granite State since 1990 - Assistant to the President of Granite State from 1989 to 1990 - Director of Demand Planning for the Service Company from 1985 to 1989.

     Anthony C. Pini - Age: 41 - Vice President since 1993 -
     Assistant Controller for the Service Company from 1985 to 1993.

     Nancy H. Sala - Age: 42 - Vice President since 1992 - Central District Manager since 1992 - Assistant to the President of Mass. Electric from 1990 to 1992 - Manager of the Central District for Mass. Electric from 1989 to 1990 - Manager of Petroleum Supply and NEEI Shipping for the Service Company from 1986 - 1989.

     Dennis E. Snay - Age: 52 - Vice President and Merrimack Valley District Manager since 1990 - Assistant to President of Mass. Electric from 1984 to 1990.

     Michael E. Jesanis - Treasurer since 1992 - Reference is made to the material supplied under the caption EXECUTIVE OFFICERS
     - NEES for other information regarding Mr. Jesanis.

     Howard W. McDowell - Controller since 1987 and Assistant
     Treasurer since 1977 - Reference is made to the material supplied under the caption EXECUTIVE OFFICERS - NEP for other information regarding Mr. McDowell.

Narragansett
- ------------

     Officers are elected by the board of directors or appointed, as appropriate, to serve until the meeting of directors following the annual meeting of stockholders, and until their successors are chosen and qualified. Officers other than the President, Treasurer, and Secretary, serve also at the pleasure of the directors. Certain officers of Narragansett are, or at various times in the past have been, officers and directors of System companies with which Narragansett has entered into contracts and had other business relations.

     Richard P. Sergel - Chairman since 1993 - Reference is made to the material supplied under the caption EXECUTIVE OFFICERS -
     NEES for other information regarding Mr. Sergel.

     Robert L. McCabe - Age: 53 - President since 1986.

     William Watkins, Jr. - Age 61 - Executive Vice President since 1992 - Vice President of the Service Company from 1981 to 1992.

     Francis X. Beirne - Age: 50 - Vice President since 1993 -
     Manager, Southern District from 1988 to 1993 - District
     Manager, Customer Service from 1983 - 1988.

     Richard W. Frost - Age: 54 - Vice President since 1993 -
     Division Superintendent of Transmission and Distribution from 1986 to 1990 - District Manager - Southern District from 1990 to 1993.

     Alfred D. Houston - Vice President since 1976 - Treasurer since 1977 - Reference is made to the material supplied under the caption EXECUTIVE OFFICERS - NEES for other information regarding Mr. Houston.

     James V. Mahoney - Age: 48 - Vice President and Director of Business Services since 1993 - President of NEEI from 1992 to 1993 - Vice President of the Service Company from 1989 to 1993
     - Director of Fuel Supply for the Service Company from 1985 to
     1993.

     Howard W. McDowell - Controller since 1987 - Reference is made to the material supplied under the caption EXECUTIVE OFFICERS
     - NEP for other information regarding Mr. McDowell.

Item 2.  PROPERTIES

     See Item 1. Business - ELECTRIC UTILITY PROPERTIES, page 13 and OIL AND GAS PROPERTIES, page 45.

Item 3.  LEGAL PROCEEDINGS

     In February 1993, a jury in Salem Massachusetts Superior Court assessed damages of $7.5 million, including interest, against Mass. Electric in a case arising from the installation by Mass. Electric of an allegedly undersized transformer for the plaintiff's manufacturing facility. Mass. Electric settled this case with its general liability insurance carrier and the plaintiff in 1993.

     See Item 1.  RATES, page 8; Nuclear Units, page 21; Hydro
Electric Project Licensing, page 28; Environmental Requirements, page 29; OIL AND GAS OPERATIONS, page 43.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the last quarter of 1993.

                                    PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          SECURITY HOLDER MATTERS

     NEES information in response to the disclosure requirements specified by this Item 5. appears under the captions in the NEES
Annual Report indicated below:


         Required Information             Annual Report Caption
         --------------------             ---------------------

         (a)  Market Information          Shareholder Information

         (b)  Holders                     Shareholder Information

         (c)  Dividends                   Financial Highlights


     The information referred to above is incorporated by reference in this Item 5.

     NEP, Mass. Electric, and Narragansett - The information required by this item is not applicable as the common stock of all these companies is held solely by NEES. Information pertaining to payment of dividends and restrictions on payment of dividends is incorporated herein by reference to each company's 1993 Annual Report.

Item 6.  SELECTED FINANCIAL DATA

                                     NEES
                                     ----

     The information required by this item is incorporated herein by reference to page 21 of the NEES 1993 Annual Report.

                                      NEP
                                      ---

     The information required by this item is incorporated herein by reference to page 29 of the NEP 1993 Annual Report.

                                Mass. Electric
                                --------------

     The information required by this item is incorporated herein by reference to page 27 of the Mass. Electric 1993 Annual Report.

                                 Narragansett
                                 ------------

     The information required by this item is incorporated herein by reference to page 24 of the Narragansett 1993 Annual Report.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

                                     NEES
                                     ----

     The information required by this item is incorporated herein by reference to pages 12 through 20 of the NEES 1993 Annual Report.

                                      NEP
                                      ---

     The information required by this item is incorporated herein by reference to pages 4 through 9 of the NEP 1993 Annual Report.

                                Mass. Electric
                                --------------

     The information required by this item is incorporated herein by reference to pages 4 through 10 of the Mass. Electric 1993
Annual Report.

                                 Narragansett
                                 ------------

     The information required by this item is incorporated herein by reference to pages 4 through 9 of the Narragansett 1993 Annual
Report.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     NEES
                                     ----

     The information required by this item is incorporated herein by reference to pages 21 through 40 of the NEES 1993 Annual Report.

                                      NEP
                                      ---

     The information required by this item is incorporated herein by reference to pages 3, 10 through 27, and 29 of the NEP 1993
Annual Report.

                                Mass. Electric
                                --------------

     The information required by this item is incorporated herein by reference to pages 3, 11 through 25, and 27 of the Mass.
Electric 1993 Annual Report.

                                 Narragansett
                                 ------------

     The information required by this item is incorporated herein by reference to pages 3, 10 through 22, and 24 of the Narragansett 1993 Annual Report.


Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     NEES, NEP, Mass. Electric, and Narragansett - None.

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                     NEES
                                     ----

     The information required by this item is incorporated herein by reference to the material under the caption ELECTION OF
DIRECTORS in the definitive proxy statement of NEES, dated
March 10, 1994, for the 1994 Annual Meeting of Shareholders, provided that the information under the headings "Compensation
Committee Report on Executive Compensation" and "Corporate

Performance" are not so incorporated. Reference is also made to the information under the caption EXECUTIVE OFFICERS - NEES in Part I of this report.

                                      NEP
                                      ---

     The names of the directors of NEP, their ages, and a brief account of their business experience during the past five years appear below. Information required by this item for Executive Officers is provided under the caption EXECUTIVE OFFICERS - NEP in
Part I of this report.

     Directors are elected to hold office until the next annual meeting of stockholders or special meeting held in lieu thereof and until their respective successors are chosen and qualified.

     Joan T. Bok - Director since 1979 - Age: 64 - Chairman of the Board of NEES - Vice Chairman of the Company from 1993 to 1994
     - Chairman or Vice Chairman of the Company from 1988 to 1994 - Vice Chairman of the Company from 1989 to 1991 - Chairman of
     NEES from 1984 to 1994 (Chairman, President, and Chief Executive Officer from July 26, 1988 until February 13, 1989). Directorships of NEES System companies: New England Electric System, Massachusetts Electric Company, The Narragansett Electric Company, Narragansett Energy Resources Company, New England Electric Resources, Inc., New England Electric Transmission Corporation, New England Energy Incorporated, New England Hydro Finance Company, Inc., New England Hydro-Transmission Corporation, New England Hydro-Transmission Electric Company, Inc., and New England Power Service Company. Other directorships: Avery Dennison Corporation, John Hancock Mutual Life Insurance Company, Monsanto Company, and the Federal Reserve Bank of Boston.

     Frederic E. Greenman* - Director since 1986. Directorships of NEES System companies and affiliates: Narragansett Energy Resources Company, New England Electric Resources, Inc., New England Electric Transmission Corporation, New England Energy Incorporated, New England Hydro Finance Company, Inc., New England Hydro-Transmission Corporation, New England Hydro-Transmission Electric Company, Inc., New England Power Service Company, Yankee Atomic Electric Company, Connecticut Yankee Atomic Power Company, Maine Yankee Atomic Power Company, and Vermont Yankee Nuclear Power Corporation.

     Alfred D. Houston* - Director since 1984. Directorships of NEES System companies: Narragansett Energy Resources Company, New England Electric Transmission Corporation, New England Energy Incorporated, New England Hydro Finance Company, Inc., New England Hydro-Transmission Corporation, New England Hydro-Transmission Electric Company, Inc., and New England Power Service Company.

     John W. Newsham* - Director since 1991. Directorships of NEES System companies: Narragansett Energy Resources Company, New
     England Electric Resources, Inc., and New England Power Service
     Company.

     John W. Rowe* - Director since 1989. Directorships of NEES System companies and affiliates: New England Electric System, Massachusetts Electric Company, The Narragansett Electric Company, Narragansett Energy Resources Company, New England Electric Resources, Inc., New England Electric Transmission Corporation, New England Energy Incorporated, New England Hydro Finance Company, Inc., New England Hydro-Transmission Corporation, New England Hydro-Transmission Electric Company, Inc., New England Power Service Company, and Maine Yankee Atomic Power Company. Other directorships: Bank of Boston Corporation and UNUM Corporation.

     Jeffrey D. Tranen* - Director since 1991. Directorships of NEES System affiliates: Narragansett Energy Resources Company, New England Electric Resources, Inc., New England Electric Transmission Corporation, New England Energy Incorporated, New England Hydro Finance Company, Inc., New England Hydro-Transmission Corporation, New England Hydro-Transmission Electric Company, Inc., and New England Power Service Company.

     *Please refer to the material supplied under the caption
     EXECUTIVE OFFICERS - NEES and EXECUTIVE OFFICERS - NEP in Part I of this report for other information regarding this director.

                                Mass. Electric
                                --------------

     The names of the directors of Mass. Electric, their ages, and a brief account of their business experience during the past five years appear below. Information required by this item for Executive Officers is provided under the caption EXECUTIVE OFFICERS
- - Mass. Electric in Part I of this report.

     Directors are elected to hold office until the next annual meeting of stockholders or special meeting held in lieu thereof and until their respective successors are chosen and qualified.

     Urville J. Beaumont - Director since 1984 -  Age: 61 -
     Treasurer and Director, law firm of Beaumont & Campbell, P.A.

     Joan T. Bok* - Director since 1979.

     Sally L. Collins - Director since 1976 - Age: 58 - Health Services Administrator at Kollmorgen Corporation EOD since January 1989 - Former Director of Medical Services at Oxbow Health Associates, Inc., Hadley, Mass. - Former member of Mass. Electric Customer Advisory Council.

     John H. Dickson - Director since 1990 - Reference is made to material supplied under the caption EXECUTIVE OFFICERS - Mass. Electric for other information regarding Mr. Dickson. Other directorship: Worcester Business Development Corporation.

     Charles B. Housen - Director since 1979 - Age: 61 - Chairman, President, and Director of Erving Industries, Inc., Erving,
     Mass.

     Dr. Kathryn A. McCarthy - Director since 1973 - Age: 69 - Research Professor of Physics at Tufts University, Medford, Mass. - Senior Vice President and Provost at Tufts from 1973 to 1979 - Other directorships: State Mutual Life Assurance Company of America.

     Patricia McGovern - Elected Director in 1994 - Age: 52 - Of
     Counsel to law firm of Goulston & Storrs, P.C. since 1993 -
     Massachusetts State Senator and Chair of the Senate Ways and
     Means Committee from 1984 to 1992.

     John F. Reilly - Director since 1988 - Age: 61 - President and CEO of Fred C. Church, Inc., Lowell, Mass. - Other as directorships: Colonial Gas Company and NE Insurance Co., Ltd.

     John W. Rowe* - Director since 1989.

     Richard P. Sergel* - Director since 1993.

     Richard M. Shribman - Director since 1979 - Age: 68 - Treasurer of Norick Realty Corporation, Salem, Mass. - President of
     Norick Realty Corporation until 1992  -  Other directorships:
     Eastern Bank.

     Roslyn M. Watson - Director since 1992 - Age: 44 - President of Watson Ventures (commercial real estate development and management) Boston, Mass. - Vice President of the Gunwyn Company (commercial real estate development) Cambridge, Mass. from 1990 - 1993 and Project Manager from 1986 - 1990 - Other directorships: The Boston Company Funds.

     *Please refer to the material supplied under the caption EXECUTIVE OFFICERS - NEES in Part I of this report and/or the material supplied under the caption DIRECTORS AND OFFICERS OF THE REGISTRANT - NEP in this Item for other information regarding this director.

                                 Narragansett
                                 ------------

     The names of the directors of Narragansett, their ages, and a brief account of their business experience during the past five years appear below. Information required by this item for Executive Officers is provided under the caption EXECUTIVE OFFICERS
- - Narragansett in Part I of this report.

     Directors are elected to hold office until the next annual meeting of stockholders or special meeting held in lieu thereof and until their respective successors are chosen and qualified.

     Joan T. Bok* - Director since 1979.

     Stephen A. Cardi - Director since 1979 - Age: 52 - Treasurer and Director of Cardi Corporation (construction), Warwick, R.I.

     Frances H. Gammell - Director since 1992 - Age: 44 -
     Director, Vice President of Finance, and Secretary of
     Original Bradford Soap Works, Inc.

     Joseph J. Kirby - Director since 1988 - Age: 62 - President of Washington Trust Bancorp, Inc., Westerly, R.I. and President and Director of the Washington Trust Company.

     Robert L. McCabe - President and Director of Narragansett since 1986 - Other directorship: Citizens Savings Bank - Please refer to the material supplied under the caption EXECUTIVE OFFICERS
     - Narragansett in Part I of this report for other information regarding Mr. McCabe.

     John W. Rowe* - Director since 1989.

     Richard P. Sergel* - Chairman and Director since 1993.

     William E. Trueheart - Director since 1989 - Age: 50 -
     President of Bryant College, Smithfield, Rhode Island -
     Executive Vice President of Bryant College from 1986 to 1989
     - Other directorships: Fleet National Bank.

     John A. Wilson, Jr. - Director since 1971 - Age: 62 - Former
     Consultant to and President of Wanskuck Co., Providence, R.I.,
     - Former Consultant to Hinckley, Allen, Snyder & Comen
     (attorneys), Providence, R.I.

     *Please refer to the material supplied under the caption
     DIRECTORS AND   EXECUTIVE OFFICERS OF THE REGISTRANT - NEP
     in this Item for other information regarding this director.

     Section 16(a) of the Securities Exchange Act of 1934 requires the System's officers and directors, and persons who own more than 10% of a registered class of the System's equity securities, to file reports on Forms 3, 4, and 5 of share ownership and changes in share ownership with the SEC and the New York Stock Exchange and to furnish the System with copies of all Section 16(a) forms they file.

     Based solely on Mass. Electric's and Narragansett's review of the copies of such forms received by them, or written representations from certain reporting persons that such forms were not required for those persons, Mass. Electric and Narragansett believe that, during 1993, all filing requirements applicable to its officers, directors, and 10% beneficial owners were complied with, except that one report on Form 3 was filed late for each of Mr. Beirne, Mr. Frost, and Mr. Mahoney.

Item 11. EXECUTIVE COMPENSATION

                                     NEES
                                     ----

     The information required by this item is incorporated herein by reference to the material under the captions BOARD STRUCTURE AND COMPENSATION, EXECUTIVE COMPENSATION, PAYMENTS UPON A CHANGE IN CONTROL, PLAN SUMMARIES, and RETIREMENT PLANS in the definitive proxy statement of NEES, dated March 10, 1994, for the 1994 Annual Meeting of Shareholders, provided that the information under the headings "Compensation Committee Report on Executive Compensation" and "Corporate Performance" are not so incorporated.

                     NEP, MASS. ELECTRIC, AND NARRAGANSETT
                     -------------------------------------

EXECUTIVE COMPENSATION

     The following tables give information with respect to all compensation (whether paid directly by NEP, Mass. Electric, or Narragansett or billed to it as hourly charges) for services in all capacities for NEP, Mass. Electric, or Narragansett for the years 1991 through 1993 to or for the benefit of the Chief Executive Officer and the four other most highly compensated executive officers for each company.

                                         NEP

                             SUMMARY COMPENSATION TABLE

                                                       Long-Term
                                                       Compensa-
                      Annual Compensation (b)            tion
                     --------------------------        ---------
                                           Other
Name and                                   Annual      Restricted    All Other
Principal                                 Compensa-      Share       Compensa-
Position      Year   Salary     Bonus       tion         Awards        tion
  (a)                 ($)       ($)(c)     ($)(d)        ($)(e)       ($)(f)
- ----------    ----   -------    ------    ---------    ----------    ---------

John W.       1993   181,269    112,095     2,318        54,256      2,386(g)
Rowe          1992   184,532     69,205     2,318        56,479      2,340
Chairman      1991   160,202     67,618     2,188        58,394      2,153


Joan T.       1993   154,428     92,949     3,323        46,245      3,444(h)
Bok           1992   157,705     59,310     2,899        48,274      3,326
Vice          1991   155,392     66,005     3,135        56,641      3,615
Chairman


Jeffrey D.    1993   159,936    112,105     2,974        32,753      3,563(i)
Tranen        1992   120,843     52,286     2,307        23,732      2,670
President     1991   129,725     45,832     2,240        20,970      2,595


Frederic E.   1993   123,648     75,058     2,131        22,811      3,110(j)
Greenman      1992   133,223     50,258     2,361        26,960      3,298
Vice          1991   125,237     43,804     2,516        24,028      3,145
President


Lawrence E.   1993   135,123     61,283       101        21,286      3,790(k)
Bailey        1992   129,711     47,737       101        20,985      2,594
Vice          1991   122,928     32,588       102        14,474      2,459
President

(a) Certain officers of NEP are also officers of NEES and various other System companies.

(b)   Includes deferred compensation in category and year earned.

(c) The bonus figure represents cash bonuses under an incentive compensation plan, special bonuses, the goals program award, and the variable portion of the incentive thrift plan match by NEP. See description under Plan Summaries.

(d)   Includes amounts reimbursed by NEP for the payment of taxes.

(e) These shares receive the same dividends as the other common shares of NEES. The shares become unrestricted after five years. See also Payments Upon a Change in Control, below. As of December 31, 1993, the following executive officers held the amount of restricted shares with the value indicated:
      Mr. Rowe 11,807 shares, $461,949 value; Mrs. Bok 10,241
      shares, $400,679 value; Mr. Greenman 3,220 shares, $125,983 value; Mr. Tranen 2,193 shares, $85,019 value; and Mr. Bailey 1,369 shares, $53,562 value. These amounts do not include the restricted share awards for 1993 which were not determined until February 1994. The value was calculated by multiplying the closing market price on December 31, 1993 by the number of shares.

(f) Includes NEP contributions to life insurance and the incentive thrift plan that are not bonus contributions. See description under Plan Summaries. The life insurance contribution is calculated based on the value of term life insurance for the named individuals. The premium costs for most of these policies have been or will be recovered by NEP.

(g) For Mr. Rowe, the amount and type of compensation in 1993 is as follows: $1,879 for contributions to the thrift plan and $507 for life insurance.

(h) For Mrs. Bok, the amount and type of compensation in 1993 is as follows: $1,937 for contributions to the thrift plan and $1,507 for life insurance.

(i) For Mr. Tranen, the amount and type of compensation in 1993 is as follows: $3,198 for contributions to the thrift plan and $365 for life insurance.

(j) For Mr. Greenman, the amount and type of compensation in 1993 is as follows: $2,478 for contributions to the thrift plan and $637 for life insurance.

(k) For Mr. Bailey, the amount and type of compensation in 1993 is as follows: $2,702 for contributions to the thrift plan and $1,088 for life insurance.

                                   MASS. ELECTRIC

                             SUMMARY COMPENSATION TABLE

                                                       Long-Term
                                                       Compensa-
                      Annual Compensation (b)            tion
                     --------------------------        ---------
                                           Other
Name and                                   Annual      Restricted    All Other
Principal                                 Compensa-      Share       Compensa-
Position      Year   Salary     Bonus       tion         Awards        tion
  (a)                 ($)       ($)(c)     ($)(d)        ($)(e)       ($)(f)
- ----------    ----   -------    ------    ---------    ----------    ---------

Richard P.    1993    93,628     71,187     1,657        20,713      2,036(h)
Sergel (g)
Chairman


John H.       1993   156,900    116,399     3,005        28,103      3,623(i)
Dickson       1992   150,469     61,561     3,087        27,801      3,442
President     1991   141,720     51,451     2,389        23,606      3,255
and CEO


Nancy H.      1993   102,860     43,386       103        13,370      2,378(j)
Sala (g)      1992    96,785     20,508       103         8,326      1,936
Vice
President


Dennis E.     1993   105,768     29,175       101        11,173      3,025(k)
Snay          1992   101,208     28,448       103        12,207      2,024
Vice          1991    94,862     23,320       103        10,001      1,897
President


Cheryl A.     1993    71,488     43,373        68        13,206      1,575(l)
LaFleur (g)
Vice
President

(a) Certain officers of Mass. Electric are also officers of NEES and various other System companies.

(b)   Includes deferred compensation in category and year earned.

(c) The bonus figure represents cash bonuses under an incentive compensation plan, special bonuses, the goals program award, and the variable portion of the incentive thrift plan match by Mass. Electric. See description under Plan Summaries.

(d) Includes amounts reimbursed by Mass. Electric for the payment of taxes.

(e) These shares receive the same dividends as the other common shares of NEES. The shares become unrestricted after five years. See also Payments Upon a Change in Control, below. As of December 31, 1993, the following executive officers held the amount of restricted shares with the value indicated:
      Mr. Sergel 2,022 shares, $79,110 value; Mr. Dickson 2,190 shares, $85,683 value; Ms. Sala 360 shares, $14,085 value;
      Mr. Snay 859 shares, $33,608 value; and Ms. LaFleur 824 shares, $32,239 value. These amounts do not include the restricted share awards for 1993 which were not determined until February 1994. The value was calculated by multiplying the closing market price on December 31, 1993 by the number of shares.

(f) Includes Mass. Electric contributions to life insurance and the incentive thrift plan that are not bonus contributions. See description under Plan Summaries. The life insurance contribution is calculated based on the value of term life insurance for the named individuals. The premium costs for most of these policies have been or will be recovered by Mass. Electric.

(g) Mr. Sergel and Ms. LaFleur were elected as officers of Mass. Electric in 1993, and Ms. Sala was elected in 1992.
      Compensation data is provided for the years in which they have served as officers.

(h) For Mr. Sergel, the type and amount of compensation in 1993 is as follows: $1,873 for contributions to the thrift plan and $163 for life insurance.

(i) For Mr. Dickson, the type and amount of compensation in 1993 is as follows: $3,138 for contributions to the thrift plan and $485 for life insurance.

(j) For Ms. Sala, the type and amount of compensation in 1993 is as follows: $2,057 for contributions to the thrift plan and $321 for life insurance.

(k) For Mr. Snay, the type and amount of compensation in 1993 is as follows: $2,115 for contributions to the thrift plan and $910 for life insurance.

(l) For Ms. LaFleur, the type and amount of compensation in 1993 is as follows: $1,430 for contributions to the thrift plan and $145 for life insurance.

                                    NARRAGANSETT

                             SUMMARY COMPENSATION TABLE

                                                       Long-Term
                                                       Compensa-
                      Annual Compensation (b)            tion
                     --------------------------        ---------
                                           Other
Name and                                   Annual      Restricted    All Other
Principal                                 Compensa-      Share       Compensa-
Position      Year   Salary     Bonus       tion         Awards        tion
  (a)                 ($)       ($)(c)     ($)(d)        ($)(e)       ($)(f)
- ----------    ----   -------    ------    ---------    ----------    ---------

Richard P.    1993    48,207    36,653       854         10,665      1,048(h)
Sergel (g)
Chairman


Robert L.     1993   139,632    98,654     2,408         22,617      3,771(i)
McCabe        1992   134,536    54,109     2,041         25,076      2,603
President     1991   128,863    40,428     1,306         18,024      2,388
and CEO


William       1993   118,501    39,403       101         13,370      5,847(j)
Watkins,      1992    65,586    17,315        66          7,350      1,312
Jr. (g)
Executive
Vice
President


Richard W.    1993    96,408    28,667       103         11,211      2,628(k)
Frost (g)
Vice
President


Francis X.    1993    87,300    10,580       113          2,462      1,859(l)
Beirne (g)
Vice
President

(a) Certain officers of Narragansett are also officers of NEES and various other System companies.

(b)  Includes deferred compensation in category and year earned.

(c) The bonus figure represents cash bonuses under an incentive compensation plan, special bonuses, the goals program award, and the variable portion of the incentive thrift plan match by Narragansett. See description under Plan Summaries.

(d) Includes amounts reimbursed by Narragansett for the payment of taxes.

(e) These shares receive the same dividends as the other common shares of NEES. The shares become unrestricted after five years. See also Payments Upon a Change in Control, below. As of December 31, 1993, the following executive officers held the amount of restricted shares with the value indicated:
     Mr. Sergel 2,022 shares, $79,110 value; Mr. McCabe 2,082 shares, $81,458 value; Mr. Watkins 954 shares, $37,325 value; Mr. Frost 942 shares, $36,855 value; and Mr. Beirne 206 shares, $8,059 value. These amounts do not include the restricted share awards for 1993 which were not determined until February 1994. The value was calculated by multiplying the closing market price on December 31, 1993 by the number of shares.

(f) Includes Narragansett contributions to life insurance and the incentive thrift plan that are not bonus contributions. See description under Plan Summaries. The life insurance contribution is calculated based on the value of term life insurance for the named individuals. The premium costs for most of these policies have been or will be recovered by Narragansett.

(g) Messrs. Sergel, Frost, and Beirne were elected as officers of Narragansett in 1993, and Mr. Watkins was elected in 1992.
     Compensation data is provided for the years in which they have served as officers.

(h) For Mr. Sergel, the type and amount of compensation in 1993 is as follows: $964 for contributions to the thrift plan and $84 for life insurance.

(i) For Mr. McCabe, the type and amount of compensation in 1993 is as follows: $2,682 for contributions to the thrift plan and $1,089 for life insurance.

(j) For Mr. Watkins, the type and amount of compensation in 1993 is as follows: $2,370 for contributions to the thrift plan and $3,477 for life insurance.

(k) For Mr. Frost, the type and amount of compensation in 1993 is as follows: $1,928 for contributions to the thrift plan and $700 for life insurance.

(l) For Mr. Beirne, the type and amount of compensation in 1993 is as follows: $1,746 for contributions to the thrift plan and $113 for life insurance.

Directors' Compensation

     Members of the Mass. Electric and Narragansett Boards of Directors, except Dickson, McCabe, Rowe, and Sergel receive a quarterly retainer of $1,250, a meeting fee of $600 plus expenses, and 50 NEES common shares each year. Since all members of the NEP Board are employees of NEES System companies, no fees are paid for service on the Board except as noted below for Mrs. Bok.

     Mrs. Bok retired as an employee of the NEES companies on January 1, 1994 (remaining as Chairman of NEES and a director for NEES subsidiaries). Mrs. Bok has agreed to waive the normal fees and annual retainers otherwise payable for services by non-employees on NEES subsidiary boards and will receive in lieu thereof a single annual stipend of $60,000. Mrs. Bok also became a consultant to NEES as of January 1, 1994. Under the terms of her contract, she will receive an annual retainer of $100,000. No payments were made in 1993 pursuant to these arrangements.

     Mass. Electric and Narragansett permit directors to defer all or a portion of their retainers and meeting fees. Special accounts are maintained on Mass. Electric's and Narragansett's books showing the amounts deferred and the interest accrued thereon.

Other

     NEP, Mass. Electric, and Narragansett do not have any share option plans.

     The NEES Compensation Committee administers certain of the incentive compensation plans, and the Management Committee administers the others (including the incentive share plan).

Retirement Plans

     The following table shows estimated annual benefits payable to executive officers under the qualified pension plan and the supplemental retirement plan, assuming retirement at age 65 in 1994.

                                 PENSION TABLE

Five-Year
Average      15 Years   20 Years  25 Years   30 Years   35 Years   40 Years
Compensa-      of         of        of         of         of         of
tion         Service    Service   Service    Service    Service    Service
- ---------    --------   --------  --------   --------   --------   --------

$100,000      28,000     36,600    45,000     53,400     58,900     61,600
$150,000      43,000     56,300    69,300     82,200     90,300     94,800
$200,000      58,000     76,000    93,500    111,000    122,100    128,100
$250,000      73,000     95,700   117,800    139,800    153,800    161,300
$300,000      88,100    115,400   142,000    168,600    185,500    194,500
$350,000     103,100    135,100   166,300    197,400    217,200    227,700
$400,000     118,100    154,800   190,500    226,200    249,000    261,000
$450,000     133,100    174,500   214,800    255,000    280,700    294,200


     For purposes of the retirement plans, Messrs. Rowe, Tranen, Greenman, and Bailey currently have 16, 24, 30, and 25 credited years of service, respectively. Mr. Sergel, Mr. Dickson, Ms. Sala, Mr. Snay, and Ms. LaFleur currently have 15, 20, 24, 30, and 7 credited years of service, respectively. Messrs. McCabe, Watkins, Frost, and Beirne currently have 25, 21, 31, and 22 credited years of service, respectively. At the time she retired from NEP, Mrs. Bok had 38 credited years of service, and she commenced receiving the described benefits under the pension plans and the life insurance program. As a non-employee, she no longer accrues service credit or additional benefits under these plans.

     Benefits under the pension plans are computed using formulae based on percentages of highest average compensation computed over five consecutive years. The compensation covered by the pension plan includes salary, bonus, and restricted share awards. The benefits listed in the pension table are not subject to deduction for Social Security and are shown without any joint and survivor benefits.

     The Pension Table above does not include annuity payments to be received in lieu of life insurance. The policies are described above under Plan Summaries.

     In February 1993, NEP announced a voluntary early retirement program available to all non-union employees over age 55 with 10 or more years of service as of June 30, 1993. Mrs. Bok accepted the offer. The program offered either an annuity or a lump sum equal to the greater value of either one week's base pay times the number of years of service plus two weeks base pay or an additional five years of service and five years of age. In accordance with the terms of the offer, Mrs. Bok received an additional annuity of $12,611 from a supplemental pension plan and a lump sum of $110,896 from the qualified plan.

     Mrs. Bok had not been eligible for a bonus under the prior incentive compensation plan. In lieu thereof she will receive a limited cost of living (consumer price index) adjustment to her benefits from the qualified pension plan and the supplemental retirement plan. Since this plan serves to adjust the pension benefit only after retirement, there will be no supplement paid under the plan until at least 1995.

     Senior executives receive the same post-retirement health benefits as those offered non-union employees who retire with a combination of age and years of service equal to 85.

PAYMENTS UPON A CHANGE OF CONTROL

     The incentive compensation plans would provide a payment of 40% of base compensation in the event of a "change in control" as defined in the plans. This payout would be made in lieu of any cash bonuses under the plans for the year in which the "change in control" occurs. A similar payment is provided for the previous plan year if awards for that year had not yet been distributed. A "change in control" is defined, generally, as an occurrence of certain events that either evidence a merger or acquisition of NEES or cause a significant change in the makeup of the NEES board of directors over a short period of time.

     Upon the occurrence of a "change in control," restrictions on all shares issued to participants under the incentive share plan would cease and the participants would receive an award of shares for that year, determined in the usual manner, based upon the cash awards described in the preceding paragraph.

             NEP, MASS. ELECTRIC, AND NARRAGANSETT PLAN SUMMARIES

     A brief description of the various plans through which compensation and benefits are provided to the named executive officers is presented below to better enable shareholders to understand the information presented in the tables shown earlier. The amounts of compensation and benefits provided to the named executive officers under the plans described below (and charged to NEP, Mass. Electric, or Narragansett) are presented in the Summary Compensation Tables.

     Goals Program

     The goals program covers all employees who have completed one year of service with any NEES subsidiary. Goals are established annually. For 1993, these goals related to earnings per share, customer costs, safety, absenteeism, conservation, generating station availability, transmission reliability, environmental and OSHA compliance, and customer favorability attitudes. Some goals apply to all employees, while others apply to particular functional groups. Depending upon the number of goals met, and provided the minimum goal for earnings per share is met, employees may earn a cash bonus of 1% to 4-1/2% of their compensation.

     Incentive Thrift Plan

     The incentive thrift plan (a 401(k) program) provides for a match of one-half of up to the first 4% of base compensation contributed to the System's incentive thrift plan (shown under All Other Compensation in the Summary Compensation Tables) and, based on an incentive formula tied to earnings per share, may fully match the first 4% of base compensation contributed (the additional amount, if any, is shown under Bonus in the Summary Compensation Tables). Under Federal law, contributions to these plans are restricted. In 1993, the salary reduction amount was limited to $8,994.

     Life Insurance

     NEES has established for certain senior executives life insurance plans funded by individual policies. The combined death benefit under these insurance plans is three times the participant's annual salary.

     After termination of employment, participants may elect, commencing at age 55 or later, to receive an annuity income equal to 40% of annual salary. In that event, the life insurance is reduced over fifteen years to an amount equal to the participant's final annual salary. Due to changes in the tax law, this plan was closed to new participants, and an alternative was established with only a life insurance benefit. The individuals listed in the NEP summary compensation table are in one or the other of these plans. Mass. Electric and Narragansett each have two executive officers eligible to participate in one or the other of these plans.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

                                     NEES
                                     ----

     The information required by this item is incorporated herein by reference to the material under the caption TOTAL COMMON EQUITY BASED HOLDINGS in the definitive proxy statement of NEES, dated March 10, 1994, for the 1994 Annual Meeting of Shareholders, provided that the information under the headings "Compensation Committee Report on Executive Compensation" and "Corporate Performance" are not so incorporated.

                     NEP, Mass. Electric, and Narragansett
                     -------------------------------------

     NEES owns 100% of the voting securities of Mass. Electric and Narragansett. NEES owns 98.80% of the voting securities of NEP.

SECURITY OWNERSHIP

     The following tables list the holdings of NEES common shares as of March 10, 1994 by NEP, Mass. Electric, and Narragansett directors, the executive officers named in the Summary Compensation Tables, and all directors and executive officers, as a group.

                                      NEP
                                      ---

    Name                          Shares Beneficially Owned (a)
    ----                          -----------------------------

Lawrence E. Bailey                         1,953
Joan T. Bok                               25,162
Frederic E. Greenman                      10,632
Alfred D. Houston                         10,953
John W. Newsham                           10,270
John W. Rowe                              20,419
Richard P. Sergel                          6,702
Jeffrey D. Tranen                          6,604


All directors and
executive officers,
as a group (13 persons)                   115,340 (b)


(a) Includes restricted shares and allocated shares in employee benefit plans.

(b) This is less than 1% of the total number of shares of NEES outstanding.

                                Mass. Electric
                                --------------

    Name                          Shares Beneficially Owned
    ----                          -------------------------

Urville J. Beaumont                           104 (a)
Joan T. Bok                                25,162 (b)
Sally L. Collins                              105
John H. Dickson                             7,883 (b)
Charles B. Housen                              52
Cheryl A. LaFleur                           1,796 (b)
Kathryn A. McCarthy                           100
Patricia McGovern                               0
John F. Reilly                                105
John W. Rowe                               20,419 (b)
Nancy H. Sala                               5,459 (b),(c)
Richard P. Sergel                           6,702 (b)
Richard M. Shribman                           105
Dennis E. Snay                              3,720 (b)
Roslyn M. Watson                              205


All directors and
executive officers,
as a group (23 persons)                   105,713 (d)


(a) Mr. Beaumont disclaims a beneficial ownership interest in these shares held under an irrevocable trust.

(b) Includes restricted shares and allocated shares in employee benefit plans.

(c) Ms. Sala disclaims a beneficial ownership interest in 205 shares held under the Uniform Gift to Minors Act.

(d) This is less than 1% of the total number of shares of NEES outstanding.

                                 Narragansett
                                 ------------

   Name                       Shares Beneficially Owned
   ----                       -------------------------

Francis X. Beirne                      2,956 (a)
Joan T. Bok                           25,162 (a)
Stephen A. Cardi                         104
Richard W. Frost                       4,521 (a)
Frances H. Gammell                       105
Joseph J. Kirby                          105
Robert L. McCabe                       7,671 (a)
John W. Rowe                          20,419 (a)
Richard P. Sergel                      6,702 (a)
William E. Trueheart                     105
William Watkins, Jr.                   7,143 (a)
John A. Wilson, Jr.                      508


All directors and
executive officers,
as a group (15 persons)               95,477 (b)


(a) Includes restricted shares and allocated shares in employee benefit plans.

(b) This is less than 1% of the total number of shares of NEES outstanding.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The construction company of Mr. Stephen A. Cardi, a director of Narragansett, was awarded two contracts by New England Power Company for construction work at its Brayton Point Station. The contract amounts totalled $600,000 and $1,000,000, respectively.

     Reference is made to Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT and Item 11. EXECUTIVE COMPENSATION.

                                    PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
            REPORTS ON FORM 8-K

List of Exhibits

     Unless otherwise indicated, the exhibits listed below are incorporated by reference to the appropriate exhibit numbers and the Commission file numbers indicated in parentheses.

                                     NEES
                                     ----

    (3) Agreement and Declaration of Trust dated January 2, 1926, as amended through April 28, 1987 (Exhibit 3 to 1987 Form 10-K, File No. 1-3446).

    (4)   Instruments Defining the Rights of Security Holders

            (a) Massachusetts Electric Company First Mortgage Indenture and Deed of Trust, dated as of July 1, 1949, and twenty supplements thereto (Exhibit 7-A, File No. 1-8019; Exhibit 7-B, File No. 2-8836;
                  Exhibit 4-C, File No. 2-9593; Exhibit 4 to 1980 Form 10-K, File No. 2-8019; Exhibit 4 to 1982 Form 10-K, File No. 0-5464; Exhibit 4 to 1986 Form 10-K, File No. 0-5464; Exhibit 4(a) to 1988 Form 10-K, File No. 1-3446; Exhibit 4(a) to 1989 Form 10-K, File No. 1-3446; Exhibit 4(a) to 1992 Form 10-K, File No. 1-3446; Twentieth Supplemental Indenture dated as of September 1, 1993 (filed herewith).

            (b) The Narragansett Electric Company First Mortgage Indenture and Deed of Trust, dated as of September 1, 1944, and twenty-one supplements thereto (Exhibit 7-1, File No. 2-7042; Exhibit 7-B, File No. 2-7490; Exhibit 4-C, File No. 2-9423; Exhibit 4-D, File No. 2-10056; Exhibit 4 to 1980 Form 10-K, File No. 0-898; Exhibit 4 to 1982 Form 10-K, File No. 0-898; Exhibit 4 to 1983 Form 10-K, File No. 0-898; Exhibit 4 to 1985 Form 10-K, File No. 0-898;
                  Exhibit 4 to 1986 Form 10-K, File No. 0-898;
                  Exhibit 4 to 1987 Form 10-K, File No. 0-898;
                  Exhibit 4 to 1991 Form 10-K, File No. 0-898);
                  Exhibit 4(b) to 1992 Form 10-K, File No. 1-3446; Twenty-First Supplemental Indenture dated as of October 1, 1993 (filed herewith).

            (c)   The Narragansett Electric Company Preference
                  Provisions, as amended, dated March 23, 1993 (filed herewith).

            (d)   New England Power Company Indentures

                  General and Refunding Mortgage Indenture and Deed of Trust dated as of January 1, 1977 and nineteen supplements thereto (Exhibit 4(b) to 1980 Form 10-K, File No. 0-1229; Exhibit 4(b) to 1982 Form 10-K, File No. 0-1229; Exhibit 4(b) to 1983 Form 10-K, File No. 0-1229; Exhibit 4(b) to 1985 Form 10-K, File No. 0-1229; Exhibit 4(b) to 1986 Form 10-K, File No. 0-1229; Exhibit 4(c)(ii) to 1988
                  Form 10-K, File No. 1-3446; Exhibit 4(c)(ii) to 1989 Form 10-K, File No. 1-3446; Exhibit 4(c)(ii) to 1990 Form 10-K, File No. 1-3446; Exhibit 4(c)(ii) to 1991 Form 10-K, File No. 1-3446;
                  Exhibit 4(c)(ii) to 1992 Form 10-K, File No.
                  1-3446; Nineteenth Supplemental Indenture dated as of August 1, 1993 (filed herewith).

    (10)  Material Contracts

            (a)   Boston Edison Company et al. and New England Power
                  Company: Amended REMVEC Agreement dated August 12, 1977 (Exhibit 5-4(d), File No. 2-61881).

            (b) The Connecticut Light and Power Company et al. and New England Power Company: Sharing Agreement for Joint Ownership, Construction and Operation of Millstone Unit No. 3 dated as of September 1, 1973, and Amendment dated as of August 1, 1974 (Exhibit 10-5, File No. 2-52820); Amendments dated as of December 15, 1975 and April 1, 1986; (Exhibit 10(b), to 1990 Form 10-K, File No. 1-3446).
                  Transmission Support Agreement dated August 9, 1974; Instrument of Transfer to NEP with respect to the 1979 Connecticut Nuclear Unit, and Assumption of Obligations, dated December 17, 1975 (Exhibit 10-6(b), File No. 2-57831).

            (c) Connecticut Yankee Atomic Power Company et al. and New England Power Company: Stockholders Agreement dated July 1, 1964 (Exhibit 13-9-A, File No. 2-23006); Power Purchase Contract dated July 1, 1964 (Exhibit 13-9-B, File No. 2-23006);
                  Supplementary Power Contract dated as of April 1, 1987 (Exhibit 10(c) to 1987 Form 10-K, File No. 1-3446); Capital Funds Agreement dated September 1, 1964 (Exhibit 13-9-C, File No. 2-23006);
                  Transmission Agreement dated October 1, 1964
                  (Exhibit 13-9-D, File No. 2-23006); Agreement revising Transmission Agreement dated July 1, 1979 (Exhibit to 1979 Form 10-K, File No. 1-3446); Guarantee Agreement dated as of November 13, 1981 (Exhibit 10(d) to 1981 Form 10-K, File No. 1-3446);
                  Guarantee Agreement dated as of August 1, 1985 (Exhibit 10(c) to 1985 Form 10-K, File No. 1-3446).

            (d) Maine Yankee Atomic Power Company et al. and New England Power Company: Capital Funds Agreement dated May 20, 1968 and Power Purchase Contract dated May 20, 1968 (Exhibit 4-5, File No. 2-29145);
                  Amendments dated as of January 1, 1984, March 1, 1984 (Exhibit 10(d) to 1983 Form 10-K, File No. 1-3446), October 1, 1984, and August 1, 1985
                  (Exhibit 10(d) to 1985 Form 10-K, File No. 1-3446);
                  Stockholders Agreement dated May 20, 1968 (Exhibit 10-20, File No. 2-34267); Additional Power Contract dated as of February 1, 1984 (Exhibit 10(d) to 1985 Form 10-K, File No. 1-3446); Guarantee Agreement dated as of September 23, 1985 (Exhibit 10(d) to 1985 Form 10-K, File No. 1-3446).

            (e)   New England Energy Incorporated Contracts

                    (i) Capital Funds Agreement with NEES dated November 1, 1974 (Exhibit 10-29(b), File No. 2-52969); Amendment dated July 1, 1976, and Amendment dated July 26, 1979 (Exhibit 10(g)(i) to 1980 Form 10-K, File No. 1-3446);
                          Amendment dated August 26, 1981 (Exhibit
                          10(f)(i) to 1981 Form 10-K, File No. 1-3446);
                          Amendment dated March 26, 1985 (Exhibit
                          10(e)(i) to 1985 Form 10-K, File No. 1-3446);
                          Amendment dated as of April 28, 1989 (Exhibit 10 (e)(i) to 1989 Form 10-K, File No. 1-3446); Amendment dated as of June 1, 1990 (Exhibit 10(e)(i) to 1990 Form 10-K, File No. 1-3446).

                   (ii) Loan Agreement with NEES dated July 19, 1978 and effective November 1, 1974, and Amendment dated July 26, 1979 (Exhibit 10(g)(iii) to 1980 Form 10-K, File No. 1-3446); Amendment dated August 26, 1981 (Exhibit 10(f)(ii) to 1981 Form 10-K, File No. 1-3446); Amendment dated March 26, 1985 (Exhibit 10(e)(ii) to 1985 Form 10-K, File No. 1-3446); Amendment dated as of April 28, 1989 (Exhibit 10(e)(ii) to 1989 Form 10-K, File No. 1-3446);
                          Amendment dated as of June 1, 1990 (Exhibit
                          10(e)(ii) to 1990 Form 10-K, File No.
                          1-3446).

                  (iii) Fuel Purchase Contract with New England Power Company dated July 26, 1979, and Amendment dated August 26, 1981 (Exhibit 10(f)(iii) to 1981 Form 10-K, File No. 1-3446); Amendment dated March 26, 1985, and Amendment effective January 1, 1984 (Exhibit 10(e)(iii) to 1985 Form 10-K, File No. 1-3446); Amendment dated as of April 28, 1989 (Exhibit 10(e)(iii) to 1989 Form 10-K, File No. 1-3446).

                   (iv) Partnership Agreement with Samedan Oil Corporation as Amended and Restated on February 5, 1985 (Exhibit 10(e)(iv) to 1984 Form 10-K, File No. 1-3446); Amendment dated as of January 14, 1992 (Exhibit 10(e)(iv) to 1991 Form 10-K, File No. 1-3446).

                    (v) Credit Agreement dated as of April 28, 1989 (Exhibit 10(e)(v) to 1989 Form 10-K, File No. 1-3446); Amendment dated as of June 1, 1990 (Exhibit 10(e)(v) to 1990 Form 10-K, File No. 1-3446); Amendment dated as of August 1, 1992 (Exhibit 10(e)(v) to 1992 Form 10-K, File No. 1-3446).

                   (vi) Capital Maintenance Agreement dated November 15, 1985, and Assignment and Security Agreement dated November 15, 1985 (Exhibit 10(e)(vi) to 1985 Form 10-K, File No. 1-3446); Amendment dated as of April 28, 1989 (Exhibit 10(e)(vi) to 1989 Form 10-K, File No. 1-3446).

            (f) New England Power Company and New England Electric Transmission Corporation et al.: Phase I Terminal Facility Support Agreement dated as of December 1, 1981 (Exhibit 10(g) to 1981 Form 10-K, File No. 1-3446); Amendments dated as of June 1, 1982, and November 1, 1982 (Exhibit 10(f) to 1982 Form 10-K, File No. 1-3446); Agreement with respect to Use of the Quebec Interconnection dated as of December 1, 1981 (Exhibit 10(g) to 1981 Form 10-K, File No. 1-3446); Amendments dated as of May 1, 1982, and November 1, 1982 (Exhibit 10(f) to 1982 Form 10-K, File No. 1-3446); Amendment dated as of January 1, 1986 (Exhibit (10)(f) 1986 Form 10-K, File No.
                  1-3446); Agreement for Reinforcement and
                  Improvement of New England Power Company's
                  Transmission System dated as of April 1, 1983 (Exhibit 10(f) to 1983 Form 10-K, File No. 1-3446);
                  Lease dated as of May 16, 1983 (Exhibit 10(f) to 1983 Form 10-K, File No. 1-3446); Upper Development
                  - Lower Development Transmission Line Support Agreement dated as of May 16, 1983 (Exhibit 10(f) to 1983 Form 10-K, File No. 1-3446).

            (g) New England Electric Transmission Corporation and PruCapital Management, Inc. et al: Note Agreement dated as of September 1, 1986 (Exhibit 10(g) to 1986 Form 10-K, File No. 1-3446); Mortgage, Deed of Trust and Security Agreement dated as of September 1, 1986 (Exhibit 10(g) to 1986 Form 10-K, File No. 1-3446); Equity Funding Agreement with New England Electric System dated as of December 1, 1985 (Exhibit 10(g) to 1991 Form 10-K, File No. 1-3446).

            (h) Vermont Electric Transmission Company, Inc. et al. and New England Power Company: Phase I Vermont Transmission Line Support Agreement dated as of December 1, 1981; Amendments dated as of June 1, 1982, and November 1, 1982 (Exhibit 10(g) to 1982 Form 10-K, File No. 1-3446); Amendment dated as of January 1, 1986 (Exhibit 10(h) to 1986 Form 10-K, File No. 1-3446).

            (i) New England Power Pool Agreement: (Exhibit 4(e), File No. 2-43025); Amendments dated July 1, 1972, and March 1, 1973 (Exhibit 10-15, File No. 2-48543); Amendment dated March 15, 1974 (Exhibit 10-5, File No. 2-52775); Amendment dated June 1, 1975 (Exhibit 10-14, File No. 2-57831); Amendment dated September 1, 1975 (Exhibit 10-13, File No. 2-59182); Amendments dated December 31, 1976, January 31, 1977, July 1, 1977, and August 1, 1977
                  (Exhibit 10-16, File No. 2-61881); Amendments dated August 15, 1978, January 3, 1980, and February 1980 (Exhibit 10-3, File No. 2-68283); Amendment dated September 1, 1981 (Exhibit 10(h) to 1981 Form 10-K, File No. 1-3446); Amendment dated as of December 1, 1981 (Exhibit 10(h) to 1982 Form 10-K, File No. 1-3446); Amendments dated June 1, 1982, June 15, 1983, and October 1, 1983 (Exhibit 10(i) to 1983 Form 10-K, File No. 1-3446); Amendments dated August 1, 1985, August 15, 1985, September 1, 1985, and January 1, 1986 (Exhibit 10(i) to 1985 Form 10-K, File No. 1-3446); Amendment dated
                  September 1, 1986 (Exhibit 10(i) to 1986 Form 10-K, File No. 1-3446); Amendment dated April 30, 1987 (Exhibit 10(i) to 1987 Form 10-K, File No. 1-3446);
                  Amendments dated March 1, 1988 and May 1, 1988 (Exhibit 10(i) to 1988 Form 10-K, File No. 1-3446);
                  Amendment dated March 15, 1989 (Exhibit 10(i) to 1989 Form 10-K, File No. 1-3446); Amendment dated October 1, 1990 (Exhibit 10(i) to 1990 Form 10-K, File No. 1-3446); Amendment dated as of September 15, 1992 (Exhibit 10(i) to 1992 Form 10-K, File No. 1-3446).

            (j) Public Service Company of New Hampshire et al. and New England Power Company: Agreement for Joint Ownership, Construction and Operation of New Hampshire Nuclear Units dated as of May 1, 1973; Amendments dated May 24, 1974, June 21, 1974, September 25, 1974 and October 25, 1974 (Exhibit 10-18(b), File No. 2-52820); Amendment dated January 31, 1975 (Exhibit 10-16(b), File No. 2-57831); Amendments dated April 18, 1979,
                  April 25, 1979, June 8, 1979, October 11, 1979,
                  December 15, 1979, June 16, 1980, December 31, 1980
                  (Exhibit 10(i) to 1980 Form 10-K, File No. 1-3446);
                  Amendments dated June 1, 1982, April 27, 1984,

                  June 15, 1984 (Exhibit 10(j) to 1984 Form 10-K,
                  File No. 1-3446); Amendments dated March 8, 1985, March 14, 1986, May 1, 1986 and September 19, 1986
                  (Exhibit 10(j) to 1986 Form 10-K, File No. 1-3446);
                  Amendment dated November 12, 1987 (Exhibit 10(j) to 1987 Form 10-K, File No. 1-3446); Amendment dated January 13, 1989 (Exhibit 10(j) to 1989 Form 10-K, File No. 1-3446); Amendment dated as of November 1, 1990 (Exhibit 10(j) to 1991 Form 10-K, File No. 1-
                  3446). Transmission Support Agreement dated as of May 1, 1973 (Exhibit 10-23, File No. 2-49184);
                  Instrument of Transfer to NEP with respect to the New Hampshire Nuclear Units and Assumptions of Obligations dated December 17, 1975 and Agreement Among Participants in New Hampshire Nuclear Units, certain Massachusetts Municipal Systems and Massachusetts Municipal Wholesale Electric Company dated May 28, 1976 (Exhibit 10-16(c), File No. 2-57831); Seventh Amendment To and Restated Agreement for Seabrook Project Disbursing Agent (Exhibit 10(j) to 1991 Form 10-K, File No. 1-3446);
                  Amendments dated as of June 29, 1992 (Exhibit 10(j) to 1992 Form 10-K, File No. 1-3446); Seabrook Project Managing Agent Operating Agreement dated as of June 29, 1992, and amendment to Seabrook Project Managing Agent Agreement dated as of June 29, 1992 (Exhibit 10(j) to 1992 Form 10-K, File No. 1-3446).

            (k) Vermont Yankee Nuclear Power Corporation et al. and New England Power Company: Capital Funds Agreement dated February 1, 1968, Amendment dated March 12, 1968, and Power Purchase Contract dated February 1, 1968 (Exhibit 4-6, File No. 2-29145); Amendments dated as of June 1, 1972 and April 15, 1983 (Exhibit 10(k) to 1983 Form 10-K, File No. 1-3446) and April 24, 1985 (Exhibit 10(k) to 1985 Form 10-K, File No. 1-3446); Amendment dated as of June 1, 1985 (Exhibit 10(k) to 1987 Form 10-K, File No. 1-3446); Amendments dated as of May 6, 1988 (Exhibit 10(k) to 1988 Form 10-K, File No. 1-3446);
                  Amendment dated as of June 15, 1989 (Exhibit 10(k) to 1989 Form 10-K, File No. 1-3446); Additional Power Contract dated as of February 1, 1984 (Exhibit 10(k) to 1983 Form 10-K, File No. 1-3446);
                  Guarantee Agreement dated as of November 5, 1981 (Exhibit 10(j) to 1981 Form 10-K, File No. 1-3446).

            (l) Yankee Atomic Electric Company et al. and New England Power Company: Amended and Restated Power Contract dated April 1, 1985 (Exhibit 10(l) to 1985 Form 10-K, File No. 1-3446); Amendment dated May 6, 1988 (Exhibit 10(l) to 1988 Form 10-K, File No. 1-3446); Amendments dated as of June 26, 1989 and July 1, 1989 (Exhibit 10 (l) to 1989 Form 10-K,

                  File No. 1-3446); Amendment dated as of February 1, 1992 (Exhibit 10(l) to 1992 Form 10-K, File No. 1-
                  3446).

           *(m)   New England Electric Companies' Deferred
                  Compensation Plan as amended dated December 8, 1986 (Exhibit 10(m) to 1986 Form 10-K, File No. 1-3446).

           *(n) New England Electric System Companies Retirement Supplement Plan as amended dated April 1, 1991
                  (Exhibit 10(n) to 1991 Form 10-K, File No. 1-3446).

           *(o)   New England Electric Companies' Executive
                  Supplemental Retirement Plan as amended dated April 1, 1991 (Exhibit 10(o) to 1991 Form 10-K, File No. 1-3446).

           *(p)   New England Electric Companies' Incentive
                  Compensation Plan as amended dated January 1, 1992 (Exhibit 10(q) to 1992 Form 10-K, File No. 1-3446).

           *(q) New England Electric Companies' Senior Incentive Compensation Plan as amended dated November 26,
                  1991 (Exhibit 10(q) to 1991 Form 10-K, File No. 1-
                  3446).

           *(r)   New England Electric Companies' Incentive
                  Compensation Plan II as amended dated September 3, 1992 (Exhibit 10(r) to 1992 Form 10-K, File No.
                  1-3446).

           *(s)   New England Electric System Directors Deferred
                  Compensation Plan as amended dated November 24,
                  1992 (Exhibit 10(s) to 1992 Form 10-K, File No.
                  1-3446).

           *(t) Forms of Life Insurance Program (Exhibit 10(s) to 1986 Form 10-K, File No. 1-3446); and Form of Life Insurance (Collateral Assignment) (Exhibit 10(t) to 1991 Form 10-K, File No. 1-3446).

            (u) New England Power Company and New England Hydro-Transmission Electric Company, Inc. et al:
                  Phase II Massachusetts Transmission Facilities Support Agreement dated as of June 1, 1985 (Exhibit 10(t) to 1986 Form 10-K, File No. 1-3446);
                  Amendment dated as of May 1, 1986 (Exhibit 10(t) to 1986 Form 10-K, File No. 1-3446); Amendments dated as of February 1, 1987, June 1, 1987, September 1, 1987, and October 1, 1987 (Exhibit 10(u) to 1987 Form 10-K, File No. 1-3446); Amendment dated as of August 1, 1988 (Exhibit 10(u) to 1988 Form 10-K, File No. 1-3446); Amendment dated January 1, 1989 (Exhibit 10(u) to 1990 Form 10-K, File No. 1-3446).

            (v) New England Power Company and New England Hydro-Transmission Corporation et al: Phase II New Hampshire Transmission Facilities Support Agreement dated as of June 1, 1985 (Exhibit 10(u) to 1986 Form 10-K, File No. 1-3446); Amendment dated as of May 1, 1986 (Exhibit 10(u) to 1986 Form 10-K, File No. 1-3446); Amendments dated as of February 1, 1987, June 1, 1987, September 1, 1987, and
                  October 1, 1987 (Exhibit 10(v) to 1987 Form 10-K, File No. 1-3446); Amendment dated as of August 1,1988 (Exhibit 10(v) to 1988 Form 10-K, File No. 1-3446); Amendments dated January 1, 1989 and January 1, 1990 (Exhibit 10(v) to 1990 Form 10-K, File No. 1-3446).

            (w) New England Power Company et al: Phase II New England Power AC Facilities Support Agreement dated as of June 1, 1985 (Exhibit 10(v) to 1986 Form 10-K, File No. 1-3446); Amendment dated as of May 1, 1986 (Exhibit 10(v) to 1986 Form 10-K, File No. 1-3446); Amendments dated as of February 1, 1987, June 1, 1987, and September 1, 1987 (Exhibit 10(w) to 1987 Form 10-K, File No. 1-3446); Amendment dated as of August 1, 1988 (Exhibit 10(w) to 1988 Form 10-K, File No. 1-3446).

            (x) New England Hydro-Transmission Electric Company, Inc. and New England Electric System et al: Equity Funding Agreement dated as of June 1, 1985 (Exhibit 10(w) to 1986 Form 10-K, File No. 1-3446);
                  Amendment dated as of May 1, 1986 (Exhibit 10(w) to 1986 Form 10-K, File No. 1-3446); Amendment dated as of September 1, 1987 (Exhibit 10(x) to 1987
                  Form 10-K, File No. 1-3446); Amendment dated as of August 1, 1988 (Exhibit 10(x) to 1988 Form 10-K, File No. 1-3446).

            (y) New England Hydro-Transmission Corporation and New England Electric System et al: Equity Funding Agreement dated as of June 1, 1985 (Exhibit 10(x) to 1986 Form 10-K, File No. 1-3446); Amendment dated as of May 1, 1986 (Exhibit 10(x) to 1986 Form 10-K, File No. 1-3446); Amendment dated as of September 1, 1987 (Exhibit 10(y) to 1987 Form 10-K, File No. 1-3446); Amendment dated as of August 1, 1988 (Exhibit 10(y) to 1988 Form 10-K, File No. 1-3446).

           (aa) Ocean State Power, et al., and Narragansett Energy Resources Company: Equity Contribution Agreement dated as of December 29, 1988 (Exhibit 10(aa) to 1988 Form 10-K, File No. 1-3446); Amendment dated as of September 29, 1989 (Exhibit 10 (aa) to 1989 Form 10-K File No. 1-3446); Ocean State Power, et al., and New England Electric System: Equity

                  Contribution Support Agreement dated as of December 29, 1988 (Exhibit 10(aa) to 1988 Form 10-K, File No. 1-3446); Amendment dated as of September 29, 1989 (Exhibit 10 (aa) to 1989 Form 10-K, File No. 1-3446); Ocean State Power II, et al., and Narragansett Energy Resources Company:Equity Contribution Agreement dated as of September 29, 1989 (Exhibit 10 (aa) to 1989 Form 10-K File No. 1-3446); Ocean State Power II, et al., and New England Electric System: Equity Contribution Support Agreement dated as of September 29, 1989 (Exhibit 10 (aa) to 1989 Form 10-K File No. 1-3446).

          *(bb)   New England Power Service Company and Joan T. Bok:
                  Service Credit Letter dated October 21, 1982
                  (Exhibit 10(cc) to 1992 Form 10-K, File No.
                  1-3446).

          *(cc)   New England Electric System and John W. Rowe:
                  Service Credit Letter dated December 5, 1988
                  (Exhibit 10(dd) to 1992 Form 10-K, File No.
                  1-3446).

          *(dd)   New England Power Service Company and the Company:
                  Form of Supplemental Pension Service Credit
                  Agreement (Exhibit 10(ee) to 1992 Form 10-K, File
                  No. 1-3446).

    * Compensation related plan, contract, or arrangement.

    (13)  1993 Annual Report to Shareholders (filed herewith).

    (18) Coopers & Lybrand Preferability Letter dated February 25, 1994 (filed herewith).

    (22)  Subsidiary list appears in Part I of this document.

    (25)  Power of Attorney (filed herewith).

                                      NEP
                                      ---

    (3)     (a)   Articles of Organization as amended through June
                  27, 1987 (Exhibit 3(a) to 1988 Form 10-K, File No.
                  0-1229).

            (b)   By-laws of the Company as amended June 25, 1987
                  (Exhibit 3 to 1987 Form 10-K, File No. 0-1229).

    (4) General and Refunding Mortgage Indenture and Deed of Trust dated as of January 1, 1977 and nineteen supplements thereto (Exhibit 4(b) to 1980 Form 10-K, File No. 0-1229;
          Exhibit 4(b) to 1982 Form 10-K, File No. 0-1229; Exhibit 4(b) to 1983 Form 10-K, File No. 0-1229; Exhibit 4(b) to

          1985 Form 10-K, File No. 0-1229; Exhibit 4(b) to 1986 Form 10-K, File No. 0-1229; Exhibit 4(b) to 1986 Form 10-K,
          File No. 0-1229; Exhibit 4(b) to 1988 Form 10-K, File No. 0-1229; Exhibit 4(c)(ii) to 1989 NEES Form 10-K, File No. 1-3446; Exhibit 4(c)(ii) to 1990 NEES Form 10-K, File No. 1-3446; Exhibit 4(c)(ii) to 1991 NEES Form 10-K, File No. 1-3446; Exhibit 4(c)(ii) to 1992 NEES Form 10-K, File No. 1-3446; Exhibit 4(c) to 1993 NEES Form 10-K, File No. 1-3446).

    (10)  Material Contracts

            (a)   Boston Edison Company et al. and the Company:
                  Amended REMVEC Agreement dated August 12, 1977
                  (Exhibit 5-4(d), File No. 2-61881).

            (b) The Connecticut Light and Power Company et al. and the Company: Sharing Agreement for Joint Ownership, Construction and Operation of Millstone Unit No. 3 dated as of September 1, 1973, and Amendment dated as of August 1, 1974 (Exhibit 10-5, File No. 2-52820); Amendments dated as of December 15, 1975 and April 1, 1986 (Exhibit 10(b) to NEES' 1990 Form 10-K File No. 1-3446). Transmission Support Agreement dated August 9, 1974; Instrument of Transfer to the Company with respect to the 1979 Connecticut Nuclear Unit, and Assumption of Obligations, dated December 17, 1975 (Exhibit 10-6(b), File No. 2-57831).

            (c) Connecticut Yankee Atomic Power Company et al. and the Company: Stockholders Agreement dated July 1, 1964 (Exhibit 13-9-A, File No. 2-2006); Power
                  Purchase Contract dated July 1, 1964 (Exhibit 13-9-B, File No. 2-23006); Supplementary Power Contract dated as of April 1, 1987 (Exhibit 10(c) to 1987 Form 10-K, File No. 0-1229); Capital Funds Agreement dated September 1, 1964 (Exhibit 13-9-C, File No. 2-23006);

                  Transmission Agreement dated October 1, 1964
                  (Exhibit 13-9-D, File No. 2-23006); Agreement revising Transmission Agreement dated July 1, 1979 (Exhibit to NEES' 1979 Form 10-K, File No. 1-3446); Five Year Capital Contribution Agreement dated November 1, 1980 (Exhibit 10(e) to NEES' 1980 Form 10-K, File No. 1-3446); Guarantee Agreement dated as of November 13, 1981 (Exhibit 10(d) to NEES' 1981 Form 10-K, File No. 1-3446); Guarantee Agreement dated as of August 1, 1985 (Exhibit 10(c) to NEES' 1985 Form 10-K, File No. 1-3446).

            (d)   Maine Yankee Atomic Power Company et al. and the
                  Company:  Capital Funds Agreement dated May 20,

                  1968 and Power Purchase Contract dated May 20, 1968 (Exhibit 4-5, File No. 2-29145); Amendments dated as of January 1, 1984, March 1, 1984 (Exhibit 10(d) to NEES' 1983 Form 10-K, File No. 1-3446); October 1, 1984, and August 1, 1985 (Exhibit 10(d) to NEES' 1985 Form 10-K, File No. 1-3446); Stockholders Agreement dated May 20, 1968 (Exhibit 10-20; File No. 2-34267); Additional Power Contract dated as of February 1, 1984 (Exhibit 10(d) to NEES' 1985 Form 10-K, File No. 1-3446); Guarantee Agreement dated as of September 23, 1985 (Exhibit 10(d) to NEES' 1985 Form 10-K, File No. 1-3446).

            (e) Mass. Electric and the Company: Primary Service for Resale dated February 15, 1974 (Exhibit 5-17(a), File No. 2-52969); Amendment of Service Agreement dated June 22, 1983 (Exhibit 10(b) to Mass. Electric's 1986 Form 10-K, File No. 0-5464); Amendment of Service Agreement effective
                  November 1, 1993 (filed herewith).

            (f)   The Narragansett Electric Company and the Company:
                  Primary Service for Resale dated February 15, 1974 (Exhibit 4-1(b), File No. 2-51292); Amendment of Service Agreement dated July 26, 1990 (Exhibit 4(f) to New England Power Company's 1990 Form 10-K, File No. 0-1229). Amendment of Service Agreement dated July 24, 1991 (Exhibit 10(f) to 1991 Form 10-K,
                  File No. 0-1229); Amendment of Service Agreement effective November 1, 1993 (filed herewith).

            (g) Time Charter between Intercoastal Bulk Carriers, Inc., and New England Power Company dated as of
                  December 27, 1989 (Exhibit 10(g) to 1989 Form 10-K, File No. 1-3446).

            (h) New England Electric Transmission Corporation et al. and the Company: Phase I Terminal Facility Support Agreement dated as of December 1, 1981 (Exhibit 10(g) to NEES' 1981 Form 10-K, File No. 1-3446); Amendments dated as of June 1, 1982 and November 1, 1982 (Exhibit 10(f) to NEES' 1982 Form 10-K, File No. 1-3446); Agreement with respect to Use of the Quebec Interconnection dated as of December 1, 1981 (Exhibit 10(g) to NEES' 1981 Form 10-K, File No. 1-3446); Amendments dated as of May 1, 1982 and November 1, 1982 (Exhibit 10(f) to NEES' 1982 Form 10-K, File No. 1-3446); Amendment dated as of January 1, 1986 (Exhibit 10(f) to NEES' 1986 Form 10-K, File No. 1-3446); Agreement for Reinforcement and Improvement of the Company's Transmission System dated as of April 1, 1983 (Exhibit 10(f) to NEES' 1983 Form 10-K, File No. 1-3446); Lease dated as of May 16, 1983 (Exhibit 10(f) to NEES' 1983 Form 10-K, File No. 1-3446);

                  Upper Development-Lower Development Transmission Line Support Agreement dated as of May 16, 1983
                  (Exhibit 10(f) to NEES' 1983 Form 10-K, File No.
                  1-3446).

            (i) Vermont Electric Transmission Company, Inc. et al. and the Company: Phase I Vermont Transmission Line Support Agreement dated as of December 1, 1981; Amendments dated as of June 1, 1982 and November 1, 1982 (Exhibit 10(g) to NEES' 1982 Form 10-K, File No. 1-3446); Amendment dated as of January 1, 1986 (Exhibit 10(h) to NEES' 1986 Form 10-K, File No. 1-3446).

            (j)   New England Energy Incorporated and the Company:
                  Fuel Purchase Contract dated July 26, 1979, and Amendment dated August 26, 1981 (Exhibit 10(f)(iii) to NEES' 1981 Form 10-K, File No. 1-3446);
                  Amendment dated March 26, 1985, and Amendment effective January 1, 1984 (Exhibit 10(e)(iii) to NEES' 1985 Form 10-K, File No. 1-3446); Amendment dated as of April 28, 1989 (Exhibit 10(e)(iii) to 1989 NEES Form 10-K, File No. 1-3446).

            (k) New England Power Pool Agreement: (Exhibit 4(e), File No. 2-43025); Amendments dated July 1, 1972, March 1, 1973 (Exhibit 10-15, File No. 2-48543);Amendment dated March 15, 1974 (Exhibit 10-5, File No. 2-52775); Amendment dated June 1, 1975 (Exhibit 10-14, File No. 2-57831); Amendment dated September 1, 1975 (Exhibit 10-13, File No. 2-59182); Amendments dated December 31, 1976, January 31, 1977, July 1, 1977, and August 1, 1977
                  (Exhibit 10-16, File No. 2-61881); Amendments dated August 15, 1978, January 3, 1980, and February 1980 (Exhibit 10-3, File No. 2-68283); Amendment dated September 1, 1981 (Exhibit 10(h) to NEES' 1981 Form 10-K, File No. 1-3446); Amendment dated December 1, 1981 (Exhibit 10(h) to NEES' 1982 Form 10-K, File No. 1-3446); Amendments dated June 1, 1982,
                  June 15, 1983, and October 1, 1983 (Exhibit 10(i) to NEES' 1983 Form 10-K, File 1-3446); Amendments dated August 1, 1985, August 15, 1985, September 1, 1985, and January 1, 1986 (Exhibit 10(i) to NEES' 1985 Form 10-K, File No. 1-3446); Amendment dated September 1, 1986 (Exhibit 10(i) to NEES' 1986 Form 10-K, File No. 1-3446); Amendment dated April 30, 1987 (Exhibit 10(i) to NEES' 1987 Form 10-K, File No. 1-3446); Amendments dated March 1, 1988 and May 1, 1988 (Exhibit 10(i) to NEES' 1988 Form 10-K,
                  File No. 1-3446); Amendment dated March 15, 1989 (Exhibit 10(i) to 1989 NEES Form 10-K, File No. 1-3446); Amendment dated October 1, 1990 (Exhibit 10 (i) to 1990 NEES Form 10-K, File No. 1-3446);
                  Amendment dated October 1, 1990 Exhibit 10(i) to

                  1990 NEES Form 10-K, File No. 1-3446); Amendment dated as of September 15, 1992 (Exhibit 10(i) to 1992 NEES Form 10-K, File No. 1-3446).

            (l)   New England Power Service Company and the Company:
                  Specimen of Service Contract (Exhibit 10(l) to 1988 Form 10-K, File No. 0-1229).

            (m) Public Service Company of New Hampshire et al. and the Company: Agreement for Joint Ownership, Construction and Operation of New Hampshire Nuclear Units dated as of May 1, 1973; Amendments dated May 24, 1974, June 21, 1974, September 25, 1974 and
                  October 25, 1974 (Exhibit 10-18(b), File No.
                  2-52820); Amendment dated January 31, 1975 (Exhibit 10-16(b), File No. 2-57831); Amendments dated April 18, 1979, April 25, 1979, June 8, 1979, October 11,
                  1979, December 15, 1979, June 16, 1980, and
                  December 31, 1980 (Exhibit 10(i) to NEES' 1980 Form 10-K, File No. 1-3446); Amendments dated June 1, 1982, April 27, 1984, and June 15, 1984 (Exhibit
                  10(j) to NEES' 1984 Form 10-K, File No. 1-3446);
                  Amendments dated March 8, 1985, March 14, 1986,
                  May 1, 1986, and September 19, 1986 (Exhibit 10(j) to NEES' 1986 Form 10-K, File No. 1-3446);
                  Amendment dated November 12, 1987 (Exhibit 10(j) to NEES' 1987 Form 10-K, File No. 1-3446); Amendment dated January 13, 1989 (Exhibit 10(j) to NEES' 1990 Form 10-K, File No. 1-3446); Seventh Amendment as of November 1, 1990 (Exhibit 10(m) to NEES' 1991 Form 10-K, File No. 1-3446). Transmission Support Agreement dated as of May 1, 1973 (Exhibit 10-23, File No. 2-49184); Instrument of Transfer to the Company with respect to the New Hampshire Nuclear Units and Assumptions of Obligations dated December 17, 1975 and Agreement Among Participants in New Hampshire Nuclear Units, certain Massachusetts Municipal Systems and Massachusetts Municipal Wholesale Electric Company dated May 28, 1976 (Exhibit 16(c), File No. 2-57831); Seventh Amendment To and Restated Agreement for Seabrook Project Disbursing Agent dated as of November 1, 1990 (Exhibit 10(m) to NEES' 1991 Form 10-K, File No. 1-3446); Amendments dated as of June 29, 1992 (Exhibit 10(j) to NEES' 1992 Form 10-K, File No. 1-
                  3446). Settlement Agreement dated as of July 19, 1990 between Northeast Utilities Service Company and the Company (Exhibit 10(m) to NEES' 1991 Form 10-K, File No. 1-3446). Seabrook Project Managing Agent Operating Agreement dated as of June 29, 1992, Amendment to Seabrook Project Managing Agent Operating Agreement dated as of June 29, 1992 (Exhibit 10(j) to NEES' 1992 Form 10-K, File No. 1-
                  3446).

            (n) Vermont Yankee Nuclear Power Corporation et al. and the Company: Capital Funds Agreement dated February 1, 1968, Amendment dated March 12, 1968 and Power Purchase Contract dated February 1, 1968 (Exhibit 4-6, File No. 2-29145); Amendments dated as of June 1, 1972, April 15, 1983 (Exhibit 10(k) to NEES' 1983 Form 10-K, File No. 0-1229) and
                  April 24, 1985 (Exhibit 10(n) to NEES' 1985 Form 10-K, File No. 1-3446); Amendment dated as of
                  June 1, 1985 (Exhibit 10(n) to 1988 Form 10-K, File No. 0-1229); Amendments dated May 6, 1988 (Exhibit 10(n) to 1988 Form 10-K, File No. 0-1229);
                  Amendment dated as of June 15, 1989 (Exhibit 10(k) to 1989 NEES Form 10-K, File No. 1-3446); Additional Power Contract dated as of February 1, 1984 (Exhibit 10(k) to NEES' 1983 Form 10-K, File No. 1-3446); Guarantee Agreement dated as of November 5, 1981 (Exhibit 10(j) to NEES' 1981 Form 10-K, File No. 1-3446).

            (o)   Yankee Atomic Electric Company et al. and the
                  Company: Amended and Restated Power Contract dated April 1, 1985 (Exhibit 10(l) to NEES' 1985 Form 10-K, File No. 1-3446); Amendment dated May 6, 1988 (Exhibit 10(l) to NEES' 1988 Form 10-K, File No. 1-3446); Amendments dated as of June 26, 1989 and July 1, 1989 (Exhibit 10(l) to 1989 NEES Form 10-K, File No. 1-3446); Amendment dated as of February 1, 1992 (Exhibit 10(l) to 1992 NEES Form 10-K, File No. 1-3446).

           *(p)   New England Electric Companies' Deferred
                  Compensation Plan as amended dated December 8, 1986 (Exhibit 10(m) to NEES' 1986 Form 10-K, File No. 1-3446).

           *(q) New England Electric System Companies Retirement Supplement Plan as amended dated April 1, 1991
                  (Exhibit 10(n) to NEES' 1991 Form 10-K, File No.
                  1-3446).

           *(r)   New England Electric Companies' Executive
                  Supplemental Retirement Plan as amended dated April 1, 1991 (Exhibit 10(o) to NEES' 1991 Form 10-K,
                  File No. 1-3446).

           *(s) New England Electric Companies' Incentive Compensation Plan as amended dated January 1, 1992 (Exhibit 10(p) to NEES' 1992 Form 10-K, File No. 1-3446); New England Electric Companies' Senior Incentive Compensation Plan as amended dated November 26, 1991 (Exhibit 10(q) to NEES' 1991 Form 10-K, File No. 1-3446).

           *(t) Forms of Life Insurance Program: (Exhibit 10(s) to NEES' 1986 Form 10-K, File No. 1-3446); and Form of Life Insurance (Collateral Assignment) (Exhibit 10(t) to NEES' 1991 Form 10-K, File No. 1-3446).

           *(u)   New England Electric Companies' Incentive
                  Compensation Plan II as amended dated September 1, 1992 (Exhibit 10 (r) to NEES' 1992 Form 10-K, File No. 1-3446).

            (v) New England Hydro-Transmission Electric Company, Inc. et al. and the Company: Phase II Massachusetts Transmission Facilities Support Agreement dated as of June 1, 1985 (Exhibit 10(t) to NEES' 1986 Form 10-K, File No. 1-3446);
                  Amendment dated as of May 1, 1986 (Exhibit 10(t) to NEES' 1986 Form 10-K, File No. 1-3446); Amendments dated as of February 1, 1987, June 1, 1987, September 1, 1987, and October 1, 1987 (Exhibit 10(u) to NEES' 1987 Form 10-K, File No. 1-3446);
                  Amendment dated as of August 1, 1988 (Exhibit 10(u) to NEES' 1988 Form 10-K, File No. 1-3446);
                  Amendment dated January 1, 1989 (Exhibit 10 (u) to NEES' 1990 Form 10-K, File No. 1-3446).

            (w) New England Hydro-Transmission Corporation et al. and the Company: Phase II New Hampshire Transmission Facilities Support Agreement dated as of June 1, 1985 (Exhibit 10(u) to NEES' 1986 Form 10-K, File No. 1-3446); Amendment dated as of
                  May 1, 1986 (Exhibit 10(u) to NEES' 1986 Form 10-K, File No. 1-3446); Amendments dated as of February 1, 1987, June 1, 1987, September 1, 1987, and
                  October 1, 1987 (Exhibit 10(v) to NEES' 1987 Form 10-K, File No. 1-3446). Amendment dated as of August 1, 1988 (Exhibit 10(v) to NEES' 1988 Form 10-K, File No. 1-3446); Amendments dated January 1, 1989 and January 1, 1990 (Exhibit 10 (v) to NEES' 1990 Form 10-K, File No. 1-3446).

            (x)   Vermont Electric Power Company et al. and the
                  Company: Phase II New England Power AC Facilities Support Agreement dated as of June 1, 1985 (Exhibit 10(v) to NEES' 1986 Form 10-K, File No. 1-3446);
                  Amendment dated as of May 1, 1986 (Exhibit 10(v) to NEES' 1986 Form 10-K, File No. 1-3446). Amendments dated as of February 1, 1987, June 1, 1987, and September 1, 1987 (Exhibit 10(w) to NEES' 1987 Form 10-K, File No. 1-3446); Amendment dated as of August 1, 1988 (Exhibit 10(w) to NEES' 1988 Form 10-K, File No. 1-3446).

            (y) TransCanada Pipelines Limited and the Company: Firm Service Contract for Firm Transportation Service for natural gas dated as of January 6, 1992;

                  Amendments dated as of March 2, 1992 and October 30, 1992 (Exhibit 10(y) to 1992 Form 10-K, File No. 0-1229).

            (z) TransCanada Pipelines Limited and the Company: Firm Service Contract for Firm Transportation Service for natural gas dated as of October 30, 1992
                  (Exhibit 10(z) to 1992 Form 10-K, File No. 0-1229).

           (aa)   Algonquin Gas Transmission Company and the Company:
                  X-38 Service Agreement for Firm Transportation of natural gas dated July 3, 1992; Amendment dated July 31, 1992 (Exhibit 10(aa) to 1992 Form 10-K, File No. 0-1229).

           (bb)   ANR Pipeline Company and the Company: Gas
                  Transportation Agreement dated July 18, 1990
                  (Exhibit 10(bb) to 1992 Form 10-K, File No.
                  0-1229).

           (cc)   Columbia Gas Transmission Corporation and the
                  Company: Service Agreement for Service under FTS Rate Schedule dated June 13, 1991 (filed herewith).

           (dd)   Iroquois Gas Transmission System, L.P. and the
                  Company: Gas Transportation Contract for Firm
                  Reserved Service dated as of June 5, 1991 (Exhibit 10(dd) to 1992 Form 10-K, File No. 0-1229).

           (ee)   Tennessee Gas Pipeline Company and the Company:
                  Firm Natural Gas Transportation Agreement dated
                  July 9, 1992 (Exhibit 10(ee) to 1992 Form 10-K,
                  File No. 0-1229).

          *(ff)   New England Power Service Company and Joan T. Bok:
                  Service Credit Letter dated October 21, 1982
                  (Exhibit 10(cc) to 1992 NEES Form 10-K, File No.
                  1-3446).

          *(gg)   New England Electric System and John W. Rowe:
                  Service Credit Letter dated December 5, 1988
                  (Exhibit 10(dd) to 1992 NEES Form 10-K, File No.
                  1-3446).

          *(hh)   New England Power Service Company and the Company:
                  Form of Supplemental Pension Service Credit
                  Agreement (Exhibit 10(ee) to 1992 NEES Form 10-K, File No. 1-3446).

    * Compensation related plan, contract, or arrangement.

    (12) Statement re computation of ratios for incorporation by reference into NEP registration statements on Form S-3, Commission File Nos. 33-48257, 33-48897, and 33-49193
          (filed herewith).

    (13)  1993 Annual Report to Stockholders (filed herewith).

    (22)  Subsidiary list (filed herewith).

    (25)  Power of Attorney (filed herewith).

                                Mass. Electric
                                --------------

    (3)     (a)   Articles of Organization of the Company as amended
                  March 5, 1993, August 11, 1993, September 20, 1993,
                  and November 15, 1993 (filed herewith).

            (b) By-Laws of the Company as amended February 4, 1993, July 30, 1993, and September 15, 1993 (filed herewith).

    (4) First Mortgage Indenture and Deed of Trust, dated as of July 1, 1949, and twenty supplements thereto (Exhibit 7-A, File No. 1-8019; Exhibit 7-B, File No. 2-8836; Exhibit 4-C, File No. 2-9593; Exhibit 4 to 1980 Form 10-K, File No. 2-8019; Exhibit 4 to 1982 Form 10-K, File No. 0-5464;
          Exhibit 4 to 1986 Form 10-K, File No. 0-5464); Exhibit 4 to 1988 Form 10-K, File No. 0-5464; Exhibit 4(a) to 1989 NEES Form 10-K, File No. 1-3446; Exhibit 4(a) to 1992 NEES Form 10-K, File No. 1-3446; Exhibit 4(a) to 1993 NEES Form 10-K, File No. 1-3446).

    (10)  Material Contracts

            (a) Boston Edison Company et al. and Company: Amended REMVEC Agreement dated August 12, 1977 (Exhibit
                  5-4(d), File No. 2-61881).

            (b) New England Power Company and the Company: Primary Service for Resale dated February 15, 1974 (Exhibit 5-17(a), File No. 2-52969); Amendment of Service Agreement dated July 22, 1983 (Exhibit 10(b) to 1986 Form 10-K, File No. 0-5464); Amendment of Service Agreement effective November 1, 1993 (Exhibit 10(e) to 1993 NEP Form 10-K, File No. 0-
                  1229).

            (c) New England Power Pool Agreement: (Exhibit 4(e), File No. 2-43025); Amendments dated July 1, 1972, and March 1, 1973 (Exhibit 10-15, File No. 2-48543); Amendment dated March 15, 1974 (Exhibit 10-5, File No. 2-52775); Amendment dated June 1, 1975 (Exhibit 10-14, File No. 2-57831); Amendment dated September 1, 1975 (Exhibit 10-13, File No. 2-59182); Amendments dated December 31, 1976, January 31, 1977, July 1, 1977, and August 1, 1977
                  (Exhibit 10-16, File No. 2-61881); Amendments dated August 15, 1978, January 3, 1980, and February 1980 (Exhibit 10-3, File No. 2-68283); Amendment dated

                  September 1, 1981 (Exhibit 10(h) to NEES' 1981 Form 10-K, File No. 1-3446); Amendment dated as of December 1, 1981 (Exhibit 10(h) to NEES' 1982 Form 10-K, File No. 1-3446); Amendments dated June 1, 1982, June 15, 1983, and October 1, 1983 (Exhibit 10(i) to NEES' 1983 Form 10-K, File No. 1-3446);
                  Amendments dated August 1, 1985, August 15, 1985, September 1, 1985, and January 1, 1986 (Exhibit 10(i) to NEES' 1985 Form 10-K, File No. 1-3446);
                  Amendment dated September 1, 1986 (Exhibit 10(i) to NEES' 1986 Form 10-K, File No. 1-3446); Amendments dated April 30, 1987 (Exhibit 10(i) to NEES' 1987 Form 10-K, File No. 1-3446); Amendments dated
                  March 1, 1988 and May 1, 1988 (Exhibit 10(i) to NEES' 1988 Form 10-K, File No. 1-3446); Amendment dated March 15, 1989 (Exhibit 10(i) to 1989 NEES Form 10-K, File No. 1-3446). Amendment dated October 1, 1990 (Exhibit 10(i) to 1990 NEES Form 10-K, File No. 1-3446); Amendment dated as of September 15, 1992 (Exhibit 10(i) to 1992 NEES Form 10-K, File No. 1-3446).

            (d)   New England Power Service Company and the Company:
                  Specimen of Service Contract (Exhibit 10(d) to 1988 Form 10-K, File No. 0-5464).

            (e)   New England Telephone and Telegraph Company and the
                  Company: Specimen of Joint Ownership Agreement for Wood Poles (Exhibit 4(e), File No. 2-24458).

           *(f)   New England Electric Companies' Deferred
                  Compensation Plan as amended dated December 8, 1986 (Exhibit 10(m) to NEES' 1986 Form 10-K, File No. 1-3446).

           *(g) New England Electric System Companies Retirement Supplement Plan as amended dated April 1, 1991
                  (Exhibit 10(n) to NEES' 1991 Form 10-K, File No.
                  1-3446).

           *(h)   New England Electric Companies' Executive
                  Supplemental Retirement Plan as amended dated April 1, 1991 (Exhibit 10(o) to NEES' 1991 Form 10-K,
                  File No. 1-3446).

           *(i)   New England Electric Companies' Incentive
                  Compensation Plan as amended dated January 1, 1992 (Exhibit 10(p) to NEES' 1992 Form 10-K, File No. 1-3446).

           *(j) New England Electric Companies' Form of Deferred Compensation Agreement for Directors (Exhibit 10(p) to NEES' 1980 Form 10-K, File No. 1-3446).

           *(k) New England Electric Companies' Senior Incentive Compensation Plan as amended dated November 26,
                  1991 (Exhibit 10(q) to NEES' 1991 Form 10-K, File
                  No. 1-3446).

           *(l) Forms of Life Insurance Program: (Exhibit 10(s) to NEES' 1986 Form 10-K, File No. 1-3446); and Form of Life Insurance (Collateral Assignment) (Exhibit 10(t) to NEES' 1991 Form 10-K, File No. 1-3446).

           *(m)   New England Electric Companies' Incentive
                  Compensation Plan II as amended dated September 1, 1992 (Exhibit 10(r) to NEES' 1992 Form 10-K, File No. 1-3446).

           *(n)   New England Power Service Company and the Company:
                  Form of Supplemental Pension Service Credit
                  Agreement (Exhibit 10(ee) to 1992 NEES Form 10-K, File No. 1-3446).

    * Compensation related plan, contract, or arrangement.

    (12) Statement re computation of ratios for incorporation by reference into the Mass. Electric registration statement on Form S-3, Commission File No. 33-49251 (filed herewith).

    (13)  1993 Annual Report to Stockholders (filed herewith).

    (18) Coopers & Lybrand Preferability Letter dated February 25, 1994 (Exhibit 18 to 1993 NEES Form 10-K, File No. 1-3446).

    (25)  Power of Attorney (filed herewith).

                                 Narragansett
                                 ------------

    (3)     (a)   Articles of Incorporation as amended June 9, 1988
                  (Exhibit 3(a) to 1988 Form 10-K, File No. 0-898).

            (b)   By-Laws of the Company (Exhibit 3 to 1980 Form
                  10-K, File No. 0-898).

    (4)     (a)   First Mortgage Indenture and Deed of Trust, dated
                  as of September 1, 1944, and twenty-one supplements thereto (Exhibit 7-1, File No. 2-7042; Exhibit 7-B,
                  File No. 2-7490; Exhibit 4-C, File No. 2-9423;
                  Exhibit 4-D, File No. 2-10056; Exhibit 4 to 1980
                  Form 10-K, File No. 0-898; Exhibit 4 to 1982 Form
                  10-K, File No. 0-898; Exhibit 4 to 1983 Form 10-K,
                  File No. 0-898; Exhibit 4 to 1985 Form 10-K, File
                  No. 0-898; Exhibit 4 to 1986 Form 10-K, File No.
                  0-898; Exhibit 4 to 1987 Form 10-K, File No. 0-898;
                  Exhibit 4(b) to 1991 NEES Form 10-K, File No.

                  1-3446; Exhibit 4(b) to 1992 NEES Form 10-K, File No. 1-3446; Exhibit 4(b) to 1993 NEES Form 10-K, File No. 1-3446).

            (b)   The Narragansett Electric Company Preference
                  Provisions, as amended, dated March 23, 1993
                  (Exhibit 4(c) to 1993 NEES Form 10-K, File No. 1-
                  3446).

    (10)  Material Contracts

            (a)   Boston Edison Company et al. and the Company:
                  Amended REMVEC Agreement dated August 12, 1977
                  (Exhibit 5-4(d), File No. 2-61881).

            (b) New England Power Company and the Company: Primary Service for Resale dated February 15, 1974 (Exhibit 4-1(b), File No. 2-51292); Amendment of Service Agreement dated July 26, 1990 (Exhibit 10(f) to 1990 NEP Form 10-K, File No. 0-1229); Amendment of Service Agreement dated July 24, 1991 (Exhibit 4(f) to 1991 NEP Form 10-K, File No. 0-1229); Amendment of Service Agreement effective November 1, 1993 (Exhibit 10(f) to 1993 NEP Form 10-K, File No. 0-1229).

            (c) New England Power Pool Agreement: (Exhibit 4(e), File No. 2-43025); Amendments dated July 1, 1972, and March 1, 1973 (Exhibit 10-15, File No. 2-48543); Amendment dated March 15, 1974 (Exhibit 10-5, File No. 2-52775); Amendment dated June 1, 1975 (Exhibit 10-14, File No. 2-57831); Amendment dated September 1, 1975 (Exhibit 10-13, File No. 2-59182); Amendments dated December 31, 1976, January 31, 1977, July 1, 1977, and August 1, 1977
                  (Exhibit 10-16, File No. 2-61881); Amendments dated August 15, 1978, January 3, 1980, and February 1980 (Exhibit 10-3, File No. 2-68283); Amendment dated September 1, 1981 (Exhibit 10(h) to NEES' 1981 Form 10-K, File No. 1-3446); Amendment dated December 1, 1981 (Exhibit 10(h) to NEES' 1982 Form 10-K, File No. 1-3446); Amendments dated June 1, 1982,
                  June 15, 1983, and October 1, 1983 (Exhibit 10(i) to NEES' 1983 Form 10-K, File No. 1-3446);
                  Amendments dated August 1, 1985, August 15, 1985, September 1, 1985, and January 1, 1986 (Exhibit 10
                  (i) to NEES' 1985 Form 10-K, File No. 1-3446);
                  Amendment dated September 1, 1986 (Exhibit 10(i) to NEES' 1986 Form 10-K, File No. 1-3446); Amendment dated April 30, 1987 (Exhibit 10(i) to NEES' 1987 Form 10-K, File No. 1-3446); Amendments dated March 1, 1988 and May 1, 1988 (Exhibit 10(i) to NEES' 1988 Form 10-K, File No. 1-3446); Amendment dated March 15, 1989 (Exhibit 10(i) to 1989 NEES Form

                  10-K, File No. 1-3446). Amendment dated October 1, 1990 (Exhibit 10(i) to 1990 NEES' Form 10-K, File No. 1-3446); Amendment dated as of September 15, 1992 (Exhibit 10(i) to NEES' 1992 Form 10-K, File No. 1-3446.

            (d)   New England Power Service Company and the Company:
                  Specimen of Service Contract (Exhibit 10(d) to 1989 Form 10-K, File No. 0-898).

            (e)   New England Telephone and Telegraph Company and the
                  Company: Specimen of Joint Ownership Agreement for Wood Poles (Exhibit 3(d), File No. 2-24458).

           *(f)   New England Electric Companies' Deferred
                  Compensation Plan for Officers, as amended December 8, 1986 (Exhibit 10(m) to NEES' 1986 Form 10-K,
                  File No. 1-3446).

           *(g) New England Electric System Companies Retirement Supplement Plan, as amended April 1, 1991 (Exhibit 10(n) to NEES' 1991 Form 10-K, File No. 1-3446).

           *(h)   New England Electric Companies' Executive
                  Supplemental Retirement Plan, as amended dated
                  April 1, 1991 (Exhibit 10(o) to NEES' 1991
                  Form 10-K, File No. 1-3446).

           *(i) New England Companies' Incentive Compensation Plan, as amended dated January 1, 1992 (Exhibit 10(p) to NEES' 1992 Form 10-K, File No. 1-3446).

           *(j) New England Electric Companies' Form of Deferred Compensation Agreement for Directors (Exhibit 10(p) to NEES' 1980 Form 10-K, File No. 1-3446).

           *(k) New England Electric Companies' Senior Incentive Compensation Plan as amended dated November 26,
                  1991 (Exhibit 10(q) to NEES' 1991 Form 10-K, File
                  No. 1-3446).

           *(l) Forms of Life Insurance Program (Exhibit 10(s) to NEES' 1986 Form 10-K, File No. 1-3446); and Form of Life Insurance (Collateral Assignment) (Exhibit 10(t) to NEES' 1991 Form 10-K, File No. 1-3446).

           *(m)   New England Electric Companies' Incentive
                  Compensation Plan II as amended dated September 1, 1992 (Exhibit 10(r) to NEES' 1992 Form 10-K, File No. 1-3446).

           *(n)   New England Power Service Company and the Company:
                  Form of Supplemental Pension Service Credit

                  Agreement (Exhibit 10(ee) to 1992 NEES Form 10-K, File No. 1-3446).

    * Compensation related plan, contract, or arrangement.

    (12) Statement re computation of ratios for incorporation by reference into the Narragansett registration statement on Form S-3, Commission File No. 33-45052 (filed herewith).

    (13)  1993 Annual Report to Stockholders (filed herewith).

    (25)  Power of Attorney (filed herewith).

Financial Statement Schedules

    See Index to Financial Statements and Financial Statement
Schedules for NEES, NEP, Mass. Electric, and Narragansett on pages 100, 109, 115, and 121, respectively.

Reports on Form 8-K

                                     NEES
                                     ----

    NEES filed reports on Form 8-K dated October 14, 1993 and
November 30, 1993, both of which contained Item 5.

                                      NEP
                                      ---

    None.

                                Mass. Electric
                                --------------

    Mass. Electric filed reports on Form 8-K dated October 14, 1993 and November 30, 1993, both of which contained Item 5.

                                 Narragansett
                                 ------------

    None.

                        NEW ENGLAND ELECTRIC SYSTEM

                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned thereunto duly authorized.

                                          NEW ENGLAND ELECTRIC SYSTEM*

                                             s/John W. Rowe

                                             John W. Rowe
                                             President and
                                             Chief Executive Officer
March 28, 1994

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       (Signature and Title)

    Principal Executive Officer

      s/John W. Rowe

       John W. Rowe
       President and
       Chief Executive Officer


    Principal Financial Officer

       s/Alfred D. Houston

       Alfred D. Houston
       Executive Vice President and
       Chief Financial Officer


    Principal Accounting Officer

       s/Michael E. Jesanis

       Michael E. Jesanis
       Treasurer


    Directors (a majority)

       Joan T. Bok
       Paul L. Joskow
       John M. Kucharski
       Edward H. Ladd
       Joshua A. McClure                           s/John G. Cochrane
       Malcolm McLane                     All by:
       Felix A. Mirando, Jr.                       John G. Cochrane
       John W. Rowe                                Attorney-in-fact
       George M. Sage
       Charles E. Soule
       Anne Wexler
       James Q. Wilson
       James R. Winoker


Date (as to all signatures on this page)

March 28, 1994

*The name "New England Electric System" means the trustee or trustees for the time being (as trustee or trustees but not personally) under an agreement and declaration of trust dated January 2, 1926, as amended, which is hereby referred to, and a copy of which as amended has been filed with the Secretary of the Commonwealth of Massachusetts. Any agreement, obligation or liability made, entered into or incurred by or on behalf of New England Electric System binds only its trust estate, and no shareholder, director, trustee, officer or agent thereof assumes or shall be held to any liability therefor.

                         NEW ENGLAND POWER COMPANY

                                SIGNATURES

    Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company.

                                          NEW ENGLAND POWER COMPANY

                                             s/Jeffrey D. Tranen

                                             Jeffrey D. Tranen
                                             President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company.

       (Signature and Title)

    Principal Executive Officer

       s/Jeffrey D. Tranen

       Jeffrey D. Tranen
       President

    Principal Financial Officer

       s/Michael E. Jesanis

       Michael E. Jesanis
       Treasurer


    Principal Accounting Officer

       s/Howard W. McDowell

       Howard W. McDowell
       Controller


    Directors (a majority)
       Joan T. Bok
       Frederic E. Greenman
       Alfred D. Houston                           s/John G. Cochrane
       John W. Newsham                    All by:
       John W. Rowe                                John G. Cochrane
       Jeffrey D. Tranen                           Attorney-in-fact



Date (as to all signatures on this page)

March 28, 1994

                      MASSACHUSETTS ELECTRIC COMPANY

                                SIGNATURES

    Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company.

                                          MASSACHUSETTS ELECTRIC COMPANY

                                             s/John H. Dickson

                                             John H. Dickson
                                             President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company.

       (Signature and Title)

    Principal Executive Officer

       s/John H. Dickson

       John H. Dickson
       President

    Principal Financial Officer

       s/Michael E. Jesanis

       Michael E. Jesanis
       Treasurer

    Principal Accounting Officer

       s/Howard W. McDowell

       Howard W. McDowell
       Controller

    Directors (a majority)

       Urville J. Beaumont
       Joan T. Bok
       Sally L. Collins
       John H. Dickson                             s/John G. Cochrane
       Charles B. Housen                  All by:
       Kathryn A. McCarthy                         John G. Cochrane
       Patricia McGovern                             Attorney-in-fact
       John F. Reilly
       John W. Rowe
       Richard P. Sergel
       Richard M. Shribman
       Roslyn M. Watson

Date (as to all signatures on this page)

March 28, 1994

                     THE NARRAGANSETT ELECTRIC COMPANY

                                SIGNATURES

    Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company.

                                          THE NARRAGANSETT ELECTRIC COMPANY

                                             s/Robert L. McCabe

                                             Robert L. McCabe
                                             President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company.

       (Signature and Title)

    Principal Executive Officer

       s/Robert L. McCabe

       Robert L. McCabe
       President

    Principal Financial Officer

       s/Alfred D. Houston

       Alfred D. Houston
       Vice President and Treasurer


    Principal Accounting Officer

       s/Howard W. McDowell

       Howard W. McDowell
       Controller

     Directors (a majority)
       Joan T. Bok
       Stephen A. Cardi
       Frances H. Gammell                          s/John G. Cochrane
       Joseph J. Kirby                    All by:
       Robert L. McCabe                            John G. Cochrane
       John W. Rowe                                  Attorney-in-fact
       Richard P. Sergel
       William E. Trueheart
       John A. Wilson, Jr.

Date (as to all signatures on this page)

March 28, 1994

                        NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                                INDEX TO FINANCIAL STATEMENTS
                              AND FINANCIAL STATEMENT SCHEDULES
                                                                References (Page)
                                                             -----------------------
                                                                         1993 Annual
                                                                 Form     Report to
                                                                 10-K    Shareholders*
                                                                 ----    ------------

Report of Independent Accountants...........................                    39

  Statements of Consolidated Income,
    Year Ended December 31, 1993, 1992 and 1991.............                    22

  Statements of Consolidated Retained Earnings,
    Year Ended December 31, 1993, 1992 and 1991.............                    22

  Consolidated Balance Sheets, December 31, 1993 and 1992...                    23

  Consolidated Statements of Cash Flows,
    Year Ended December 31, 1993, 1992 and 1991.............                    24

  Consolidated Statements of Capitalization,
    December 31, 1993 and 1992..............................                    25

Notes to Financial Statements...............................                 26-38

For the Year Ended December 31, 1993, 1992 and 1991:

  Consent of Independent Accountants........................         101

  Report of Independent Accountants.........................         102

  Schedule V   --  Property, Plant and Equipment............     103-105

  Schedule VI  --  Accumulated Depreciation and Amortization
                    of Property, Plant and Equipment........         106

  Schedule IX  --  Short-Term Borrowings....................         107

  Schedule X   --  Supplementary Income Statement Information        108

  Other Regulation S-X Schedules have been omitted since the required information is not applicable or not material, or because the information required is included in the financial statements or the notes thereto.
- ---------------------------
* Incorporated by Reference


                   CONSENT OF INDEPENDENT ACCOUNTANTS



    We consent to the incorporation by reference in the registration statements of New England Electric System on Form S-3 of the Dividend Reinvestment and Common Share Purchase Plan (File No. 33-12313) and on Forms S-8 of the New England Electric System Companies Employees' Share Ownership Plan (File No. 2-89648), the New England Electric System Companies Incentive Thrift Plan (File No. 33-26066), the New England Electric System Companies Incentive Thrift Plan II (File No. 33-35470), the NEES Goals Program (File No. 2-94447) and the Yankee Atomic Electric Company Thrift Plan (File No. 2-67531) of our reports dated February 25, 1994 on our audits of the consolidated financial statements and financial statement schedules of New England Electric System and subsidiaries as of December 31, 1993 and 1992 and for each of the three years in the period ended December 31, 1993, which reports are incorporated by reference or included in this Annual Report on Form 10-K.


    We also consent to the incorporation by reference in the registration statements of New England Power Company on Forms S-3 (File Nos. 33-48257, 33-48897, and 33-49193), Massachusetts Electric Company on Form S-3 (File No. 33-49251) and The Narragansett Electric Company on Form S-3 (File No. 33-45052) of our reports dated February 25, 1994 on our audits of the financial statements and financial statement schedules of New England Power Company, Massachusetts Electric Company and The Narragansett Electric Company, respectively, as of December 31, 1993 and 1992 and for each of the three years in the period ended December 31, 1993, which reports are incorporated by reference or included in this Annual Report on Form 10-K.



                                            s/ Coopers & Lybrand

Boston, Massachusetts                         COOPERS & LYBRAND
March 25, 1994

                    REPORT OF INDEPENDENT ACCOUNTANTS



    Our reports on the consolidated financial statements of New England Electric System and subsidiaries and on the financial statements of certain of its subsidiaries, listed in item 14 herein, which financial statements and reports are included in the respective 1993 Annual Reports to Shareholders, have been incorporated by reference in this Form 10K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in Item 14 herein.

    In our opinion, the financial statement schedules referred to above, when considered in relation to the corresponding basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                              s/ Coopers & Lybrand

Boston, Massachusetts                         COOPERS & LYBRAND
February 25, 1994

                                   NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES CONSOLIDATED
                                   ---------------------------------------------------------

                                        SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT (A)

                                                 Year Ended December 31, 1992
                                                    (thousands of dollars)

              Column A                       Column B         Column C        Column D         Column E        Column F
              --------                       --------         --------        --------         --------        --------
                                            Balance at                                      Other changes-    Balance at
                                             beginning        Additions      Retirements     debit and/or       end of
Classification                                of year          at cost        or sales      credit-describe      year
- --------------                              ----------        ---------      -----------    ---------------   ----------
                                                                                 (B)              (C)
Utility plant:
  Production..........................       $1,629,895        $ 39,960        $11,666         $    556       $1,658,745
  Transmission and distribution.......        1,787,527         108,726         23,334            3,251        1,876,170
  Other (D)...........................          940,336          61,544         27,960            9,640          983,560
                                             ----------        --------        -------         --------       ----------

      Total utility plant.............       $4,357,758        $210,230        $62,960         $ 13,447       $4,518,475
                                             ==========        ========        =======         ========       ==========

      Construction work in progress          $   93,680        $ 16,539 (E)                                   $  110,219
                                             ==========        ========                                       ==========

      Net investment in Seabrook 1
         under rate settlement              $  214,225                                          $(52,444) (F) $  161,781
                                            ==========                                          ========      ==========

Oil and gas properties................      $1,179,883         $ 21,262                                       $1,201,145
                                            ==========         ========                                       ==========

(A) For depreciation and amortization methods and depreciation rates, see Note A-4 of Notes to Financial Statements.

(B) Represents retirements, including $26,690,000 for the retirement of the South Street generating station, and sales of depreciable property sold or written off.

(C) Comprised of reclassification between plant accounts, property under capital leases, and transfers to non-utility property.

(D) Includes completed construction not classified, general plant, property held for future use, property under capital leases and nuclear fuel.

(E) Net increase during the period.  Cost of additions to utility plant are first charged to construction work in progress and, when additions are completed, they are transferred to plant accounts.

(F) Represents amortization related to the 1988 rate settlement (see Note C of Notes to Financial Statements).

                                   NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES CONSOLIDATED
                                   ---------------------------------------------------------

                                        SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT (A)

                                                 Year Ended December 31, 1991
                                                    (thousands of dollars)

              Column A                         Column B         Column C        Column D        Column E       Column F
              --------                         --------         --------        --------        --------       --------

                                              Balance at                                     Other changes-   Balance at
                                               beginning        Additions      Retirements    debit and/or      end of
           Classification                       of year          at cost        or sales     credit-describe     year
           --------------                     ----------        ---------      -----------   ---------------  ----------
                                                                                   (B)             (C)


Utility plant:
  Production..........................       $1,598,255        $ 75,437        $  9,968        $(33,829)      $1,629,895
  Transmission and distribution.......        1,660,436         148,149          20,925            (133)       1,787,527
  Other (D)...........................          952,624         (44,783)            329          32,824          940,336
                                             ----------        --------        --------        --------       ----------

      Total utility plant.............       $4,211,315        $178,803        $ 31,222        $ (1,138)      $4,357,758
                                             ==========        ========        ========        ========       ==========

      Construction work in progress          $   75,454        $ 18,226 (E)                                   $   93,680
                                             ==========        ========                                       ==========
      Net investment in Seabrook 1
       under rate settlement                 $  261,241                                        $(47,016) (F)  $  214,225
                                             ==========                                        ========       ==========

Oil and gas properties................       $                 $               $                              $
                                             ==========        ========        ========                       ==========

(A)   For depreciation and amortization methods and depreciation rates, see Note A-4 of Notes to Financial Statements.

(B)   Represents retirements and sales of depreciable and amortizable property and oil and gas property.

(C)   Comprised of reclassification between plant accounts, property under capital leases, transfers to non-utility property and includes transfer of South Street plant to property held for future use.

(D)   Includes completed construction not classified, general plant, property held for future use, property under capital leases and nuclear fuel.

(E)   Net increase during the period.  Cost of additions to utility plant are first charged to construction work in progress and, when additions are completed, they are transferred to plant accounts.

(F)   Represents amortization related to the 1988 rate settlement (see Note C of Notes to Financial Statements).

                                   NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES CONSOLIDATED
                                   ---------------------------------------------------------

                                        SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT (A)

                                                 Year Ended December 31, 1993
                                                    (thousands of dollars)

              Column A                         Column B        Column C         Column D         Column E      Column F
              --------                         --------        --------         --------         --------      --------

                                              Balance at                                      Other changes-  Balance at
                                               beginning       Additions       Retirements     debit and/or     end of
           Classification                       of year         at cost         or sales      credit-describe    year
           --------------                     ----------       ---------       -----------    --------------- ----------
                                                                                   (B)              (C)


Utility plant:
  Production..........................       $1,658,745        $ 21,795         $ 5,609                       $1,674,931
  Transmission and distribution.......        1,876,170         147,127          16,626        $   (765)       2,005,906
  Other (D)...........................          983,560          (3,173)          1,753           2,141          980,775
                                             ----------        --------         -------        --------       ----------

      Total utility plant.............       $4,518,475        $165,749         $23,988        $  1,376       $4,661,612
                                             ==========        ========         =======        ========       ==========

      Construction work in progress          $  110,219        $118,597 (E)                                   $  228,816
                                             ==========        ========                                       ==========
      Net investment in Seabrook 1
       under rate settlement                 $  161,781                                        $(58,437) (F)  $  103,344
                                             ==========                                        ========       ==========

Oil and gas properties...............        $1,201,145        $ 18,965                                       $1,220,110
                                             ==========        ========                                       ==========

(A)   For depreciation and amortization methods and depreciation rates, see Note A-4 of Notes to Financial Statements.

(B)   Represents retirements and sales of depreciable and amortizable property.

(C)   Comprised of reclassification between plant accounts, property under capital leases and transfers from non-utility property.

(D)   Includes completed construction not classified, general plant, property held for future use, property under capital leases and nuclear fuel.

(E)   Net increase during the period.  Cost of additions to utility plant are first charged to construction work in progress and, when additions are completed, they are transferred to plant accounts.

(F)   Represents amortization related to the 1988 rate settlement (see Note C of Notes to Financial Statements).

                                   NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES CONSOLIDATED
                                   ---------------------------------------------------------
                 SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT (A)

                                          Year Ended December 31, 1993, 1992 and 1991
                                                    (thousands of dollars)
    Column A                    Column B               Column C                        Column D                Column E
    --------                    --------    -------------------------------  -----------------------------     --------
                                                       Additions                      Deductions
                                            -------------------------------  -----------------------------
                                               Charged to
                               Balance at   depreciation and   Charged to    Retirements,      Cost of        Balance at
                                beginning     amortization   other accounts  renewals and     removing          end of
    Description                  of year         expense        describe     replacements property retired       year
    -----------                ----------   -------------------------------  ------------------------------   ----------
                                                  (B)           (C)
1993
- ----
Accumulated provisions:
  Utility property             $1,415,204       $139,564       $10,241          $24,000         $29,738       $1,511,271
                               ==========       ========       =======          =======         =======       ==========

  Oil and gas property         $  794,438       $ 90,399                                                      $  884,837
                               ==========       ========                                                      ==========
1992
- ----
Accumulated provisions:
  Utility property             $1,344,465       $141,917       $20,649          $66,275 (D)     $25,552       $1,415,204
                               ==========       ========       =======          =======         =======       ==========

  Oil and gas property         $  694,750       $ 99,688                                                      $  794,438
                               ==========       ========                                                      ==========
1991
- ----
Accumulated provisions:
  Utility property             $1,246,501       $143,910       $ 5,062          $31,213         $19,795       $1,344,465
                               ==========       ========       =======          =======         =======       ==========

  Oil and gas property         $  670,494       $ 79,320                        $55,064                       $  694,750
                               ==========       ========                        =======                       ==========

(A)   See Note A-4 of Notes to Financial Statements.
(B)   The utility property provisions include amortization of the coal conversion facilities at the Salem Harbor Station of
      $12,137,000 in 1993, $11,263,000 in 1992 and $9,067,000 in 1991, but do not include amortization of property losses of $6,279,000 in 1993, 1992, and 1991,and Seabrook 1 amortization of $58,437,000 in 1993, $52,443,000 in
      1992 and $47,017,000 in 1991 (see Note C for a discussion of Seabrook 1).
(C)   Comprised of salvage value of property retired and also includes $5,129,000 in 1993, $4,453,000 in 1992 and $1,844,000
      in 1991 for the amortization of nuclear fuel.  1993 also includes $2,402,000 related to contributions to decommissioning trust funds.  1992 also includes a $10,481,000 adjustment related to accumulated decommissioning contributions for the
      Millstone 3 and Seabrook 1 nuclear generating stations.
(D)   Includes $26,690,000 for the retirement of the South Street generating station and a transfer to non-utility property.

                                 NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES CONSOLIDATED
                                 ---------------------------------------------------------

                                          SCHEDULE IX - SHORT-TERM BORROWINGS (A)

                                        Year Ended December 31, 1993, 1992 and 1991
                                                  (thousands of dollars)
         Column A                      Column B    Column C       Column D        Column E      Column F
         --------                      --------    --------       --------        --------      --------

                                                   Weighted                        Average      Weighted
                                                    average    Maximum amount   daily amount  daily average
                                      Balance at   interest      outstanding     outstanding  interest rate
    Category of aggregate               end of      rate at        at any        during the    during the
    short-term borrowings                year     end of year     month end         year          year
    ---------------------             ----------  -----------  --------------   ------------  -------------
                                                                                    (B)           (C)
1993
- ----
    Commercial Paper...............     $71,775       3.4%         $71,775        $11,084         3.3%
    Notes Payable to Banks.........        None       N/A             None        $    42         3.5%

1992
- ----
    Commercial Paper...............     $42,250       3.7%         $42,250           $873         3.4%
    Notes Payable to Banks.........        None       N/A             None           $ 27         4.7%

1991
- ----

    Commercial Paper...............        None       N/A             None           $381         7.6%


(A) See Note G of Notes to Financial Statements.

(B) The average amount outstanding during the year was computed by dividing the summation of the weighted daily principal balances outstanding by 365 days in 1993, 366 days in 1992, and 365 days in 1991.

(C) The weighted average interest rate during the year was computed by dividing the actual interest expense by the daily average short-term debt outstanding.

                  NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES CONSOLIDATED
                  ---------------------------------------------------------

                   SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                        Year Ended December 31, 1993, 1992, and 1991


Advertising expenses, expenditures for research and development and rents were not material and there were no royalties paid.  Taxes, other than income taxes, charged to operating expenses are set forth by classes, as follows:

                                                   1993          1992            1991
                                                   ----          ----            ----
                                                         (thousands of dollars)


  Municipal property taxes...................    $ 83,050      $ 77,680      $ 70,769
  State gross revenue taxes..................      19,495        18,742        18,595
  Federal and state payroll and other taxes..      17,948        17,605        15,968
                                                 --------      --------      --------
                                                 $120,493      $114,027      $105,332
                                                 ========      ========      ========



   New England Power Service Company, an affiliated service company operating pursuant to the provisions of Section 13 of the Public Utility Holding Company Act of 1935, furnished services to NEES and its consolidated subsidiaries at the cost of such services.  These costs amounted to $195,224,000, $159,100,000 and $144,335,000, including capitalized costs of $37,370,000, $37,228,000 and $31,753,000, for each of the years 1993, 1992 and 1991, respectively.


                                  NEW ENGLAND POWER COMPANY
                              INDEX TO FINANCIAL STATEMENTS AND
                                FINANCIAL STATEMENT SCHEDULES


                                                                References (Page)
                                                             ----------------------
                                                                         1993 Annual
                                                                Form      Report to
                                                                10-K    Stockholders*
                                                                ----    ------------
Report of Independent Accountants...........................                     3

Statements of Income,
  Year Ended December 31, 1993, 1992 and 1991...............                    10

Statements of Retained Earnings,
  Year Ended December 31, 1993, 1992 and 1991...............                    10

Balance Sheets, December 31, 1993 and 1992..................                    11

Statements of Cash Flows,
  Year Ended December 31, 1993, 1992 and 1991...............                    12

Notes to Financial Statements...............................                 13-27

For the Year Ended December 31, 1993, 1992 and 1991:

  Consent of Independent Accountaints.......................         101

  Report of Independent Accountants.........................         102

  Schedule V   -- Property, Plant and Equipment.............     110-112

  Schedule VI  -- Accumulated Depreciation and Amortization
                   of Property, Plant and Equipment.........         113

  Schedule IX  -- Short-Term Borrowings.....................         114

Other Regulation S-X schedules have been omitted since the required information is not applicable or not material, or because the information required is included in the financial statements or the notes thereto.


* Incorporated by Reference

                                               NEW ENGLAND POWER COMPANY
                                               -------------------------

                                    SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT (A)

                                             Year Ended December 31, 1992
                                                (thousands of dollars)
         Column A                                  Column B   Column C     Column D         Column E        Column F
         --------                                  --------   --------     --------         --------        --------
                                                  Balance at                             Other changes-    Balance at
                                                   beginning  Additions   Retirements     debit and/or       end of
         Classification                             of year    at cost     or sales      credit-describe      year
         --------------                           ----------  ---------   -----------    ---------------   ----------
                                                                              (B)              (C)
Utility Plant:
 Steam production plant................          $  792,976    $ 34,390      $ 6,520       $ 23,894       $  844,740
 Nuclear production plant..............             532,850      (1,021)         245                         531,584
 Other production plant................             276,320       5,071        2,729                         278,662
 Transmission plant....................             305,692       8,027        1,082             (9)         312,628
 Completed construction not classified.             216,745      50,680                       1,707          269,132
 Nuclear fuel..........................              40,273       5,319                                       45,592
 Other (F).............................             114,024       1,474          405       $ (2,692)         112,401
                                                 ----------    --------      -------       --------       ----------
          Total utility plant..........          $2,278,880    $103,940      $10,981       $ 22,900       $2,394,739
                                                 ==========    ========      =======       ========       ==========

          Construction work in progress          $   69,878    $  7,317 (D)                $    583       $   77,778
                                                 ==========    ========                    ========       ==========

          Net investment in Seabrook 1
           under rate settlement.......          $  214,225                                $(52,444)(E)   $  161,781
                                                 ==========                                ========       ==========

(A) For depreciation and amortization methods and depreciation rates, see Note A-3 of Notes to Financial Statements.

(B) Comprised of retirements and sales of depreciable property sold or written off.

(C) Comprised of $26,930,000 for the purchase of 90 percent of the Manchester Street generating station from an affiliate and property under capital leases.

(D) Net increase during the period.  Cost of additions to utility plant are first charged to construction work in progress and when additions are completed, they are transferred to utility plant accounts.

(E) Represents amortization related to the 1988 rate settlement (see Note C of Notes to Financial Statements).

(F) Comprised principally of distribution plant, general plant, property under capital leases and property held for future use.

                                               NEW ENGLAND POWER COMPANY
                                               -------------------------

                                    SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT (A)

                                             Year Ended December 31, 1991
                                                (thousands of dollars)
    Column A                                       Column B   Column C     Column D         Column E        Column F
    --------                                       --------   --------     --------         --------        --------

                                                  Balance at                             Other changes-    Balance at
                                                   beginning  Additions   Retirements     debit and/or       end of
    Classification                                  of year    at cost     or sales      credit-describe      year
    --------------                                ----------  ---------   -----------    ---------------   ----------
                                                                              (B)              (C)
Utility Plant:
   Steam production plant................         $  790,107   $ 10,411    $ 7,542                        $  792,976
   Nuclear production plant..............            493,329     41,541      2,020                           532,850
   Other production plant................            254,812     21,706        198                           276,320
   Transmission plant....................            297,802      8,961      1,071                           305,692
   Completed construction not classified.            248,775    (32,030)                                     216,745
   Nuclear fuel..........................             37,646      2,627                                       40,273
   Other (F).............................            109,946      6,446        102          $ (2,266)        114,024
                                                  ----------   --------    -------          --------      ----------
            Total utility plant..........         $2,232,417   $ 59,662    $10,933          $ (2,266)     $2,278,880
                                                  ==========   ========    =======          ========      ==========

            Construction work in progress         $   44,285   $ 25,593 (D)                               $   69,878
                                                  ==========   ========                                   ==========

            Net Investment in Seabrook 1
             under rate settlement                $  261,241                                $(47,016)(E)  $  214,225
                                                  ==========                                ========      ==========

(A)  For depreciation and amortization methods and depreciation rates, see Note A-3 of Notes to Financial Statements.

(B)  Comprised of retirements and sales of depreciable property sold or written off.

(C)  Comprised of property under capital leases.

(D)  Net increase during the period.  Cost of additions to utility plant are first charged to construction work in progress and when additions are completed, they are transferred to utility plant accounts.

(E)  Represents amortization related to the 1988 rate settlement (see Note D of Notes to Financial Statements).

(F)  Comprised principally of distribution plant, general plant, property under capital leases and property held for future use.

                                               NEW ENGLAND POWER COMPANY
                                               -------------------------

                                    SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT (A)

                                             Year Ended December 31, 1993
                                                (thousands of dollars)
    Column A                                      Column B    Column C     Column D        Column E        Column F
    --------                                      --------    --------     --------        --------        --------

                                                 Balance at                             Other changes-    Balance at
                                                  beginning   Additions   Retirements    debit and/or       end of
    Classification                                 of year     at cost     or sales     credit-describe      year
    --------------                               ----------   ---------   -----------   ---------------   ----------
                                                                              (B)             (C)
Utility Plant:
   Steam production plant................       $  844,740    $ 18,371       $4,388                      $  858,723
   Nuclear production plant..............          531,584         722        1,133                         531,173
   Other production plant................          278,662       2,584           62                         281,184
   Transmission plant....................          312,628      82,908          847                         394,689
   Completed construction not classified.          269,132     (50,290)                                     218,842
   Nuclear fuel..........................           45,592       6,864                                       52,456
   Other (F).............................          112,401       1,432          731        $ (4,467)        108,635
                                                ----------    --------       ------        --------      ----------
           Total utility plant...........       $2,394,739    $ 62,591       $7,161        $ (4,467)     $2,445,702
                                                ==========    ========       ======        ========      ==========

           Construction work in progress        $   77,778    $ 88,082 (D)                               $  165,860
                                                ==========    ========                                   ==========
           Net investment in Seabrook 1
            under rate settlement               $  161,781                                 $(58,437) (E) $  103,344
                                                ==========                                 ========      ==========

(A)  For depreciation and amortization methods and depreciation rates, see Note A-3 of Notes to Financial Statements.

(B)  Comprised of retirements and sales of depreciable property sold or written off.

(C)  Comprised of property under capital leases.

(D)  Net increase during the period.  Cost of additions to utility plant are first charged to construction work in progress and when additions are completed, they are transferred to utility plant accounts.

(E)  Represents amortization related to the 1988 rate settlement (see Note C of Notes to Financial Statements).

(F)  Comprised principally of distribution plant, general plant, property under capital leases and property held for future use.

                                               NEW ENGLAND POWER COMPANY
                                               -------------------------

             SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT (A)

                                      Year Ended December 31, 1993, 1992 and 1991
                                                (thousands of dollars)
    Column A             Column B              Column C                          Column D               Column E
    --------             --------   -------------------------------   -------------------------------   --------
                                               Additions                        Deductions
                                    -------------------------------   -------------------------------
                                       Charged to
                        Balance at  depreciation and   Charged to     Retirements,       Cost of       Balance at
                         beginning    amortization   other accounts   renewals and      removing         end of
    Description           of year        expense        describe      replacements  property retired      year
    -----------         ----------  -------------------------------   -------------------------------  ----------
                                           (B)           (C)
1993
- ----
Accumulated provisions
  for depreciation and
  amortization of
  utility property       $889,413        $65,264       $ 7,454           $ 7,179         $11,202         $943,750
                         ========        =======       =======           =======         =======         ========
1992
- ----
Accumulated provisions
  for depreciation and
  amortization of
  utility property       $802,833        $67,120       $38,832           $10,967          $8,405         $889,413
                         ========        =======       =======           =======          ======         ========
1991
- ----
Accumulated provisions
  for depreciation and
  amortization of
  utility property       $738,741        $77,869       $ 1,777           $10,933          $4,621         $802,833
                         ========        =======       =======           =======          ======         ========

(A)  See Note A-3 of Notes to Financial Statements.
(B)  The provisions include amortization of the coal conversion facilities at the Salem Harbor Station of $12,137,000 in 1993, $11,263,000 in 1992 and $9,463,000 in 1991 but do not include amortization of property losses of
     $6,279,000 in 1993, 1992, and 1991, and Seabrook 1 amortization of $58,437,00 in 1993, $52,443,000 in 1992 and $47,017,000 in 1991 (see Note C for a discussion of Seabrook 1).
(C)  Comprised of salvage value of property retired and $5,129,000 in 1993, $4,453,000 in 1992 and $1,844,000 in 1991
     for the amortization of nuclear fuel.  1993 also includes $2,402,000 related to contributions to decommissioning trust funds.  1992 also includes accumulated depreciation of $23,681,000 in connection with the purchase of 90 percent of the Manchester Street generating station from an affiliate and a $10,481,000 adjustment related to accumulated decommissioning contributions for the Millstone 3 and Seabrook 1 nuclear generating stations.

                                               NEW ENGLAND POWER COMPANY
                                               -------------------------

                                        SCHEDULE IX - SHORT-TERM BORROWINGS (A)

                                      Year Ended December 31, 1993, 1992 and 1991
                                                (thousands of dollars)
         Column A                      Column B    Column C       Column D        Column E      Column F
         --------                      --------    --------       --------        --------      --------

                                                   Weighted                        Average      Weighted
                                                    average    Maximum amount   daily amount  daily average
                                      Balance at   interest      outstanding     outstanding  interest rate
    Category of aggregate               end of      rate at        at any        during the    during the
    short-term borrowings                year     end of year     month end         year          year
    ---------------------             ----------  -----------  --------------   ------------  -------------
                                                                                     (B)           (C)
1993
- ----
    Commercial Paper...............    $42,200        3.4%        $42,200         $ 5,645         3.3%
    Affiliated Companies...........    $ 8,325        3.2%        $54,575         $13,519         3.3%


1992
- ----
    Commercial Paper...............    $ 7,450        3.6%        $ 7,450         $    20         3.6%
    Affiliated Companies...........    $10,875        3.6%        $10,875         $    30         3.6%


1991
- ----

    There were no short-term borrowings for the year ended December 31, 1991.

(A) See Notes F and G of Notes to Financial Statements.

(B) The average amount outstanding during the year was computed by dividing the summation of the weighted daily principal balances outstanding by 365 days in 1993 and 366 days in 1992.

(C) The weighted average interest rate during the year was computed by dividing the actual interest expense by the daily average short-term debt outstanding.


                               MASSACHUSETTS ELECTRIC COMPANY
                              INDEX TO FINANCIAL STATEMENTS AND
                                FINANCIAL STATEMENT SCHEDULES


                                                                References (Page)
                                                             ----------------------
                                                                        1993 Annual
                                                                Form      Report to
                                                                10-K    Stockholders*
                                                                ----    ------------
Report of Independent Accountants...........................                     3

Statements of Income,
  Year Ended December 31, 1993, 1992 and 1991...............                    11

Statements of Retained Earnings,
  Year Ended December 31, 1993, 1992 and 1991...............                    11

Balance Sheets, December 31, 1993 and 1992..................                    12

Statements of Cash Flows,
  Year Ended December 31, 1993, 1992 and 1991...............                    13

Notes to Financial Statements...............................                 14-25

For the Year Ended December 31, 1993, 1992 and 1991:

  Consent of Independent Accountants........................         101

  Report of Independent Accountants.........................         102

  Schedule V   -- Property, Plant and Equipment.............     116-118

  Schedule VI  -- Accumulated Depreciation of Property,
                   Plant and Equipment......................         119

  Schedule IX  -- Short-Term Borrowings.....................         120


Other Regulation S-X schedules have been omitted since the required information is not applicable or not material, or because the information required is included in the financial statements or the notes thereto.


* Incorporated by Reference

                                              MASSACHUSETTS ELECTRIC COMPANY
                                              ------------------------------

                                      SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT (A)

                                               Year Ended December 31, 1992
                                                  (thousands of dollars)

         Column A                              Column B     Column C     Column D        Column E         Column F
         --------                              --------     --------     --------        --------         --------

                                              Balance at                              Other changes-     Balance at
                                               beginning    Additions   Retirements    debit and/or        end of
         Classification                         of year      at cost     or sales     credit-describe       year
         --------------                       ----------    ---------   -----------   ---------------    ----------
                                                                            (B)             (C)
Utility Plant:
  Distribution plant....................      $1,030,701     $64,236      $13,370         $(134)         $1,081,433
  General plant (D).....................          29,634       1,806          591                            30,849
  Transmission plant....................           6,147                                                      6,147
  Completed construction not classified.         102,394       2,283                                        104,677
                                              ----------     -------      -------         -----          ----------
           Total utility plant..........      $1,168,876     $68,325      $13,961         $(134)         $1,223,106
                                              ==========     =======      =======         =====          ==========

           Construction work in progress      $   11,966     $ 3,162 (E)                                 $   15,128
                                              ==========     =======                                     ==========

(A)  For depreciation method and rate, see Note A-4 of Notes to Financial Statements.

(B)  Comprised of retirements and sales of depreciable property sold or written off.

(C)  Comprised principally of amortization of property under capital leases.

(D)  Includes general plant, property held for future use and property under capital leases.

(E)  Net increase during the period.  Cost of additions to utility plant are first charged to construction work in progress and, when additions are completed, they are transferred to plant accounts.

                                              MASSACHUSETTS ELECTRIC COMPANY
                                              ------------------------------

                                      SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT (A)

                                               Year Ended December 31, 1991
                                                  (thousands of dollars)
         Column A                                  Column B   Column C     Column D         Column E        Column F
         --------                                  --------   --------     --------         --------        --------

                                                  Balance at                             Other changes-    Balance at
                                                   beginning  Additions   Retirements     debit and/or       end of
    Classification                                  of year    at cost     or sales      credit-describe      year
    --------------                                ----------  ---------   -----------    ---------------   ----------
                                                                              (B)              (C)
Utility Plant:
  Distribution plant....................         $  957,519    $ 86,402      $13,089         $(131)         $1,030,701
  General plant (D).....................             28,052       1,846          254           (10)             29,634
  Transmission plant....................              6,146           1                                          6,147
  Completed construction not classified.            120,437     (18,043)                                       102,394
                                                 ----------    --------      -------         -----          ----------
           Total utility plant..........         $1,112,154    $ 70,206      $13,343         $(141)         $1,168,876
                                                 ==========    ========      =======         =====          ==========

           Construction work in progress         $   15,846    $ (3,880) (E)                                $   11,966
                                                 ==========    ========                                     ==========

(A)  For depreciation method and rate, see Note A-4 of Notes to Financial Statements.

(B)  Comprised of retirements and sales of depreciable property sold or written off.

(C)  Comprised principally of amortization of property under capital leases.

(D)  Includes general plant, property held for future use and property under capital leases.

(E)  Net decrease during the period.  Cost of additions to utility plant are first charged to construction work in progress and, when additions are completed, they are transferred to plant accounts.

                                              MASSACHUSETTS ELECTRIC COMPANY
                                              ------------------------------

                                      SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT (A)

                                               Year Ended December 31, 1993
                                                  (thousands of dollars)

         Column A                                  Column B   Column C     Column D         Column E        Column F
         --------                                  --------   --------     --------         --------        --------

                                                  Balance at                             Other changes-    Balance at
                                                   beginning  Additions   Retirements     debit and/or       end of
    Classification                                  of year    at cost     or sales      credit-describe      year
    --------------                                ----------  ---------   -----------    ---------------   ----------
                                                                              (B)              (C)
Utility Plant:
  Distribution plant....................          $1,081,433    $43,766      $11,739         $(631)       $1,112,829
  General plant (D).....................              30,849      2,014          839          (276)           31,748
  Transmission plant....................               6,147          4           14                           6,137
  Completed construction not classified.             104,677     23,803                                      128,480
                                                  ----------    -------      -------         -----        ----------
           Total utility plant..........          $1,223,106    $69,587      $12,592         $(907)       $1,279,194
                                                  ==========    =======      =======         =====        ==========

           Construction work in progress          $   15,128    $ 3,430 (E)                               $   18,558
                                                  ==========    =======                                   ==========

(A)  For depreciation method and rate, see Note A-4 of Notes to Financial Statements.

(B)  Comprised of retirements and sales of depreciable property sold or written off.

(C)  Comprised principally of amortization of property under capital leases.

(D)  Includes general plant, property held for future use and property under capital leases.

(E)  Net increase during the period.  Cost of additions to utility plant are first charged to construction work in progress and, when additions are completed, they are transferred to plant accounts.

                                              MASSACHUSETTS ELECTRIC COMPANY
                                              ------------------------------

                        SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT (A)

                                        Year Ended December 31, 1993, 1992 and 1991
                                                  (thousands of dollars)
    Column A             Column B                Column C                        Column D               Column E
    --------             --------      ----------------------------   -------------------------------   --------
                                                 Additions                      Deductions
                                       ----------------------------   -------------------------------
                        Balance at     Charged to     Salvage value   Retirements,       Cost of       Balance at
                         beginning    depreciation     of property    renewals and      removing         end of
    Description           of year        expense         retired      replacements  property retired      year
    -----------         ----------     ----------------------------   ------------------------------   ----------

1993
- ----
Accumulated provisions
  for depreciation of
  electric property      $331,941        $40,848          $2,122         $12,597         $ 9,847         $352,467
                         ========        =======          ======         =======         =======         ========


1992
- ----
Accumulated provisions
  for depreciation of
  electric property      $315,824        $39,200          $2,282         $13,961         $11,404         $331,941
                         ========        =======          ======         =======         =======         ========


1991
- ----
Accumulated provisions
  for depreciation of
  electric property      $300,085        $37,400          $2,325         $13,334         $10,652         $315,824
                         ========        =======          ======         =======         =======         ========

(A) See Note A-4 of Notes to Financial Statements.

                                              MASSACHUSETTS ELECTRIC COMPANY
                                              ------------------------------

                                          SCHEDULE IX - SHORT-TERM BORROWINGS (A)

                                        Year Ended December 31, 1993, 1992 and 1991
                                                  (thousands of dollars)
         Column A                      Column B      Column C        Column D         Column E        Column F
         --------                      --------      --------        --------         --------        --------

                                                     Weighted                          Average        Weighted
                                                      average     Maximum amount    daily amount    daily average
                                      Balance at     interest       outstanding      outstanding    interest rate
  Category of aggregate                 end of        rate at         at any         during the      during the
  short-term borrowings                  year       end of year      month end          year            year
  ---------------------               ----------    -----------   --------------    ------------    -------------
                                                                                         (B)             (C)
1993
- ----
  Commercial Paper...............        $29,575        3.4%           $29,575          $ 5,439         3.3%
  Affiliated Companies...........        $ 8,350        3.1%           $37,600          $16,891         3.3%


1992
- ----
  Commercial Paper...............        $34,800        3.7%           $34,800          $   852         3.4%
  Affiliated Companies...........        $10,900        3.6%           $49,550          $24,977         3.6%
  Notes Payable to Banks.........           None        N/A               None          $    27         4.7%


1991
- ----
  Commercial Paper...............           None        N/A               None          $   381         7.6%
  Affiliated Companies...........        $14,550        5.0%           $51,475          $28,690         5.9%

(A) See Notes C and D of Notes to Financial Statements.

(B) The average amount outstanding during the year was computed by dividing the summation of the weighted daily principal balances outstanding by 365 days in 1993, 366 days in 1992, and 365 days in 1991.

(C) The weighted average interest rate during the year was computed by dividing the actual interest expense by the daily average short-term debt outstanding.


                              THE NARRAGANSETT ELECTRIC COMPANY
                              INDEX TO FINANCIAL STATEMENTS AND
                                FINANCIAL STATEMENT SCHEDULES


                                                                References (Page)
                                                             ----------------------
                                                                        1993 Annual
                                                                Form     Report to
                                                                10-K    Stockholders*
                                                                ----    ------------
Report of Independent Accountants...........................                     3

Statements of Income,
  Year Ended December 31, 1993, 1992 and 1991...............                    10

Statements of Retained Earnings,
  Year Ended December 31, 1993, 1992 and 1991...............                    10

Balance Sheets, December 31, 1993 and 1992..................                    11

Statements of Cash Flows,
  Year Ended December 31, 1993, 1992 and 1991...............                    12

Notes to Financial Statements...............................                 13-22

For the Year Ended December 31, 1993, 1992 and 1991:

  Consent of Independent Accountants........................         101

  Report of Independent Accountants.........................         102

  Schedule V   -- Property, Plant and Equipment.............     122-124


  Schedule VI  -- Accumulated Depreciation of Property,
                   Plant and Equipment......................         125

  Schedule IX  -- Short-Term Borrowings.....................         126


Other Regulation S-X schedules have been omitted since the required information is not applicable or not material, or because the information required is included in the financial statements or the notes thereto.


* Incorporated by Reference

                                             THE NARRAGANSETT ELECTRIC COMPANY
                                             ---------------------------------

                                      SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT (A)

                                               Year Ended December 31, 1992
                                                  (thousands of dollars)

         Column A                                  Column B   Column C     Column D         Column E        Column F
         --------                                  --------   --------     --------         --------        --------

                                                  Balance at                             Other changes-    Balance at
                                                   beginning  Additions   Retirements     debit and/or       end of
    Classification                                  of year    at cost     or sales      credit-describe      year
    --------------                                ----------  ---------   -----------    ---------------   ----------
                                                                              (B)              (C)
Utility plant:
  Steam production plant................           $ 27,134     $ 1,520      $ 2,171         $(23,338)      $  3,145
  Other production plant................                615                                                      615
  Transmission plant....................             45,128       3,156          859            3,164         50,589
  Distribution plant....................            352,336      28,478        7,365              102        373,551
  General plant (D).....................             60,170       3,302       27,065           (7,962)        28,445
  Completed construction not classified.             58,761      (4,668)                       (1,707)        52,386
                                                   --------     -------      -------         --------       --------
           Total utility plant.........            $544,144     $31,788      $37,460         $(29,741)      $508,731
                                                   ========     =======      =======         ========       ========

           Construction work in progress           $ 11,596     $ 5,838 (E)                  $   (583)      $ 16,851
                                                   ========     =======                      ========       ========

(A)  For depreciation method and rate, see Note A-4 of Notes to Financial Statements.

(B)  Comprised of retirements, including $26,690,000 for the retirement of the South Street generating station, and sales of depreciable property sold or written off.

(C)  Comprised of $26,930,000 for the sale of 90 percent of the Manchester Street generating station to an affiliate, transfers to non-utility plant, and reclassifications between plant accounts.

(D)  Includes general plant and property held for future use.

(E)  Net increase during the period.  Cost of additions to utility plant are first charged to construction work in progress and, when additions are completed, they are transferred to plant accounts.

                                             THE NARRAGANSETT ELECTRIC COMPANY
                                             ---------------------------------

                                      SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT (A)

                                               Year Ended December 31, 1991
                                                  (thousands of dollars)

         Column A                                  Column B   Column C     Column D         Column E        Column F
         --------                                  --------   --------     --------         --------        --------

                                                  Balance at                             Other changes-    Balance at
                                                   beginning  Additions   Retirements     debit and/or       end of
    Classification                                  of year    at cost     or sales      credit-describe      year
    --------------                                ----------  ---------   -----------    ---------------   ----------
                                                                              (B)              (C)
Utility Plant:
  Steam production plant..................         $ 59,413    $ 1,757       $  207         $(33,829)       $ 27,134
  Other production plant..................              595         21            1                              615
  Transmission plant......................           39,186      6,407          461               (4)         45,128
  Distribution plant......................          317,504     40,507        5,679                4         352,336
  General plant (D).......................           25,816        545           20           33,829          60,170
  Completed construction not classified...           73,126    (14,365)                                       58,761
                                                   --------    -------       ------         --------        --------
           Total utility plant............         $515,640    $34,872       $6,368         $    -0-        $544,144
                                                   ========    =======       ======         ========        ========

           Construction work in progress           $ 14,339    $(2,743) (E)                                 $ 11,596
                                                   ========    =======                                      ========

(A)  For depreciation method and rate, see Note A-4 of Notes to Financial Statements.

(B)  Comprised of retirements and sales of depreciable property sold or written off.

(C)  Comprised principally of reclassification between plant accounts and includes transfer of South Street plant to property held for future use.

(D)  Includes general plant and property held for future use.

(E)  Net decrease during the period.  Cost of additions to utility plant are first charged to construction work in progress and, when additions are completed, they are transferred to plant accounts.

                                             THE NARRAGANSETT ELECTRIC COMPANY
                                             ---------------------------------

                                      SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT (A)

                                               Year Ended December 31, 1993
                                                  (thousands of dollars)

         Column A                                  Column B   Column C     Column D         Column E        Column F
         --------                                  --------   --------     --------         --------        --------

                                                  Balance at                             Other changes-    Balance at
                                                   beginning  Additions   Retirements     debit and/or       end of
    Classification                                  of year    at cost     or sales      credit-describe      year
    --------------                                ----------  ---------   -----------    ---------------   ----------
                                                                              (B)              (C)
Utility plant:
   Steam production plant................           $ 3,145     $   118      $   26                         $  3,237
   Other production plant................               615                                                      615
   Transmission plant....................            50,589         318         211                           50,696
   Distribution plant....................           373,551      18,361       3,377            $ 33          388,568
   General plant (D).....................            28,445         535         141             (33)          28,806
   Completed construction not classified.            52,386      10,261                                       62,647
                                                   --------     -------      ------           -----         --------
            Total utility plant..........          $508,731     $29,593      $3,755           $ -0-         $534,569
                                                   ========     =======      ======           =====         ========

            Construction work in progress          $ 16,851     $26,809 (E)                                 $ 43,660
                                                   ========     =======                                     ========

(A)  For depreciation method and rate, see Note A-4 of Notes to Financial Statements.

(B)  Comprised of retirements and sales of depreciable property sold or written off.

(C)  Comprised of reclassification between plant accounts.

(D)  Includes general plant and property held for future use.

(E)  Net increase during the period.  Cost of additions to utility plant are first charged to construction work in progress and, when additions are completed, they are transferred to plant accounts.

                                             THE NARRAGANSETT ELECTRIC COMPANY
                                             ---------------------------------

                        SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT (A)

                                        Year Ended December 31, 1993, 1992 and 1991
                                                  (thousands of dollars)
    Column A             Column B                Column C                        Column D                Column E
    --------             --------     ------------------------------   -----------------------------     --------
                                                 Additions                      Deductions
                                      ------------------------------   -----------------------------
                        Balance at     Charged to                     Retirements,       Cost of        Balance at
                         beginning    depreciation  Salvage value of  renewals and      removing          end of
    Description           of year        expense    property retired  replacements  property retired       year
    -----------         ----------    ------------------------------  ------------------------------    ----------
1993
- ----
Accumulated provisions
  for depreciation of
  electric property      $150,372        $17,645          $  600          $3,743          $8,222         $156,652
                         ========        =======          ======          ======          ======         ========

1992
- ----
Accumulated provisions
  for depreciation of
  electric property      $197,392       $ 19,826          $3,120         $64,514 (B)      $5,452         $150,372
                         ========       ========          ======         =======          ======         ========

1991
- ----
Accumulated provisions
  for depreciation of
  electric property      $189,933        $17,200          $  796          $6,368          $4,169         $197,392
                         ========        =======          ======          ======          ======         ========

(A) See Note A-4 of Notes to Financial Statements.

(B) Includes $23,681,000 for the sale of 90 percent of the Manchester Street generating station to an affiliate,
    $26,690,000 for the retirement of the South Street generating station, and transfers to non-utility plant.

                                             THE NARRAGANSETT ELECTRIC COMPANY
                                             ---------------------------------

                                          SCHEDULE IX - SHORT-TERM BORROWINGS (A)

                                        Year Ended December 31, 1993, 1992 and 1991
                                                  (thousands of dollars)
         Column A                      Column B    Column C        Column D           Column E          Column F
         --------                      --------    --------        --------           --------          --------

                                                   Weighted                            Average          Weighted
                                                    average     Maximum amount      daily amount      daily average
                                      Balance at   interest       outstanding        outstanding      interest rate
    Category of aggregate               end of      rate at         at any           during the        during the
    short-term borrowings                year     end of year      month end            year              year
    ---------------------             ----------  -----------   --------------      ------------      -------------
                                                                                         (B)               (C)
1993
- ----
    Affiliated Companies...........     $19,725       3.4%          $19,725           $10,268             3.2%


1992
- ----
    Affiliated Companies...........     $ 3,675       3.7%          $15,800           $ 7,451             4.1%


1991
- ----
    Affiliated Companies...........     $15,525       5.0%          $39,775           $27,959             6.0%

(A) See Notes D and E of Notes to Financial Statements.

(B) The average amount outstanding during the year was computed by dividing the summation of the weighted daily principal balances outstanding by 365 days in 1993, 366 days in 1992, and 365 days in 1991.

(C) The weighted average interest rate during the year was computed by dividing the actual interest expense by the daily average short-term debt outstanding.
