Form 10-Q
period 1994-03-31
NEW ENGLAND ELECTRIC SYSTEM
filed 1994-05-11
CIK 71297

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


  (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1994

                               OR

 ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


                  Commission File Number 1-3446


               (LOGO)  NEW ENGLAND ELECTRIC SYSTEM


       (Exact name of registrant as specified in charter)


       MASSACHUSETTS                04-1663060
       (State or other              (I.R.S. Employer
       jurisdiction of              Identification No.)
       incorporation or
       organization)


      25 Research Drive, Westborough, Massachusetts   01582
            (Address of principal executive offices)

       Registrant's telephone number, including area code
                          (508-366-9011)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes (X)      No ( )

Common Shares, par value $1 per share, authorized and outstanding:
64,969,652 shares at March 31, 1994.

PART I FINANCIAL STATEMENTS
Item 1. Financial Statements
- ----------------------------

                  NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                        Statements of Consolidated Income
                             Periods Ended March 31
                                   (Unaudited)
                                           Three Months        Twelve Months
                                           ------------        -------------
                                          1994     1993      1994       1993
                                          ----     ----      ----       ----
                                                    (In Thousands)
Operating revenue                       $576,906 $579,490 $2,231,395 $2,186,501
                                        -------- -------- ---------- ----------

Operating expenses:
  Fuel for generation                     62,464   62,719    226,928    235,971
  Purchased electric energy              120,999  126,567    521,739    516,692
  Other operation                        109,729  128,574    473,235    455,990
  Maintenance                             32,691   34,989    143,921    160,771
  Depreciation and amortization           78,669   79,249    296,051    298,714
  Taxes, other than income taxes          35,315   33,188    122,620    117,567
  Income taxes                            45,177   33,493    132,808    106,438
                                        -------- -------- ---------- ----------
       Total operating expenses          485,044  498,779  1,917,302  1,892,143
                                        -------- -------- ---------- ----------
       Operating income                   91,862   80,711    314,093    294,358

Other income:
  Allowance for equity funds used during
   construction                            2,054      757      5,092      2,634
  Equity in income of generating companies 2,628    3,089     10,556     12,814
  Other income (expense) - net              (369)     839     (2,362)      (225)
                                        -------- -------- ---------- ----------
       Operating and other income         96,175   85,396    327,379    309,581
                                        -------- -------- ---------- ----------

Interest:
  Interest on long-term debt              22,358   26,077     97,059    111,726
  Other interest                           1,645    1,634      9,819      6,141
  Allowance for borrowed funds used during
   construction                           (1,185)    (511)    (3,490)    (2,038)
                                        -------- -------- ---------- ----------
       Total interest                     22,818   27,200    103,388    115,829
                                        -------- -------- ---------- ----------

Income after interest                     73,357   58,196    223,991    193,752

Preferred dividends of subsidiaries        2,180    2,643     10,122     10,572
Minority interests                         1,904    1,967      7,959      8,945
                                        -------- -------- ---------- ----------

       Net income                       $ 69,273 $ 53,586 $  205,910 $  174,235
                                        ======== ======== ========== ==========

Average common shares                 64,969,65264,969,65264,969,652 64,969,652

Net income per average common share        $1.07     $.82      $3.17      $2.68
Dividends declared per share               $ .56     $.54      $2.24      $2.16

   The accompanying notes are an integral part of these financial statements.

                NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                         Consolidated Balance Sheets
                                 (Unaudited)
                                                       March 31,  December 31,
                                   ASSETS                1994         1993
                                   ------                ----         ----
                                                           (In Thousands)
Utility plant, at original cost                      $4,697,392   $4,661,612
 Less accumulated provisions for depreciation and amortization1,540,1791,511,271
                                                     ----------   ----------
                                                      3,157,213    3,150,341
Net investment in Seabrook 1 under rate settlement       87,725      103,344
Construction work in progress                           287,022      228,816
                                                     ----------   ----------
       Net utility plant                              3,531,960    3,482,501
                                                     ----------   ----------
Oil and gas properties, at full cost                  1,224,849    1,220,110
 Less accumulated provision for amortization            909,301      884,837
                                                     ----------   ----------
       Net oil and gas properties                       315,548      335,273
                                                     ----------   ----------
Investments:
 Nuclear power companies, at equity                      46,559       46,342
 Other subsidiaries, at equity                           44,371       44,676
 Other investments, at cost                              32,599       28,836
                                                     ----------   ----------
       Total investments                                123,529      119,854
                                                     ----------   ----------
Current assets:
 Cash                                                     4,447        2,876
 Accounts receivable, less reserves of $16,288,000 and
   $14,551,000                                          273,481      275,020
 Unbilled revenues                                       37,400       43,400
 Fuel, materials, and supplies, at average cost          88,966       74,314
 Prepaid and other current assets                        64,491       69,004
                                                     ----------   ----------
       Total current assets                             468,785      464,614
                                                     ----------   ----------
Accrued Yankee Atomic costs                              96,284      103,501
Deferred charges and other assets                       293,875      290,135
                                                     ----------   ----------
                                                     $4,829,981   $4,795,878
                                                     ==========   ==========
                       CAPITALIZATION AND LIABILITIES
                       ------------------------------
Capitalization:
 Common share equity:
   Common shares, par value $1 per share:
     Authorized - 150,000,000 shares
     Outstanding - 64,969,652 shares                 $   64,970   $   64,970
 Paid-in capital                                        736,823      736,823
 Retained earnings                                      760,965      728,075
                                                     ----------   ----------
       Total common share equity                      1,562,758    1,529,868

 Minority interests in consolidated subsidiaries         55,092       55,855
 Cumulative preferred stock of subsidiaries             147,528      147,528
 Long-term debt                                       1,509,306    1,511,589
                                                     ----------   ----------
       Total capitalization                           3,274,684    3,244,840
                                                     ----------   ----------
Current liabilities:
 Long-term debt due within one year                      22,920       12,920
 Short-term debt                                         60,370       71,775
 Accounts payable                                       122,890      128,342
 Accrued taxes                                           45,208       10,332
 Accrued interest                                        19,138       23,278
 Dividends payable                                       35,544       36,950
 Other current liabilities                              152,626      153,812
                                                     ----------   ----------
       Total current liabilities                        458,696      437,409
                                                     ----------   ----------
Deferred federal and state income taxes                 700,723      705,026
Unamortized investment tax credits                       98,713       99,355
Accrued Yankee Atomic costs                              96,284      103,501
Other reserves and deferred credits                     200,881      205,747
                                                     ----------   ----------
                                                     $4,829,981   $4,795,878
                                                     ==========   ==========

 The accompanying notes are an integral part of these financial statements.

                NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                           Quarters Ended March 31
                                 (Unaudited)
                                                         1994         1993
                                                         ----         ----
                                                           (In Thousands)
Operating activities:
   Net income                                        $  69,273     $  53,586
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                        79,814        80,624
   Deferred income taxes and investment tax credits - net(6,053)     (18,106)
   Allowance for funds used during construction         (3,239)       (1,268)
   Minority interests                                    1,904         1,967
   Early retirement program                                           23,922
   Decrease (increase) in accounts receivable,
    net and unbilled revenues                            7,539        (1,477)
   Decrease (increase) in fuel, materials, and supplies(14,652)        7,556
   Increase (decrease) in accounts payable              (5,452)      (42,993)
   Increase (decrease) in other current liabilities     29,550        69,620
   Other, net                                           (2,825)       (5,235)
                                                     ---------     ---------
       Net cash provided by operating activities     $ 155,859     $ 168,196
                                                     ---------     ---------

Investing activities:
   Plant expenditures, excluding allowance for
     funds used during construction                  $(100,141)    $ (60,314)
   Oil and gas exploration and development              (4,739)       (3,807)
   Other investing activities                           (5,267)          284
                                                     ---------     ---------
       Net cash used in investing activities         $(110,147)    $ (63,837)
                                                     ---------     ---------

Financing activities:
   Dividends paid to minority interests              $  (2,171)    $     (72)
   Dividends paid on NEES common shares                (38,285)      (35,647)
   Short-term debt                                     (11,405)      (42,250)
   Long-term debt - issues                              15,000       159,500
   Long-term debt - retirements                         (7,280)     (147,780)
   Premium on reacquisition of long-term debt                         (1,127)
                                                     ---------     ---------
       Net cash used in financing activities         $ (44,141)    $ (67,376)
                                                     ---------     ---------

Net increase in cash and cash equivalents            $   1,571     $  36,983

Cash and cash equivalents at beginning of period         2,876         2,768
                                                     ---------     ---------
Cash and cash equivalents at end of period           $   4,447     $  39,751
                                                     =========     =========

Supplementary information:
   Interest paid less amounts capitalized            $  25,703     $  25,274
                                                     ---------     ---------
   Federal and state income taxes paid               $  22,358     $  10,540
                                                     ---------     ---------

 The accompanying notes are an integral part of these financial statements.

                    NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                    Statements of Consolidated Retained Earnings
                               Periods Ended March 31
                                     (Unaudited)
                                             Three Months         Twelve Months
                                             ------------         -------------
                                            1994      1993      1994        1993
                                            ----      ----      ----        ----
                                                      (In Thousands)
Retained earnings at beginning of period  $728,075  $684,132 $ 702,635   $ 668,734
Net income                                  69,273    53,586   205,910     174,235
Dividends declared on common shares        (36,383)  (35,083) (145,533)   (140,334)
Premium on redemption of preferred
  stock of subsidiaries                                         (2,047)
                                          --------  -------- ---------   ---------
Retained earnings at end of period        $760,965  $702,635 $ 760,965   $ 702,635
                                          ========  ======== =========   =========


                     Consolidated Electric Operating Statistics
                               Periods Ended March 31

                                           Three Months         Twelve Months
                                           ------------         -------------
                                         1994       1993       1994       1993
                                         ----       ----       ----       ----
                                               (In Thousands of KWH)

Generated at nuclear power plants        476,725   503,355  1,670,047   1,674,277
Generated at system thermal plants     3,270,716 3,260,905 11,635,355  11,970,093
Generated at system hydro plants         301,764   289,433  1,266,256   1,145,218
Generated at pumped storage plant        119,970   134,915    533,413     554,669
  Less energy for pumping                166,068   185,233    731,619     761,881
                                       --------- --------- ----------  ----------
       Total generated                 4,003,107 4,003,375 14,373,452  14,582,376

Nuclear entitlements                     559,391   695,425  2,060,964   2,635,181
Purchased electric energy              2,055,210 1,853,928  8,017,925   7,129,590
                                       --------- --------- ----------  ----------
       Total generated and purchased   6,617,708 6,552,728 24,452,341  24,347,147
Less losses, company use, etc.           344,652   247,584  1,694,351   1,557,662
                                       --------- --------- ----------  ----------
       Total sales                     6,273,056 6,305,144 22,757,990  22,789,485
                                       ========= ========= ==========  ==========

     The accompanying notes are an integral part of these financial statements.

Note A - Hazardous Waste
- ------------------------

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

    The electric utility industry typically utilizes and/or generates in its operations a range of potentially hazardous products and by-products. These products or by-products may not have previously been considered hazardous, and may not currently be considered hazardous, but may be identified as such by federal, state, or local authorities in the future. The New England Electric System (NEES) subsidiaries currently have in place an environmental audit program intended to enhance compliance with existing federal, state, and local requirements regarding the handling of potentially hazardous products and by-products.

    Federal and state environmental agencies, as well as private parties, have contacted or initiated legal proceedings against NEES and certain subsidiaries regarding liability for cleanup of sites alleged to contain hazardous waste or substances. NEES and/or its subsidiaries have been named as a potentially responsible party
(PRP) by either the U.S. Environmental Protection Agency (EPA) or the Massachusetts Department of Environmental Protection (DEP) for 19 sites at which hazardous waste is alleged to have been disposed. NEES and its subsidiaries are also aware of other sites which they may be held responsible for remediating and it is likely that, in the future, NEES and its subsidiaries will become involved in additional proceedings demanding contribution for the cost of remediating additional hazardous waste sites.

    The most prevalent types of hazardous waste sites that NEES and its subsidiaries have been connected with are former manufactured gas locations. Until the early 1970's, NEES was a combined electric and gas holding company system. NEES is currently aware of approximately 40 locations (including one of the 19 locations for which NEES companies are PRPs) at which gas may have been manufactured and/or stored. Of the manufactured gas locations, 17 have been listed for investigation by the DEP. In a lawsuit involving one of these sites, the United States Court of Appeals for the First Circuit affirmed in 1993 an earlier adverse decision

- ------------------------

against NEES, Massachusetts Electric Company (Massachusetts
Electric), and New England Power Service Company. The decision held these companies liable for cleanup of the properties involved in the case.

    In 1993, the Massachusetts Department of Public Utilities approved a rate agreement filed by Massachusetts Electric that resolved all rate recovery issues related to Massachusetts manufactured gas sites as well as certain other Massachusetts hazardous waste sites. The agreement allows for environmental remediation costs for such sites to be met from a special interest bearing fund established on Massachusetts Electric's books. The fund's initial balance of $30 million has come from previously recorded reserves and is not recoverable from customers. Annual contributions of $3 million, adjusted for inflation, are being added to the fund by Massachusetts Electric and are recoverable in rates. Under the agreement, any shortfalls in the fund will be paid by Massachusetts Electric and be recovered through rates over seven years, without interest.

    One of the sites for which NEES has been named a PRP and has been the subject of extensive litigation is the Pine Street Canal Superfund site in Burlington, Vermont. Approximately 18 parties, including NEES, have been notified by the EPA that they are PRPs for cleanup of the Pine Street Canal site, at which coal tar and other materials were deposited. Between 1931 and 1951, NEES and its predecessor owned all of the common stock of Green Mountain Power Corporation. Prior to, during, and after that time, gas was manufactured at the Pine Street Canal site. Among the waste by-products of that process were coal and oil tars. The EPA had brought a lawsuit against NEES and other parties to recover all of the EPA's past and future response costs at this site. In 1990, the litigation ended with the filing of a final consent decree with the court. Under the terms of the settlement, to which 14 entities were party, the EPA recovered its past response costs. NEES recorded its share of these costs in 1989. NEES remains a PRP for ongoing and future response costs. In November 1992, the EPA proposed a cleanup plan estimated by the EPA to cost $50 million. In June 1993, the EPA withdrew this cleanup plan in response to public concern about the plan and the cost. It is not known at this time what the ultimate cleanup plan will be, how much it will cost, or what portion NEES will have to pay.

- ------------------------

    Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. Factors such as the evolving nature of remediation technology and regulatory requirements and the particular characteristics of each site, including, for example the size of the site, the nature and amount of waste disposed at the site, and the surrounding geography and land use, make precise estimates difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by NEES or its subsidiaries. At March 31, 1994, NEES had total reserves for environmental response costs of $52 million and a related regulatory asset of $18 million.

    NEES believes that hazardous waste liabilities for all sites of which it is aware, and which are not covered by a rate agreement, will not be material (10 percent of common equity) to its financial position. Where appropriate, the NEES companies intend to seek recovery from their insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts would be successful.


Note B
- ------

    In the opinion of the Company, these statements reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of its operations for the periods presented and should be considered in conjunction with the notes to the financial statements in NEES' 1993 Annual Report.

    Item 2. Management's Discussion and Analysis of Financial
    ---------------------------------------------------------

               Condition and Results of Operations
               -----------------------------------

Earnings
- --------
    Earnings for the first quarter of 1994 were $1.07 per share as compared to $.82 per share earned in the first quarter of 1993. Earnings in the first quarter of 1993 included a one-time charge of $.27 per share associated with an early retirement offer and special severance program for non-union employees undertaken by New England Electric System (NEES) subsidiaries as part of an organizational review. Excluding the effect of this 1993 charge, 1994 first quarter earnings decreased $.02 per share from the first quarter of the previous year. This decrease reflects a $6 million seasonal reduction in accrued unbilled revenue recorded in the first quarter of 1994 compared to the December 1993 level. Massachusetts Electric Company (Massachusetts Electric) received approval from regulators to begin accruing for electricity delivered but not yet billed in the fourth quarter of 1993 as part of a comprehensive rate agreement. (See Rate Activity section.) The decrease in earnings was partially offset by increased kilowatthour (KWH) sales. KWH sales billed to ultimate customers in the first quarter of 1994 increased 2.1 percent over the same period last year. The increased sales reflect the colder weather conditions in the first quarter of 1994 and an improving economy, partially offset by a reduction of one billing day due to meter reading schedules.

Rate Activity
- -------------
    In 1993, the Massachusetts Department of Public Utilities
(MDPU) approved a rate agreement filed by Massachusetts Electric, the Massachusetts Attorney General, and two groups of large commercial and industrial customers.
    Under the agreement, effective December 1, 1993, Massachusetts Electric began implementing an 11 month general rate decrease of $26 million (annual basis), from the level of rates then in effect. This rate reduction will continue in effect until October 31, 1994, after which rates will increase to the previously approved levels. The agreement also provides for rate discounts of up to $4 million available for the period ending October 31, 1994 for large commercial and industrial customers who sign agreements to give a five year notice to Massachusetts Electric before they purchase power from another supplier or generate any additional power themselves. The notice provision may be reduced from five to three years under certain conditions. These discounts will increase in November 1994 to a level of $11 million per year, representing a five percent discount on base rates, if all eligible customers sign agreements. Approximately 80 percent of eligible customers have signed agreements. Massachusetts Electric also agreed not to increase its base rates before October 1, 1995. The decrease in revenues is being offset by the recognition for accounting purposes of revenues for electricity delivered but not yet billed. The agreement provided that unbilled revenue at September 30, 1993 of approximately $35 million be amortized over thirteen months commencing December 1, 1993.
    The agreement also resolved all issues associated with providing funds and securing rate recovery for environmental remediation costs of Massachusetts manufactured gas waste sites formerly owned by Massachusetts Electric and its affiliates, as well as certain other Massachusetts Electric environmental cleanup costs (see Hazardous Waste section).
    The Narragansett Electric Company (Narragansett) filed a rate agreement with the Rhode Island Public Utilities Commission (RIPUC) on April 27, 1994. The agreement between Narragansett and the Rhode Island Division of Public Utilities and Carriers would provide for a five percent base rate discount, excluding fuel costs in base rates, for Narragansett's large commercial and industrial customers who sign an agreement to give a five year notice to Narragansett before they purchase power from another supplier or generate any additional power themselves. The notice provision may be reduced from five to three years under certain conditions. The amount of the proposed discount, if all eligible customers sign agreements, is estimated at $4 million per year. The agreement would also provide for Narragansett to begin recognizing unbilled revenues for accounting purposes. Unbilled revenues at December 31, 1993, of approximately $14 million would be amortized to income over the twenty-one month period April 1994 through December 1995. The agreement, which is being opposed by certain parties, is subject to review and approval by the RIPUC.
    In 1993, a new accounting standard for postretirement benefits other than pensions (PBOPs) went into effect that requires employers to establish a liability for the expected costs of PBOPs during the working years of employees instead of recording such costs when paid. Each of the NEES subsidiaries has received regulatory approval to recover the effect of this standard on a current and/or deferred basis. The Federal Energy Regulatory Commission (FERC) has allowed New England Power Company (NEP) to defer increased costs resulting from this new standard, pending its next rate filing so long as such filing occurs before the end of 1995. Accordingly, the NEES subsidiaries recovered approximately $5 million in rates in 1993 and are recovering approximately $9 million in 1994. The total amount of PBOP costs deferred for future recovery at March 31, 1994 was approximately $30 million including $5 million during the first quarter of 1994.

Demand-Side Management
- ----------------------
    The retail companies file their conservation and load management programs, also referred to in the industry as demand-side management (DSM) programs, regularly with their respective regulatory agencies and have received approval to recover in rates estimated DSM expenditures on a current basis. The rates provide for reconciling estimated expenditures to actual DSM expenditures, with interest. Expenditures subject to the reconciliation mechanism were $8 million in the first three months of 1994 and $62 million for the full year 1993. Since 1990, the retail companies have been allowed to earn incentives based on the results of their DSM programs. The retail companies must be able to demonstrate to their respective state regulatory agencies the electricity savings produced by their DSM programs before incentives are recorded. During 1993, the retail companies recorded a total of $7.3 million of incentives. The retail companies have received regulatory approvals that will give them the opportunity to continue to earn incentives on 1994 DSM program results.

Operating Revenue
- -----------------

    The following table summarizes the changes in operating

revenue:

            Increase (Decrease) in Operating Revenue

                                        First Quarter
                                        -------------
                                        1994 vs 1993
                                        -------------
                                        (In Millions)

Fuel recovery                               $(4)

Rate changes                                 (7)

Oil and gas sales                            (2)

Sales growth and other                        8

Unbilled revenue amortized under
 rate agreement                               8

Change in accrued unbilled revenue           (6)
                                            ---
                                            $(3)
                                            ===
    KWH sales to ultimate customers in the first quarter of 1994 increased by 2.1 percent over the same period last year. The increased sales reflect the colder weather conditions in the first quarter of 1994 and an improving economy, partially offset by a reduction of one billing day due to meter reading schedules. KWH sales in 1994 are expected to increase approximately one to one and one-half percent as compared to 1993.
    The decrease in revenue due to rate changes primarily reflects Massachusetts Electric's general rate decrease implemented in the fourth quarter of 1993 and will stay in effect until October 31, 1994 when rates will increase to their previously authorized level. This decrease was offset by the amortization of $8 million of unbilled revenue pursuant to the 1993 Massachusetts Electric rate agreement. Massachusetts Electric is now recognizing quarterly seasonal fluctuations in unbilled revenues on an ongoing basis which for the first quarter of 1994 was a decrease of $6 million.
    The decrease in oil and gas sales is primarily due to lower oil and gas prices and decreased production.

Operating Expenses
- ------------------
    The following table summarizes the changes in operating expenses during the period:

         Increase (Decrease) in Total Operating Expenses

                                           First Quarter
                                           -------------
                                           1994 vs 1993
                                           -------------
                                           (In Millions)

Total fuel costs                               $ (4)

Purchased energy excluding fuel                  (2)

Other operation and maintenance                 (21)

Depreciation and amortization                    (1)

Taxes                                            14
                                               ----
                                               $(14)
                                               ====
    Total fuel costs represents fuel for generation and the portion of purchased electric energy recovered through NEP's fuel adjustment clause. Purchased energy excluding fuel represents the remainder of purchased electric energy costs.
    The decrease in other operation and maintenance expense reflects the recording in the first quarter of 1993 of $28 million of one-time costs associated with an early retirement offer and special severance program, partially offset by increased computer system development costs and general increases in other areas.

    The increase in taxes is primarily due to increased income, the effects of the increase in the Federal corporate income tax rate from 34 percent to 35 percent which went into effect in the third quarter of 1993 retroactive to January 1, 1993, and increased property taxes.

Interest Expense
- ----------------
    The decrease in interest expense is primarily due to significant refinancings of corporate debt at lower interest rates during 1993.

Oil and Gas Operations
- ----------------------
    New England Energy Incorporated (NEEI) participates in a rate-regulated domestic oil and gas exploration, development, and production program consisting of prospects acquired prior to December 31, 1983. NEEI is not acquiring any new prospects. Due to precipitate declines in oil and gas prices, NEEI has incurred operating losses since 1986, and expects to incur substantial additional losses in the future. These losses are being passed on to NEP under an intercompany pricing policy approved by the Securities and Exchange Commission. NEP is allowed to recover these losses from its customers under NEP's 1988 FERC rate settlement, which covered all costs incurred by or resulting from commitments made by NEEI through March 1, 1988. Other subsequent costs incurred by NEEI are subject to normal regulatory review.

Hazardous Waste
- ---------------
    The Federal Comprehensive Environmental Response, Compensation and Liability Act, more commonly known as the "Superfund" law, imposes strict, joint and several liability, regardless of fault, for remediation of property contaminated with hazardous substances. Parties liable include past and present site owners and operators, transporters that brought wastes to the site, and entities that generated or arranged for disposal or treatment of wastes ultimately disposed of at the site. A number of states, including Massachusetts, have enacted similar laws.
    The electric utility industry typically utilizes and/or generates in its operations a range of potentially hazardous products and by-products. These products or by-products may not have previously been considered hazardous, and may not currently be considered hazardous, but may be identified as such by federal, state, or local authorities in the future. NEES subsidiaries currently have in place an environmental audit program intended to enhance compliance with existing federal, state, and local requirements regarding the handling of potentially hazardous products and by-products.

    Federal and state environmental agencies, as well as private parties, have contacted or initiated legal proceedings against NEES and certain subsidiaries regarding liability for cleanup of sites alleged to contain hazardous waste or substances. NEES and/or its subsidiaries have been named as a potentially responsible party
(PRP) by either the U.S. Environmental Protection Agency (EPA) or the Massachusetts Department of Environmental Protection (DEP) for 19 sites at which hazardous waste is alleged to have been disposed. NEES and its subsidiaries are also aware of other sites which they may be held responsible for remediating and it is likely that, in the future, NEES and its subsidiaries will become involved in additional proceedings demanding contribution for the cost of remediating additional hazardous waste sites.
    The most prevalent types of hazardous waste sites that NEES and its subsidiaries have been connected with are former manufactured gas locations. Until the early 1970's, NEES was a combined electric and gas holding company system. NEES is currently aware of approximately 40 locations (including one of the 19 locations for which NEES companies are PRPs) at which gas may have been manufactured and/or stored. Of the manufactured gas locations, 17 have been listed for investigation by the DEP. In a lawsuit involving one of these sites, the United States Court of Appeals for the First Circuit affirmed in 1993 an earlier adverse decision against NEES, Massachusetts Electric, and New England Power Service Company (NEPSCo). The decision held these companies liable for cleanup of the properties involved in the case.
    In 1993, the MDPU approved a rate agreement filed by Massachusetts Electric (see Rate Activity section) that resolved all rate recovery issues related to Massachusetts manufactured gas sites as well as certain other Massachusetts hazardous waste sites. The agreement allows for environmental remediation costs for such sites to be met from a special interest bearing fund established on Massachusetts Electric's books. The fund's initial balance of $30 million has come from previously recorded reserves and is not recoverable from customers. Annual contributions of $3 million, adjusted for inflation, are being added to the fund by Massachusetts Electric and are recoverable in rates. Under the agreement, any shortfalls in the fund will be paid by Massachusetts Electric and be recovered through rates over seven years, without interest.
    One of the sites for which NEES has been named a PRP and has been the subject of extensive litigation is the Pine Street Canal Superfund site in Burlington, Vermont. Approximately 18 parties, including NEES, have been notified by the EPA that they are PRPs for cleanup of the Pine Street Canal site, at which coal tar and other materials were deposited. Between 1931 and 1951, NEES and its predecessor owned all of the common stock of Green Mountain Power Corporation. Prior to, during, and after that time, gas was manufactured at the Pine Street Canal site. Among the waste by-products of that process were coal and oil tars. The EPA had brought a lawsuit against NEES and other parties to recover all of the EPA's past and future response costs at this site. In 1990, the litigation ended with the filing of a final consent decree with the court. Under the terms of the settlement, to which 14 entities were party, the EPA recovered its past response costs. NEES recorded its share of these costs in 1989. NEES remains a PRP for ongoing and future response costs. In November 1992, the EPA proposed a cleanup plan estimated by the EPA to cost $50 million. In June 1993, the EPA withdrew this cleanup plan in response to public concern about the plan and the cost. It is not known at this time what the ultimate cleanup plan will be, how much it will cost, or what portion NEES will have to pay.
    Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. Factors such as the evolving nature of remediation technology and regulatory requirements and the particular characteristics of each site, including, for example the size of the site, the nature and amount of waste disposed at the site, and the surrounding geography and land use, make precise estimates difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by NEES or its subsidiaries. At March 31, 1994, NEES had total reserves for environmental response costs of $52 million and a related regulatory asset of $18 million.
     NEES believes that hazardous waste liabilities for all sites of which it is aware, and which are not covered by a rate agreement, will not be material (10 percent of common equity) to its financial position. Where appropriate, the NEES companies intend to seek recovery from their insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts would be successful.

Electric and Magnetic Fields (EMF)
- ---------------------------------
    In recent years, concerns have been raised about whether EMF, which occur near transmission and distribution lines as well as near household wiring and appliances, cause or contribute to adverse health effects. Numerous studies on the effects of these fields, some of them sponsored by electric utilities (including NEES companies), have been conducted and are continuing. Some of the studies have suggested associations between certain EMF and various types of cancer, while other studies have not substantiated such associations. In February 1993, the EPA called for significant additional research on EMF. It is impossible to predict the ultimate impact on NEES subsidiaries and the electric utility industry if further investigations were to demonstrate that the present electricity delivery system is contributing to increased risk of cancer or other health problems.
    Several state courts have recognized a cause of action for damage to property values in transmission line condemnation cases based on the fear that power lines cause cancer. It is difficult to predict what impact there would be on the NEES companies if this cause of action is recognized in the states in which NEES companies operate and in contexts other than condemnation cases.
    A lawsuit concerning the proposed expansion of a transmission line was filed on April 28, 1994 against NEES, Narragansett, and NEPSCo, in the Superior Court of Rhode Island. The plaintiffs are residents of property which borders existing Narragansett transmission lines in East Greenwich, Rhode Island. Narragansett has a proposal before the Rhode Island Energy Facilities Siting Board (EFSB) to upgrade one of the lines and relocate the lines on the existing right of way. The plaintiffs allege that fear of health risks from exposure to high voltage power lines has devalued their property and ask for unspecified damages. The plaintiffs have also asked for an injunction to halt the proposed changes to the transmission lines and an order to remove the existing power lines. After preliminary review of the complaint, NEES, Narragansett, and NEPSCo do not expect that the plaintiffs will prevail. The EFSB is currently conducting hearings on

Narragansett's proposal to upgrade and relocate the transmission lines.
    Bills have been introduced in the Rhode Island legislature to require that transmission lines be placed underground. In July 1993, two bills passed by the legislature restricting the construction of overhead transmission lines were vetoed by the governor. EMF-related legislation has also been introduced in Massachusetts.

Clean Air Requirements
- ----------------------
    NEP produces approximately 50 percent of its electricity at eight older thermal generating units located in Massachusetts. The 1990 amendments to the federal Clean Air Act require a significant reduction in the nation's sulfur dioxide (SO2) and nitrogen oxide
(NOx) emissions by the year 2000. Under the amendments, NEP is not subject to Phase 1 of the acid rain provisions of the federal law that will become effective in 1995. However, NEP is subject to the Massachusetts SO2 acid rain law that will become effective in 1995. Phase 2 of the federal acid rain requirements, effective in 2000, will apply to NEP and its units.
    Under the federal Clean Air Act, state environmental agencies in ozone non-attainment areas were required to develop regulations (also known as Reasonably Available Control Technology requirements, or RACT) that will become effective in 1995 to address the first phase of ozone air quality attainment. These regulations were adopted in Massachusetts in September 1993. The RACT regulations require control technologies (such as low NOx burners) to reduce NOx emissions, an ozone precursor. Additional control measures may be necessary to ensure attainment of the ozone standard. These measures would have to be developed by the states in 1994 and fully implemented no later than 1999. The extent of these additional control measures is unknown at this time, but could range from minor additions to the RACT requirements to extensive emission reduction requirements, such as costly add-on controls or fuel switching. Should the 1999 ozone attainment requirements be extensive or additional Clean Air Act or other environmental requirements be imposed, continued operation of certain existing generating units beyond 1999 could be uneconomical. NEP believes that premature retirement of substantially all of its older thermal generating units would cause substantial rate increases.
    To date, NEP has expended $8 million of one-time operation and maintenance costs and $55 million of capital costs in connection with Massachusetts and federal Clean Air Act compliance requirements. NEP expects to incur additional one-time operation and maintenance costs of approximately $17 million and capital costs of approximately $60 million in 1994 and 1995 to comply with the federal and state clean air requirements that will become effective in 1995. In addition, as a result of federal and state clean air requirements, NEP will begin incurring increased fuel costs which are estimated to reach an annual level of $13 million by 1995.
    The generation of electricity from fossil fuels may emit trace amounts of hazardous air pollutants as defined in the Clean Air Act Amendments of 1990. The Act mandates a study of the potential dangers of hazardous air pollutant emissions from electric utility plants. Such research is currently under way and is expected to be complete in 1995. The study conclusions could result in new emission standards and the need for additional costly controls on NEP plants. At this time, NEES and its subsidiaries cannot estimate the impact that findings of this research might have on operations.

Competitive Conditions
- ----------------------
    The electric utility business is being subjected to increasing competitive pressures, stemming from a combination of increasing electric rates, improved technologies, and new regulations and legislation intended to foster competition. Recently, this competition has been most prominent in the bulk power market in which non-utility generating sources have noticeably increased their market share. For example, in 1984, less than one percent of NEP's capacity was supplied by non-utility generation sources. By the end of 1993, non-utility power purchases accounted for 380 MW or seven percent of NEP's total capacity. In addition to competition from non-utility generators, the presence of excess generating capacity in New England has resulted in the sale of bulk power by utilities at prices less than the total costs of owning and operating such generating capacity.
    Electric utilities are also facing increased competition in the retail market. Currently, retail competition comes primarily from alternative fuel suppliers (principally natural gas companies) for heating and cooling, customer-owned generation to displace purchases from electric utilities, and direct competition among electric utilities to attract major new manufacturing facilities to their service territories. In the future, the potential exists for electric utilities and non-utility generators to sell electricity to retail customers of other electric utilities. For example, the California Public Utilities Commission recently announced a proposal that would give certain large retail customers in that state, by the year 1996, and all other retail customers by the year 2002, the option of selecting their electricity provider. Power purchased from another provider would still be delivered over the local utility's transmission network which, under the proposal, would be subject to broader access. Other states, including Massachusetts and Rhode Island have considered or are in the process of considering options to foster increased competition.

    The NEES companies are responding to current and anticipated competitive pressures in a variety of ways including cost control and a corporate reorganization into separate retail and wholesale business units. The wholesale business unit is positioning itself for increased competition through such means as terminating certain purchased power contracts, past and future shutdowns of uneconomic generating stations, and rapid amortization of certain plant assets. NEP's rates currently include approximately $100 million per year associated with the recovery of certain Seabrook 1 costs under a 1988 rate settlement and coal conversion expenditures at NEP's Salem Harbor station. The recovery of these costs will be completed prior to the end of 1995. The retail business unit's response to competition includes the development of value-added services for customers and the offering of economic development rates to encourage businesses to locate in our service territory. In its recent rate settlement, Massachusetts Electric was able to change the standard terms under which it offers service to commercial and industrial customers to extend the notice period a customer must give before purchasing electricity from others or generating any additional electricity for the customer's own use from one year to two. In addition, Massachusetts Electric began offering a discount from base rates in return for a contract requiring the customer to provide five years written notice before purchasing electricity from others or generating any additional electricity for the customer's own use. The discount is available to customers with average monthly peak demands over 500 kilowatts. A similar proposal is pending before Narragansett's regulators.
    Electric utility rates are generally based on a utility's costs. Therefore, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. These accounting rules allow regulated entities, in appropriate circumstances, to establish regulatory assets and to defer the income statement impact of certain costs that are expected to be recovered in future rates. The effects of competition could ultimately cause the operations of the NEES companies, or a portion thereof, to cease meeting the criteria for application of these accounting rules. While the NEES companies do not expect to cease meeting these criteria in the near future, if this were to occur, accounting standards of enterprises in general would apply and immediate recognition of any previously deferred costs would be necessary in the year in which these criteria were no longer applicable.

Liquidity and Capital Resources
- -------------------------------
    Plant expenditures in the first three months of 1994 amounted to $100 million for the utility subsidiaries, including $53 million related to the Manchester Street Station Repowering project. The necessary funds were primarily provided by net cash from operating activities after the payment of dividends.
    The financing activities of NEES subsidiaries for the first three months of 1994 are summarized as follows:
                                     Issues        Retirements
                                     ------        -----------
                                          (In Millions)
Long-term debt
- --------------

   Massachusetts Electric              $10
   Narragansett                          5
   Hydro-Transmission Companies                         $3
   NEEI                                                  4
                                       ---              --
                                       $15              $7
                                       ===              ==

    The interest rate on the new long-term debt issues shown above was 7.05 percent. In May 1994, an additional $13 million of new long-term debt was issued at rates ranging from 6.91 to 8.08 percent. NEP and the retail subsidiaries plan to issue $112 million of additional long-term debt in 1994.
    Net cash from operating activities provided all of the funds necessary for oil and gas expenditures for the first three months of 1994. NEEI's capitalized oil and gas exploration and development costs amounted to $5 million, including $2 million of capitalized interest costs.
    At March 31, 1994, NEES' consolidated subsidiaries had $60 million of short-term debt outstanding in the form of commercial paper borrowings. NEES and its consolidated subsidiaries currently have lines of credit with banks totaling $461 million. These lines of credit are available to provide liquidity support for commercial paper borrowings and for $252 million of NEP's outstanding variable rate mortgage bonds in commercial paper mode and for other corporate purposes. There were no borrowings under these lines of credit at March 31, 1994. Cash and temporary cash investments at March 31, 1994 were approximately $4 million.
    The NEES subsidiaries' major construction project is the repowering of Manchester Street Station, a 140 MW electric generating station in Providence, Rhode Island. Repowering will more than triple the power generation capacity of Manchester Street Station and substantially increase the plant's thermal efficiency. NEP owns a 90 percent interest and Narragansett owns a 10 percent interest in the Manchester Street Station. The total cost for the generating station, scheduled for completion in late 1995, is estimated to be approximately $525 million, including allowance for funds used during construction (AFDC). In addition, related transmission work, which is the principal responsibility of Narragansett, is estimated to cost approximately $75 million and is scheduled for completion in late 1994. At March 31, 1994, $217 million, including AFDC, had been spent on the project which includes the related transmission work. Substantial commitments have been made relative to future planned expenditures for this project.

                   PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
- --------------------------

    Information concerning the rate agreement filed by The Narragansett Electric Company (Narragansett) with the Rhode Island Public Utilities Commission, discussed in Part I of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference and made a part hereof.

    Information concerning a lawsuit filed against NEES, Narragansett, and New England Power Service Company in the Superior Court of Rhode Island regarding the proposed expansion of a transmission line, discussed in Part I of this report in Management's Discussion and Analysis of Financial Condition and
Results of Operations, is incorporated herein by reference and made a part hereof.

    Information concerning rate filings for demand-side management programs for each of the retail subsidiaries of NEES, discussed in
Part I of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference and made a part hereof.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

    None.

                            SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 1994 to be signed on its behalf by the undersigned thereunto duly authorized.

                               NEW ENGLAND ELECTRIC SYSTEM

                               s/ Alfred D. Houston


                               Alfred D. Houston
                               Executive Vice President,
                               Authorized Officer, and
                               Principal Financial Officer


Date:  May 11, 1994





The name "New England Electric System" means the trustee or trustees for the time being (as trustee or trustees but not personally) under an agreement and declaration of trust dated January 2, 1926, as amended, which is hereby referred to, and a copy of which as amended has been filed with the Secretary of the Commonwealth of Massachusetts. Any agreement, obligation or liability made, entered into or incurred by or on behalf of New England Electric System binds only its trust estate, and no shareholder, director, trustee, officer or agent thereof assumes or shall be held to any liability therefor.