Form 10-Q
period 1994-06-30
NEW ENGLAND ELECTRIC SYSTEM
filed 1994-08-09
CIK 71297

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


  (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1994

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

                       Yes (X)      No ( )

Common Shares, par value $1 per share, authorized and outstanding: 64,969,652 shares at June 30, 1994.

PART I FINANCIAL STATEMENTS
Item 1. Financial Statements
- ----------------------------

                  NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                        Statements of Consolidated Income
                              Periods Ended June 30
                                   (Unaudited)
                                               Quarter           Six Months
                                               -------           ----------
                                          1994      1993     1994       1993
                                          ----      ----     ----       ----
                                                     (In Thousands)
Operating revenue                       $517,078  $518,136$1,093,984 $1,097,626
                                        --------  ------------------ ----------

Operating expenses:
  Fuel for generation                     53,314    43,327   115,778    106,046
  Purchased electric energy              119,026   133,626   240,025    260,193
  Other operation                        116,115   136,796   225,844    265,370
  Maintenance                             39,362    39,136    72,053     74,125
  Depreciation and amortization           77,567    75,293   156,236    154,542
  Taxes, other than income taxes          31,200    29,966    66,515     63,154
  Income taxes                            22,778    13,946    67,955     47,439
                                        --------  ------------------ ----------
       Total operating expenses          459,362   472,090   944,406    970,869
                                        --------  ------------------ ----------
       Operating income                   57,716    46,046   149,578    126,757

Other income:
  Allowance for equity funds used during
   construction                            2,627       900     4,681      1,657
  Equity in income of generating companies 2,633     2,706     5,261      5,795
  Other income (expense) - net            (1,145)      386    (1,514)     1,225
                                        --------  ------------------ ----------
       Operating and other income         61,831    50,038   158,006    135,434
                                        --------  ------------------ ----------

Interest:
  Interest on long-term debt              22,875    25,074    45,233     51,151
  Other interest                           2,935     1,426     4,580      3,060
  Allowance for borrowed funds used during
   construction                           (1,630)     (527)   (2,815)    (1,038)
                                        --------  ------------------ ----------
       Total interest                     24,180    25,973    46,998     53,173
                                        --------  ------------------ ----------

Income after interest                     37,651    24,065   111,008     82,261

Preferred dividends of subsidiaries        2,173     2,643     4,353      5,286
Minority interests                         1,894     2,276     3,798      4,243
                                        --------  ------------------ ----------

       Net income                       $ 33,584  $ 19,146$  102,857 $   72,732
                                        ========  ================== ==========

Average common shares                 64,969,65264,969,65264,969,652 64,969,652

Net income per average common share        $ .51     $ .30    $ 1.58     $ 1.12
Dividends declared per share               $.575     $.560    $1.135     $1.100

   The accompanying notes are an integral part of these financial statements.

              NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                    Statements of Consolidated Income
                       Twelve Months Ended June 30
                               (Unaudited)
                                                 1994       1993
                                                 ----       ----
                                                  (In Thousands)
Operating revenue                            $2,230,337  $2,205,332
                                             ----------  ----------
Operating expenses:
  Fuel for generation                           236,913     228,689
  Purchased electric energy                     507,139     520,612
  Other operation                               452,554     493,866
  Maintenance                                   144,147     156,419
  Depreciation and amortization                 298,326     301,994
  Taxes, other than income taxes                123,854     119,083
  Income taxes                                  141,640     102,433
                                             ----------  ----------
       Total operating expenses               1,904,573   1,923,096
                                             ----------  ----------
       Operating income                         325,764     282,236

Other income:
  Allowance for equity funds used during construction6,818    3,048
  Equity in income of generating companies       10,483      12,125
  Other income (expense) - net                   (3,893)     (1,240)
                                             ----------  ----------
       Operating and other income               339,172     296,169
                                             ----------  ----------

Interest:
  Interest on long-term debt                     94,860     107,913
  Other interest                                 11,329       7,666
  Allowance for borrowed funds used during
   construction                                  (4,594)     (2,151)
                                             ----------  ----------
       Total interest                           101,595     113,428
                                             ----------  ----------

Income after interest                           237,577     182,741

Preferred dividends of subsidiaries               9,652      10,573
Minority interests                                7,577       8,960
                                             ----------  ----------

       Net income                            $  220,348  $  163,208
                                             ==========  ==========

Average common shares                        64,969,652  64,969,652

Net income per average common share              $ 3.39      $ 2.51
Dividends declared per share                     $2.255      $2.180

The accompanying notes are an integral part of these financial statements.

                 NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (Unaudited)
                                                        June 30,December 31,
                                    ASSETS                1994      1993
                                    ------                ----      ----
                                                          (In Thousands)
Utility plant, at original cost                        $4,759,611$4,661,612
  Less accumulated provisions for depreciation and amortization       1,567,7151,511,271
                                                       --------------------
                                                        3,191,896 3,150,341
Net investment in Seabrook 1 under rate settlement         71,683   103,344
Construction work in progress                             339,377   228,816
                                                       --------------------
       Net utility plant                                3,602,956 3,482,501
                                                       --------------------
Oil and gas properties, at full cost                    1,233,835 1,220,110
  Less accumulated provision for amortization             928,995   884,837
                                                       --------------------
       Net oil and gas properties                         304,840   335,273
                                                       --------------------
Investments:
  Nuclear power companies, at equity                       46,727    46,342
  Other subsidiaries, at equity                            43,388    44,676
  Other investments, at cost                               33,623    28,836
                                                       --------------------
       Total investments                                  123,738   119,854
                                                       --------------------
Current assets:
  Cash                                                      4,370     2,876
  Accounts receivable, less reserves of $17,496,000 and
   $14,551,000                                            256,842   275,020
  Unbilled revenues                                        40,800    43,400
  Fuel, materials and supplies, at average cost            88,194    74,314
  Prepaid and other current assets                         58,688    69,004
                                                       --------------------
       Total current assets                               448,894   464,614
                                                       --------------------
Accrued Yankee Atomic costs                                91,520   103,501
Deferred charges and other assets                         293,428   290,135
                                                       --------------------
                                                       $4,865,376$4,795,878
                                                       ====================
                        CAPITALIZATION AND LIABILITIES
                        ------------------------------
Capitalization:
  Common share equity:
    Common shares, par value $1 per share:
     Authorized - 150,000,000 shares
     Outstanding - 64,969,652 shares                   $   64,970$   64,970
  Paid-in capital                                         736,823   736,823
  Retained earnings                                       757,192   728,075
                                                       --------------------
       Total common share equity                        1,558,985 1,529,868

  Minority interests in consolidated subsidiaries          54,206    55,855
  Cumulative preferred stock of subsidiaries              147,016   147,528
  Long-term debt                                        1,512,381 1,511,589
                                                       --------------------
       Total capitalization                             3,272,588 3,244,840
                                                       --------------------
Current liabilities:
  Long-term debt due within one year                       37,920    12,920
  Short-term debt                                          96,445    71,775
  Accounts payable                                        151,615   128,342
  Accrued taxes                                            22,663    10,332
  Accrued interest                                         24,721    23,278
  Dividends payable                                        38,063    36,950
  Other current liabilities                               129,007   153,812
                                                       --------------------
       Total current liabilities                          500,434   437,409
                                                       --------------------
Deferred federal and state income taxes                   704,947   705,026
Unamortized investment tax credits                         98,056    99,355
Accrued Yankee Atomic costs                                91,520   103,501
Other reserves and deferred credits                       197,831   205,747
                                                       --------------------
                                                       $4,865,376$4,795,878
                                                       ====================

  The accompanying notes are an integral part of these financial statements.

                 NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                           Six Months Ended June 30
                                  (Unaudited)
                                                       1994         1993
                                                       ----         ----
                                                         (In Thousands)
Operating Activities:
   Net income                                      $ 102,857    $  72,732
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                     158,245      157,209
   Deferred income taxes and investment tax credits - net(2,390)  (35,064)
   Allowance for funds used during construction       (7,496)      (2,695)
   Amortization of unbilled revenues                 (16,100)
   Minority interests                                  3,798        4,243
   Early retirement program                                        23,922
   Decrease (increase) in accounts receivable, net
     and unbilled revenues                            20,778       23,667
   Decrease (increase) in fuel, materials, and supplies(13,880)    (9,673)
   Increase (decrease) in accounts payable            23,273        1,136
   Increase (decrease) in other current liabilities    5,069       38,090
   Other, net                                         (5,590)      (5,805)
                                                   ---------    ---------
      Net cash provided by operating activities    $ 268,564    $ 267,762
                                                   ---------    ---------

Investing Activities:
   Plant expenditures, excluding allowance for
     funds used during construction                $(222,261)   $(131,692)
   Oil and gas exploration and development           (13,725)      (8,051)
   Other investing activities                         (2,149)       1,081
                                                   ---------    ---------
      Net cash used in investing activities        $(238,135)   $(138,662)
                                                   ---------    ---------

Financing Activities:
   Dividends paid to minority interests            $  (4,838)   $  (4,263)
   Dividends paid on NEES common shares              (74,095)     (72,058)
   Short-term debt                                    24,670      (42,250)
   Long-term debt - issues                            38,000      204,500
   Long-term debt - retirements                      (12,160)    (166,260)
   Preferred stock - redemption                         (512)
   Premium on reacquisition of long-term debt                      (1,127)
                                                   ---------    ---------
      Net cash used in financing activities        $ (28,935)   $ (81,458)
                                                   ---------    ---------

Net increase in cash and cash equivalents          $   1,494    $  47,642

Cash and cash equivalents at beginning of period       2,876        2,768
                                                   ---------    ---------
Cash and cash equivalents at end of period         $   4,370    $  50,410
                                                   =========    =========

Supplementary Information:
   Interest paid less amounts capitalized          $  43,425    $  48,069
                                                   ---------    ---------
   Federal and state income taxes paid             $  58,918    $  76,658
                                                   ---------    ---------

The accompanying notes are an integral part of these financial statements.

                  NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                  Statements of Consolidated Retained Earnings
                              Periods Ended June 30
                                   (Unaudited)
                                              Quarter            Six Months
                                              -------            ----------
                                          1994      1993     1994        1993
                                          ----      ----     ----        ----
                                                    (In Thousands)
Retained earnings at beginning of period$760,965  $702,635  $728,075   $684,132
Net income                                33,584    19,146   102,857     72,732
Dividends declared on common shares      (37,357)  (36,383)  (73,740)   (71,466)
                                        --------  --------  --------   --------
Retained earnings at end of period      $757,192  $685,398  $757,192   $685,398
                                        ========  ========  ========   ========


                   Consolidated Electric Operating Statistics
                              Periods Ended June 30

                                            Quarter            Six Months
                                            -------            ----------
                                        1994      1993       1994      1993
                                        ----      ----       ----      ----
                                             (In Thousands of KWH)

Generated at nuclear power plants      317,305   504,415    794,030  1,007,770
Generated at system thermal plants   2,638,878 2,029,260  5,909,594  5,290,165
Generated at system hydro plants       586,043   469,848    887,807    759,281
Generated at pumped storage plant      152,731   139,897    272,701    274,812
  Less energy for pumping              188,399   190,248    354,467    375,481
                                     --------- --------- ---------- ----------
       Total generated               3,506,558 2,953,172  7,509,665  6,956,547

Nuclear entitlements                   750,338   601,815  1,309,729  1,297,240
Purchased electric energy            1,761,926 2,038,930  3,817,136  3,892,858
                                     --------- --------- ---------- ----------
       Total generated and purchased 6,018,822 5,593,917 12,636,530 12,146,645
Less losses, company use, etc.         475,574   312,741    820,226    560,325
                                     --------- --------- ---------- ----------
       Total sales                   5,543,248 5,281,176 11,816,304 11,586,320
                                     ========= ========= ========== ==========

   The accompanying notes are an integral part of these financial statements.

               NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
               Statements of Consolidated Retained Earnings
                           Periods Ended June 30
                                (Unaudited)

                                                         Twelve Months
                                                         -------------
                                                       1994         1993
                                                       ----         ----
                                                        (In Thousands)
Retained earnings at beginning of period           $ 685,398    $ 663,823
Net income                                           220,348      163,208
Dividends declared on common shares                 (146,507)    (141,633)
Premium on redemption of preferred stock of subsidiaries(2,047)
                                                   ---------    ---------
Retained earnings at end of period                 $ 757,192    $ 685,398
                                                   =========    =========




                Consolidated Electric Operating Statistics
                           Periods Ended June 30


                                                        Twelve Months
                                                        -------------
                                                       1994         1993
                                                       ----         ----
                                                    (In Thousands of KWH)

Generated at nuclear power plants                  1,482,936    1,725,228
Generated at system thermal plants                12,244,974   11,414,468
Generated at system hydro plants                   1,382,451    1,214,800
Generated at pumped storage plant                    546,247      551,266
 Less energy for pumping                             729,770      754,318
                                                  ----------   ----------
     Total generated                              14,926,838   14,151,444

Nuclear entitlements                               2,209,487    2,687,411
Purchased electric energy                          7,740,920    7,461,896
                                                  ----------   ----------
     Total generated and purchased                24,877,245   24,300,751
Less losses, company use, etc.                     1,857,184    1,555,189
                                                  ----------   ----------
     Total sales                                  23,020,061   22,745,562
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

    The most prevalent types of hazardous waste sites that NEES and its subsidiaries have been connected with are former manufactured gas locations. Until the early 1970's, NEES was a combined electric and gas holding company system. NEES is currently aware of approximately 40 locations (including five of the 19 locations for which NEES companies are PRPs) at which gas may have been manufactured and/or stored. Of the manufactured gas locations, 17 have been listed for investigation by the DEP.

- ------------------------

In a lawsuit involving one of these sites, the United States Court of Appeals for the First Circuit affirmed in 1993 an earlier adverse decision against NEES, Massachusetts Electric Company (Massachusetts Electric), and New England Power Service Company. The decision held these companies liable for cleanup of the properties involved in the case.

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

    NEES has been notified by the EPA that it is one of several PRPs for cleanup of the Pine Street Canal Superfund site in Burlington, Vermont, at which coal tar and other materials were deposited. Between 1931 and 1951, NEES and its predecessor owned all of the common stock of Green Mountain Power Corporation. Prior to, during, and after that time, gas was manufactured at the Pine Street Canal site. Among the waste by-products of that process were coal and oil tars. The EPA had brought a lawsuit against NEES and other parties to recover all of the EPA's past and future response costs at this site. In 1990, the litigation ended with the filing of a final consent decree with the court. Under the terms of the settlement, to which 14 entities were party, the EPA recovered its past response costs. NEES recorded its share of these costs in 1989. NEES remains a PRP for ongoing and future response costs. In November 1992, the EPA proposed a cleanup plan estimated by the EPA to cost $50 million. In June 1993, the EPA withdrew this cleanup plan in response to public concern about the plan and the cost. It is not known at this time what the ultimate cleanup plan will be, how much it will cost, or what portion NEES will have to pay.

- ------------------------

    Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. Factors such as the evolving nature of remediation technology and regulatory requirements and the particular characteristics of each site, including, for example the size of the site, the nature and amount of waste disposed at the site, and the surrounding geography and land use, make precise estimates difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by NEES or its subsidiaries. At June 30, 1994, NEES had total reserves for environmental response costs of $50 million and a related regulatory asset of $16 million.

    NEES believes that hazardous waste liabilities for all sites of which it is aware, and which are not covered by a rate agreement, will not be material (10 percent of common equity) to its financial position. Where appropriate, the NEES companies intend to seek recovery from their insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful.


Note B
- ------

    In the opinion of the Company, these statements reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of its operations for the periods presented and should be considered in conjunction with the notes to the financial statements in NEES' 1993 Annual Report.

    Item 2. Management's Discussion and Analysis of Financial
    ---------------------------------------------------------
               Condition and Results of Operations
               -----------------------------------
Earnings
- --------
    Earnings for the second quarter and first six months of 1994 were $.51 per share and $1.58 per share, respectively, compared to $.30 and $1.12 per share, for the corresponding periods in 1993.
    As outlined in the table below, the increase in second quarter earnings compared to 1993 is due in part to a one-time charge recorded in June 1993 related to potential environmental response costs for wastes associated with a number of Massachusetts manufactured gas locations. Earnings for the second quarter of 1994 include the effects of a rate agreement that was implemented in the fourth quarter of 1993 by Massachusetts Electric Company (Massachusetts Electric). The rate agreement provides for a temporary rate reduction that will continue in effect through October 1994, and for the recognition of revenues for electricity delivered but not yet billed (unbilled revenue). The initial balance of such unbilled revenues is being amortized over a thirteen month period ending December 1994 (see Rate Activity section). Items that decreased earnings for the second quarter of 1994 include increased depreciation and amortization costs, increased computer system development costs, and general increases in other areas, partially offset by decreased uninsured claims. Kilowatthour (KWH) sales billed to ultimate customers in the second quarter of 1994 increased 0.5 percent over the same period last year.
    In addition to those items affecting the quarter, the increase in earnings for the six month period ending June 30 also reflects a one-time charge recorded in March 1993 due to an early retirement offer and severance program associated with an organizational review. KWH sales to ultimate customers for the first six months of 1994 increased by 1.3 percent over the same period last year. The increased sales reflect the colder weather conditions in the first quarter of 1994 over the same period last year and an improving economy, partially offset by a reduction of one billing day due to meter reading schedules.
    The following table summarizes the major factors affecting earnings:
                                     Period ending June 30
                                     ---------------------
                                     3 months    6 months
                                     --------    --------

1993 earnings                         $ .30       $1.12

1993 One-time charges:
 Manufactured gas waste reserves        .21         .21
 Organizational review                              .27

1994 Effects of Massachusetts
 Electric Rate Agreement:
 General rate reduction                (.07)       (.14)
 Unbilled revenue amortization          .08         .15
 1994 unbilled revenue - seasonal
  change                                .03        (.02)

Other impacts on earnings              (.04)       (.01)
                                      -----       -----
1994 earnings                         $ .51       $1.58
                                      -----       -----

    Earnings for the twelve months ended June 30, 1994 were $3.39 per share, which includes a one-time increase to fourth quarter 1993 earnings of $.19 per share related to the reversal of certain reserves and other effects of the Massachusetts Electric rate agreement. The agreement resolved the issue of rate recovery of environmental response costs for Massachusetts manufactured gas locations, certain storm restoration costs, and other costs previously charged to expense. Also included in earnings for the twelve months ended June 30, 1994, is a seasonal increase in unbilled revenues of approximately $.06 per share experienced by Massachusetts Electric. This increase reflects a $.08 per share seasonal increase in unbilled revenues in the fourth quarter of 1993 partially offset by the $.02 per share decrease in the first six months of 1994 shown in the table above.

Rate Activity
- -------------
    In 1993, the Massachusetts Department of Public Utilities
(MDPU) approved a rate agreement filed by Massachusetts Electric, the Massachusetts Attorney General, and two groups of large commercial and industrial customers.
    Under the agreement, effective December 1, 1993, Massachusetts Electric began implementing an 11 month general rate decrease of $26 million (annual basis), from the level of rates then in effect. This rate reduction will continue in effect until October 31, 1994, after which rates will increase to the previously approved levels. The agreement also provides for rate discounts totaling up to $4 million available for the period ending October 31, 1994 for large commercial and industrial customers who sign agreements to give a five year notice to Massachusetts Electric before they purchase power from another supplier or generate any additional power themselves. The notice provision may be reduced from five to three years under certain conditions. These discounts will increase in November 1994 to a total level of $11 million per year, representing a five percent discount on base rates, if all eligible customers sign agreements. Approximately 83 percent of eligible customers have signed agreements. Massachusetts Electric also agreed not to increase its base rates before October 1, 1995. The decrease in revenues is being offset by the recognition, for accounting purposes, of unbilled revenue. The agreement provided that unbilled revenue at September 30, 1993 of approximately
$35 million be amortized over thirteen months commencing
December 1, 1993.
    The agreement also resolved all rate recovery issues associated with environmental remediation costs of Massachusetts manufactured gas waste sites formerly owned by Massachusetts Electric and its affiliates, as well as certain other Massachusetts Electric environmental cleanup costs (see Hazardous Waste section).

    In July 1994, the Rhode Island Public Utilities Commission approved a rate agreement between Narragansett Electric Company (Narragansett) and the Rhode Island Division of Public Utilities and Carriers that provides for a 5 percent base rate discount, excluding fuel costs, retroactive to May 15, 1994, for Narragansett's large commercial and industrial customers who sign an agreement to give a five year notice to Narragansett before they purchase power from another supplier or generate any additional power themselves. The notice provision may be reduced from five to three years under certain conditions. The amount of the proposed discount, if all eligible customers sign agreements, is estimated at $4 million per year. The agreement also provides for Narragansett to begin recognizing unbilled revenues for accounting purposes. Unbilled revenues at December 31, 1993, of approximately $14 million will be amortized to income over the twenty-one month period beginning April 1994 through December 1995. No unbilled revenues are yet recorded in the financial statements through June 1994. Narragansett will begin recording the effects of this rate agreement in the third quarter of this year.
    In 1993, a new accounting standard for postretirement benefits other than pensions (PBOPs) went into effect that requires employers to establish a liability for the expected costs of PBOPs during the working years of employees instead of recording such costs when paid. Each of the New England Electric System (NEES) subsidiaries has received regulatory approval to recover the effect of this standard on a current and/or deferred basis. The Federal Energy Regulatory Commission (FERC) has allowed New England Power Company (NEP) to defer increased costs resulting from this new standard, pending its next rate filing so long as such filing occurs before the end of 1995. Accordingly, the NEES subsidiaries recovered approximately $5 million in rates in 1993 and are recovering approximately $9 million in 1994. The total amount of PBOP costs deferred for future recovery at June 30, 1994 was approximately $33 million, including $3 million during the second quarter of 1994.

Demand-Side Management Programs
- -------------------------------
    The retail companies file their conservation and load management programs, also referred to in the industry as demand-side management (DSM) programs, regularly with their respective regulatory agencies and have received approval to recover in rates estimated DSM expenditures on a current basis. The rates provide for reconciling estimated expenditures to actual DSM expenditures, with interest. Expenditures subject to the reconciliation mechanism were $20 million in the first six months of 1994 and $62 million for the full year 1993. Since 1990, the retail companies have been allowed to earn incentives based on the results of their DSM programs. Before incentives are recorded, the retail companies must be able to demonstrate to their respective state regulatory agencies the electricity savings produced by their DSM programs. During 1993, the retail companies recorded a total of $7.3 million of incentives, before tax, including $2 million in the second quarter. No incentives were recorded during the first six months of 1994. The retail companies have received regulatory orders that will give them the opportunity to continue to earn incentives on 1994 DSM program results.

Operating Revenue
- -----------------

    The following table summarizes the changes in operating revenue:

            Increase (Decrease) in Operating Revenue

                               Second Quarter     Six Months
                               --------------    ------------
                                1994 vs 1993     1994 vs 1993
                               --------------    ------------
                                        (In Millions)

Fuel recovery                      $ (2)            $ (6)

Accrued NEEI fuel revenues           (2)              (2)

Rate changes                         (7)             (12)

Oil & gas sales                      (1)              (3)

DSM recovery                         (4)              (4)

Unbilled revenues recognized          8               16
 under rate agreement

Change in accrued unbilled            3               (2)
 revenue

Sales growth and other                4                9
                                    ---             ----
                                    $(1)            $ (4)
                                    ===             ====

    KWH sales to ultimate customers in the second quarter and first six months of 1994 increased by 0.5 and 1.3 percent, respectively, over the same periods last year. The increase in sales growth and other for the second quarter primarily reflects increased sales for resale to other utilities. The increased sales for the first six months of 1994 also reflect the colder weather conditions in the first quarter of 1994 and an improving economy, partially offset by a reduction of one billing day due to meter reading schedules. KWH sales in 1994 are expected to increase in the range of 1 to 1.5 percent as compared to 1993.
    The decrease in revenue due to rate changes for the second quarter and first six months of 1994 primarily reflects Massachusetts Electric's general rate decrease implemented in the fourth quarter of 1993. This rate decrease will stay in effect until October 31, 1994, when rates will increase to Massachusetts Electric's previously authorized level. This decrease was offset by the recognition in the second quarter and first six months of 1994 of $8 million and $16 million, respectively, of unbilled revenue recorded pursuant to the 1993 Massachusetts Electric rate agreement. Massachusetts Electric is now recognizing, on a quarterly basis, seasonal fluctuations in unbilled revenues.
    Accrued New England Energy Incorporated (NEEI) fuel revenues reflect losses incurred by NEEI on its rate-regulated oil and gas operations. These revenues are accrued by NEP in the year of the loss, and billed to its customers through its fuel clause in the following year. The decrease in accrued NEEI fuel revenues reflects decreased losses due to decreased oil and gas production, partially offset by decreased oil prices. These decreases in production and oil prices were also the major causes for the decline in oil and gas sales.
    The decrease in DSM recovery includes $2 million of incentives recorded in the second quarter of 1993 (see Demand-Side Management Programs section).

Operating Expenses
- ------------------
    The following table summarizes the changes in operating expenses during the period:
         Increase (Decrease) in Total Operating Expenses

                                  Second Quarter    Six Months
                                  --------------   ------------
                                   1994 vs 1993    1994 vs 1993
                                  --------------   ------------
                                          (In Millions)

Total fuel costs                      $ (3)           $ (7)

Purchased energy excluding fuel         (2)             (3)

Other operation and maintenance:

   DSM                                  (2)             (2)

   Other                               (18)            (40)

Depreciation and amortization            2               2

Taxes                                   10              24
                                      ----            ----
                                      $(13)           $(26)
                                      ====            ====

    Total fuel costs represents fuel for generation and the portion of purchased electric energy permitted to be recovered through NEP's fuel adjustment clause. Purchased energy excluding fuel represents the remainder of purchased electric energy costs. The decrease in fuel costs reflects reduced alternate energy purchases. The decrease in purchased energy excluding fuel reflects a reduction in costs billed to NEP during the second quarter of 1994 resulting from a refueling outage by a nuclear power supplier in 1993.
    The decrease in other operation and maintenance expense for the second quarter reflects a $22 million charge in 1993 for Massachusetts gas waste liabilities and decreased uninsured claims in 1994. The decrease in other operation and maintenance expense for the first six months of 1994 also reflects a $28 million one-time charge associated with an early retirement offer and special severance program recorded in the first quarter of 1993. Partially offsetting these decreases were increased computer system development costs, increased costs associated with PBOPs, and general increases in other areas.
    The increase in depreciation and amortization expense reflects increased amortization of the net investment in the Seabrook 1 Nuclear Unit (Seabrook 1), increased charges for dismantlement of a previously retired generating station, and new construction expenditures. This increase is partially offset by decreased oil and gas amortization due to decreased production.

    The increase in taxes for the second quarter and first six months of 1994 is primarily due to increased income, the effects of the increase in the federal corporate income tax rate from 34 percent to 35 percent which went into effect in the third quarter of 1993 retroactive to January 1, 1993, and increased property taxes.

Allowance For Funds Used During Construction (AFDC)
- --------------------------------------------------
    AFDC increased for the second quarter and first six months of 1994 due to increased construction work in progress, principally associated with the repowering of the Manchester Street Station
(see Liquidity and Capital Resources section).

Interest Expense
- ----------------
    The decrease in interest expense on long-term debt for the second quarter and first six months of 1994 is primarily due to significant refinancings of corporate debt at lower interest rates during 1993.

Oil and Gas Operations
- ----------------------
    NEEI participates in a rate-regulated domestic oil and gas exploration, development, and production program consisting of prospects acquired prior to December 31, 1983. NEEI is not acquiring any new prospects. Due to precipitate declines in oil and gas prices, NEEI has incurred operating losses since 1986, and expects to incur substantial additional losses in the future. These losses are being passed on to NEP under an intercompany pricing policy approved by the Securities and Exchange Commission. NEP is allowed to recover these losses from its customers under NEP's 1988 FERC rate settlement, which covered all costs incurred by or resulting from commitments made by NEEI through March 1, 1988. Other subsequent costs incurred by NEEI are subject to normal regulatory review.

Hazardous Waste
- ---------------
    The Federal Comprehensive Environmental Response, Compensation and Liability Act, more commonly known as the "Superfund" law, imposes strict, joint and several liability, regardless of fault, for remediation of property contaminated with hazardous substances. Parties liable include past and present site owners and operators, transporters that brought wastes to the site, and entities that generated or arranged for disposal or treatment of wastes ultimately disposed of at the site. A number of states, including Massachusetts, have enacted similar laws.
    The electric utility industry typically utilizes and/or generates in its operations a range of potentially hazardous products and by-products. These products or by-products may not have previously been considered hazardous, and may not currently be considered hazardous, but may be identified as such by federal, state, or local authorities in the future. NEES subsidiaries currently have in place an environmental audit program intended to enhance compliance with existing federal, state, and local requirements regarding the handling of potentially hazardous products and by-products.
    Federal and state environmental agencies, as well as private parties, have contacted or initiated legal proceedings against NEES and certain subsidiaries regarding liability for cleanup of sites alleged to contain hazardous waste or substances. NEES and/or its subsidiaries have been named as a potentially responsible party
(PRP) by either the U.S. Environmental Protection Agency (EPA) or the Massachusetts Department of Environmental Protection (DEP) for 19 sites at which hazardous waste is alleged to have been disposed. NEES and its subsidiaries are also aware of other sites which they may be held responsible for remediating and it is likely that, in the future, NEES and its subsidiaries will become involved in additional proceedings demanding contribution for the cost of remediating additional hazardous waste sites.
    The most prevalent types of hazardous waste sites that NEES and its subsidiaries have been connected with are former manufactured gas locations. Until the early 1970's, NEES was a combined electric and gas holding company system. NEES is currently aware of approximately 40 locations (including five of the 19 locations for which NEES companies are PRPs) at which gas may have been manufactured and/or stored. Of the manufactured gas locations, 17 have been listed for investigation by the DEP. In a lawsuit involving one of these sites, the United States Court of Appeals for the First Circuit affirmed in 1993 an earlier adverse decision against NEES, Massachusetts Electric, and New England Power Service Company (NEPSCo). The decision held these companies liable for cleanup of the properties involved in the case.
    In 1993, the MDPU approved a rate agreement filed by Massachusetts Electric (see Rate Activity section) that resolved all rate recovery issues related to Massachusetts manufactured gas sites as well as certain other Massachusetts hazardous waste sites. The agreement allows for environmental remediation costs for such sites to be met from a special interest bearing fund established on Massachusetts Electric's books. The fund's initial balance of $30 million has come from previously recorded reserves and is not recoverable from customers. Annual contributions of $3 million, adjusted for inflation, are being added to the fund by Massachusetts Electric and are recoverable in rates. Under the agreement, any shortfalls in the fund will be paid by Massachusetts Electric and be recovered through rates over seven years, without interest.
    NEES has been notified by the EPA that it is one of several PRPs for cleanup of the Pine Street Canal Superfund site in Burlington, Vermont, at which coal tar and other materials were deposited. Between 1931 and 1951, NEES and its predecessor owned all of the common stock of Green Mountain Power Corporation. Prior to, during, and after that time, gas was manufactured at the Pine Street Canal site. Among the waste by-products of that process were coal and oil tars. The EPA had brought a lawsuit against NEES and other parties to recover all of the EPA's past and future response costs at this site. In 1990, the litigation ended with the filing of a final consent decree with the court. Under the terms of the settlement, to which 14 entities were party, the EPA recovered its past response costs. NEES recorded its share of these costs in 1989. NEES remains a PRP for ongoing and future response costs. In November 1992, the EPA proposed a cleanup plan estimated by the EPA to cost $50 million. In June 1993, the EPA withdrew this cleanup plan in response to public concern about the plan and the cost. It is not known at this time what the ultimate cleanup plan will be, how much it will cost, or what portion NEES will have to pay.
    Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. Factors such as the evolving nature of remediation technology and regulatory requirements and the particular characteristics of each site, including, for example the size of the site, the nature and amount of waste disposed at the site, and the surrounding geography and land use, make precise estimates difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by NEES or its subsidiaries. At June 30, 1994, NEES had total reserves for environmental response costs of $50 million and a related regulatory asset of $16 million.
     NEES believes that hazardous waste liabilities for all sites of which it is aware, and which are not covered by a rate agreement, will not be material (10 percent of common equity) to its financial position. Where appropriate, the NEES companies intend to seek recovery from their insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful.

Electric and Magnetic Fields (EMF)
- ---------------------------------
    In recent years, concerns have been raised about whether EMF, which occur near transmission and distribution lines as well as near household wiring and appliances, cause or contribute to adverse health effects. Numerous studies on the effects of these fields, some of them sponsored by electric utilities (including NEES companies), have been conducted and are continuing. Some of the studies have suggested associations between certain EMF and various types of cancer, while other studies have not substantiated such associations. In February 1993, the EPA called for significant additional research on EMF. In July 1994, a study by a University of Southern California professor suggested an association between EMF and Alzheimer's disease. It is impossible to predict the ultimate impact on NEES subsidiaries and the electric utility industry if further investigations were to demonstrate that the present electricity delivery system is contributing to increased risk of cancer or other health problems.
    Many utilities, including Massachusetts Electric, have been contacted by customers regarding a potential relationship between EMF and adverse health effects. To date, no court in the United States has ruled that EMF from electrical facilities causes adverse health effects and no utility has been found liable for personal injuries alleged to have been caused by EMF. In any event, Massachusetts Electric believes that it has adequate insurance coverage.
    Several state courts have recognized a cause of action for damage to property values in transmission line condemnation cases based on the fear that power lines cause cancer. It is difficult to predict what impact there would be on the NEES companies if this cause of action is recognized in the states in which NEES companies operate and in contexts other than condemnation cases.

    A lawsuit concerning the proposed expansion of a transmission line was filed on April 28, 1994 against NEES, Narragansett, and NEPSCo, in the Superior Court of Rhode Island. The plaintiffs are residents of property which borders existing Narragansett transmission lines in East Greenwich, Rhode Island. Narragansett has a proposal before the Rhode Island Energy Facilities Siting Board (EFSB) to upgrade one of the lines and relocate the lines on the existing right of way. The plaintiffs allege that fear of health risks from exposure to high voltage power lines has devalued their property and ask for unspecified damages. The plaintiffs have also asked for an injunction to halt the proposed changes to the transmission lines and an order to remove the existing power lines. After preliminary review of the complaint, NEES, Narragansett, and NEPSCo do not expect that the plaintiffs will prevail. The EFSB has recently concluded hearings on Narragansett's proposal to upgrade and relocate the transmission lines and a decision is expected shortly.
    Bills had been introduced in the Rhode Island legislature to require that transmission lines be placed underground. In July 1993, two bills passed by the legislature restricting the construction of overhead transmission lines were vetoed by the governor. A similar bill was introduced in 1994 and was rejected by the legislature. EMF-related legislation has also been introduced in Massachusetts.
Clean Air Requirements
- ----------------------
    NEP produces approximately 50 percent of its electricity at eight older thermal generating units located in Massachusetts. Six of the units are fueled by coal and the other two are fueled by oil and natural gas. The 1990 amendments to the federal Clean Air Act require a significant reduction in the nation's sulfur dioxide
(SO2) and nitrogen oxide (NOx) emissions by the year 2000.
    Under the amendments pertaining to SO2 emissions, NEP expects to be included in Phase 1 of the acid rain provisions that will become effective in 1995. NEP is also subject to the Massachusetts SO2 acid rain law that will become effective in 1995, and Phase 2 of the federal acid rain requirements, that will become effective in 2000.
    In connection with requirements that relate to NOx emissions, state environmental agencies in ozone non-attainment areas were required to develop regulations (also known as Reasonably Available Control Technology requirements, or RACT) that will become effective in 1995 to address the first phase of ozone air quality attainment. These regulations were adopted in Massachusetts in September 1993. The RACT regulations require control technologies (such as low NOx burners) to reduce NOx emissions, an ozone precursor. Additional control measures may be necessary to ensure attainment of the ozone standard. These measures would have to be developed by the states in 1994 and fully implemented by NEP no later than 1999. The extent of these additional control measures is unknown at this time, but could range from minor additions to the RACT requirements to extensive emission reduction requirements, such as costly add-on controls or fuel switching. Should the 1999 ozone attainment requirements be extensive, or additional Clean Air Act or other environmental requirements be imposed, continued operation of certain existing generating units beyond 1999 could be uneconomical. NEP believes that premature retirement of substantially all of its older thermal generating units would cause substantial rate increases.
    It is estimated that NEP will incur one-time operation and maintenance costs totaling approximately $25 million and capital costs totaling approximately $120 million by 1995, of which approximately $10 million and $68 million, respectively, had been spent through June 1994, to comply with SO2 and NOx requirements that will become effective in 1995. In addition, NEP expects to incur increased fuel costs ranging from approximately $10 million to $20 million, depending on fuel market conditions, by 1995, as a result of federal and state clean air requirements.
    The generation of electricity from fossil fuels may emit trace amounts of hazardous air pollutants as defined in the Clean Air Act Amendments of 1990. The Act mandates a study of the potential dangers of hazardous air pollutant emissions from electric utility plants. Such research is currently under way and is expected to be complete in 1995. The study conclusions could result in new emission standards and the need for additional costly controls on NEP plants. At this time, NEES and its subsidiaries cannot estimate the impact that findings of this research might have on operations.

Competitive Conditions
- ----------------------
    The electric utility business is being subjected to increasing competitive pressures, stemming from a combination of trends, including increasing electric rates, improved technologies, and new regulations and legislation intended to foster competition. Recently, this competition has been most prominent in the bulk power market in which non-utility generating sources have noticeably increased their market share. For example, in 1984, less than 1 percent of NEP's capacity was supplied by non-utility generation sources. By the end of 1993, non-utility power purchases accounted for 380 MW, or 7 percent, of NEP's total capacity. In addition to competition from non-utility generators, the presence of excess generating capacity in New England has resulted in the sale of bulk power by utilities at prices less than the total costs of owning and operating such generating capacity. However, in July 1994, a new all-time regional and system peak occurred which will have the effect of reducing the near-term level of this excess generating capacity in New England.

    Electric utilities are also facing increased competition in the retail market. Currently, retail competition comes primarily from alternative fuel suppliers (principally natural gas companies) for heating and cooling, customer-owned generation to displace purchases from electric utilities, and direct competition among electric utilities to attract major new manufacturing facilities to their service territories. In the future, the potential exists for electric utilities and non-utility generators to sell electricity to retail customers of other electric utilities without regard to franchised service territories. For example, the California Public Utilities Commission recently announced a proposal that would give certain large retail customers, by the year 1996, and all other retail customers, by the year 2002, the option of selecting their electricity provider. Power purchased from another provider would still be delivered over the local utility's transmission network which, under the proposal, would be subject to broader access. Other states, including several New England states, have considered or are in the process of considering options to foster increased competition.
    The NEES companies are responding to current and anticipated competitive pressures in a variety of ways, including cost control and a corporate reorganization into separate retail and wholesale business units. The wholesale business unit is positioning itself for increased competition through such means as terminating certain purchased power contracts, shutdowns of uneconomic generating stations, as well as rapid amortization of certain plant assets. Specifically, NEP's rates currently include approximately $100 million per year associated with the recovery of certain Seabrook 1 costs under a 1988 rate settlement and coal conversion expenditures at NEP's Salem Harbor station. The recovery of these costs will be completed prior to the end of 1995. The retail business unit's response to competition includes the development of value-added services for customers and the offering of economic development rates to encourage businesses to locate in our service territory. Pursuant to its recent rate agreement, Massachusetts Electric was able to change the standard terms under which it offers service to commercial and industrial customers to extend the notice period a customer must give before purchasing electricity from others or generating any additional electricity for the customer's own use from one year to two years. In addition, Massachusetts Electric offered, and Narragansett has recently received approval to begin offering, a discount from base rates in return for a contract requiring a customer to provide five years written notice before purchasing electricity from others or generating any additional electricity for the customer's own use. The discount is available to Massachusetts Electric customers with average monthly peak demands over 500 kilowatts, and Narragansett customers with average monthly peak demands over 200 kilowatts.

    The FERC ruled in 1992, in a proceeding not involving NEES subsidiaries, that a utility may recover from a wholesale requirements customer, any legitimate, prudent, and verifiable costs that the utility had incurred based on a reasonable expectation that it would continue to sell requirements service to the customer. The FERC has referred to such costs as "stranded costs". On appeal, the United States Court of Appeals for the District of Columbia Circuit has questioned whether allowing utilities to recover stranded costs is anti-competitive and the Court remanded the case back to the FERC for further proceedings and development of the competitive issues. In a separate development, the FERC issued a notice of proposed rule-making on the recovery of investment costs stranded as a result of increased competition.
    Electric utility rates are generally based on a utility's costs. Therefore, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. These accounting rules require regulated entities, in appropriate circumstances, to establish regulatory assets and liabilities, which defer the income statement impact of certain costs that are expected to be recovered in future rates. The effects of competition could ultimately cause the operations of the NEES companies, or a portion thereof, to cease meeting the criteria for application of these accounting rules. While the

NEES companies do not expect to cease meeting these criteria in the near future, if this were to occur, accounting standards of enterprises in general would apply and immediate recognition of any previously deferred costs would be necessary in the year in which these criteria were no longer applicable. In addition, if, because of competition, utilities are unable to recover all of their costs in rates, it may be necessary to write off those costs that are not recoverable.

Liquidity and Capital Resources
- -------------------------------
    Plant expenditures in the first six months of 1994 amounted to $222 million for the utility subsidiaries, including $95 million related to the Manchester Street Station Repowering project. The necessary funds were primarily provided by net cash from operating activities, after the payment of dividends, and the proceeds of short-term and long-term debt issues.
    The financing activities of NEES subsidiaries for the first six months of 1994 are summarized as follows:
                                     Issues        Retirements
                                     ------        -----------
                                          (In Millions)
Long-term debt
- --------------

   Massachusetts Electric              $20
   Narragansett                         18
   Hydro-Transmission Companies                        $ 6
   NEEI                                                  6
                                       ---             ---
                                       $38             $12
                                       ===             ===

    The interest rate on the new long-term debt issues shown above ranged from 6.91 to 8.08 percent. In August 1994, Massachusetts Electric and Narragansett each issued an additional $5 million of new long-term debt at an interest rate of 8.16 percent. NEP and the retail subsidiaries plan to issue $92 million of additional long-term debt in 1994.
    Net cash from operating activities provided all of the funds necessary for oil and gas expenditures for the first six months of 1994. NEEI's capitalized oil and gas exploration and development costs amounted to $14 million, including $5 million of capitalized interest costs.
    At June 30, 1994, NEES' consolidated subsidiaries had
$96 million of short-term debt outstanding in the form of commercial paper borrowings. NEES and its consolidated subsidiaries currently have lines of credit and standby bond purchase facilities with banks totaling $636 million. These lines of credit are available to provide liquidity support for commercial paper borrowings and for $342 million of NEP's outstanding variable rate mortgage bonds in commercial paper mode and for other corporate purposes. There were no borrowings under these lines of credit at June 30, 1994. Cash balances at June 30, 1994 were approximately $4 million.
    The NEES subsidiaries' major construction project is the repowering of Manchester Street Station, a 140 MW electric generating station in Providence, Rhode Island. Repowering will more than triple the power generation capacity of Manchester Street Station and substantially increase the plant's thermal efficiency. NEP owns a 90 percent interest and Narragansett owns a 10 percent interest in the Manchester Street Station. The total cost for the generating station, scheduled for completion in late 1995, is estimated to be approximately $525 million, including AFDC. In addition, related transmission work, which is the principal responsibility of Narragansett, is estimated to cost approximately $75 million and is scheduled for completion in late 1994. At
June 30, 1994, $263 million, including AFDC, had been spent on the project, which includes the related transmission work. Substantial commitments have been made relative to future planned expenditures for this project.

                   PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
- --------------------------

     Information concerning the approval by the Rhode Island Public Utilities Commission of a rate agreement filed by The Narragansett Electric Company (Narragansett), discussed in Part I of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference and made a part hereof.

Item 4.  Submission of Matters to a Vote of Security-Holders
- ------------------------------------------------------------

     On April 26, 1994, the Annual Meeting of Shareholders was held.

     The shareholders, by a vote of 57,142,706 in favor, 845,468 against, and 723,832 abstaining, approved a Company proposal setting the number of directors at thirteen.

     Directors were elected and received the following votes:

     Director              Votes For      Votes Withheld
     --------              ---------      --------------

     Joan T. Bok           57,500,675        1,143,043
     Paul L. Joskow        57,706,999          936,719
     John M. Kucharski     57,668,749          974,969
     Edward H. Ladd        57,684,660          959,058
     Joshua A. McClure     57,591,641        1,052,077
     Malcolm McLane        57,640,820        1,002,898
     Felix A. Mirando, Jr. 57,603,719        1,039,999
     John W. Rowe          57,495,923        1,147,795
     George M. Sage        57,670,325          973,393
     Charles E. Soule      57,583,773        1,059,945
     Anne Wexler           57,595,379        1,048,339
     James Q. Wilson       57,618,925        1,024,793
     James R. Winoker      57,541,804        1,101,914

     In addition to electing directors, the shareholders, by a vote of 51,369,181 in favor, 5,595,969 against, and 1,746,856 abstaining, approved a Company proposal regarding a Director Share
Plan.

     The shareholders, by a vote of 8,426,415 in favor, 42,994,627 against, and 2,369,243 abstaining, rejected a shareholder proposal regarding a shareholder-designated charitable contributions program.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

     None.

                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1994 to be signed on its behalf by the undersigned thereunto duly authorized.


                                NEW ENGLAND ELECTRIC SYSTEM


                                 s/ Alfred D. Houston

                                Alfred D. Houston
                                Executive Vice President,
                                Authorized Officer, and
                                Principal Financial Officer


Date:  August 9, 1994





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