Form 10-Q
period 1994-09-30
NEW ENGLAND ELECTRIC SYSTEM
filed 1994-11-10
CIK 71297

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


  (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1994

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

                       Yes (X)      No ( )

Common Shares, par value $1 per share, authorized and outstanding:
64,969,652 shares at September 30, 1994.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
- ----------------------------

                  NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                        Statements of Consolidated Income
                           Periods Ended September 30
                                   (Unaudited)
                                              Quarter           Nine Months
                                              -------           -----------
                                         1994      1993      1994       1993
                                         ----      ----      ----       ----
                                                    (In Thousands)
Operating revenue                       $591,633 $576,644 $1,685,617 $1,674,270
                                        -------- -------- ---------- ----------

Operating expenses:
  Fuel for generation                     55,572   59,870    171,350    165,916
  Purchased electric energy              139,279  143,405    379,304    403,598
  Other operation                        123,504  109,439    349,348    374,809
  Maintenance                             36,765   34,966    108,818    109,091
  Depreciation and amortization           80,057   74,719    236,293    229,261
  Taxes, other than income taxes          32,529   30,085     99,044     93,239
  Income taxes                            39,573   41,662    107,528     89,101
                                        -------- -------- ---------- ----------
       Total operating expenses          507,279  494,146  1,451,685  1,465,015
                                        -------- -------- ---------- ----------
       Operating income                   84,354   82,498    233,932    209,255

Other income:
  Allowance for equity funds used during
   construction                            2,540      762      7,221      2,419
  Equity in income of generating companies 2,664    2,221      7,925      8,016
  Other income (expense) - net                46    1,236     (1,468)     2,461
                                        -------- -------- ---------- ----------
       Operating and other income         89,604   86,717    247,610    222,151
                                        -------- -------- ---------- ----------

Interest:
  Interest on long-term debt              23,636   25,303     68,869     76,454
  Other interest                           5,518    1,794     10,098      4,854
  Allowance for borrowed funds used during
   construction                           (2,419)    (814)    (5,234)    (1,852)
                                        -------- -------- ---------- ----------
       Total interest                     26,735   26,283     73,733     79,456
                                        -------- -------- ---------- ----------

Income after interest                     62,869   60,434    173,877    142,695

Preferred dividends of subsidiaries        2,172    3,005      6,525      8,291
Minority interests                         1,846    1,898      5,644      6,141
                                        -------- -------- ---------- ----------

       Net income                       $ 58,851 $ 55,531 $  161,708 $  128,263
                                        ======== ======== ========== ==========

Common shares                         64,969,65264,969,65264,969,652 64,969,652

Net income per common share                $.91     $.85      $2.49      $1.97
Dividends declared per share               $.575    $.560     $1.710     $1.660

   The accompanying notes are an integral part of these financial statements.

             NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                   Statements of Consolidated Income
                   Twelve Months Ended September 30
                              (Unaudited)
                                                 1994         1993
                                                 ----         ----
                                                   (In Thousands)
Operating revenue                             $2,245,325   $2,241,047
                                              ----------   ----------
Operating expenses:
  Fuel for generation                            232,616      230,396
  Purchased electric energy                      503,013      534,135
  Other operation                                466,638      495,065
  Maintenance                                    145,946      155,350
  Depreciation and amortization                  303,663      305,019
  Taxes, other than income taxes                 126,298      121,365
  Income taxes                                   139,551      114,759
                                              ----------   ----------
       Total operating expenses                1,917,725    1,956,089
                                              ----------   ----------
       Operating income                          327,600      284,958

Other income:
  Allowance for equity funds used during construction8,597      3,168
  Equity in income of generating companies        10,925       10,470
  Other income (expense) - net                    (5,063)      (1,072)
                                              ----------   ----------
       Operating and other income                342,059      297,524
                                              ----------   ----------

Interest:
  Interest on long-term debt                      93,193      103,729
  Other interest                                  15,052        6,418
  Allowance for borrowed funds used during
   construction                                   (6,198)      (2,415)
                                              ----------   ----------
       Total interest                            102,047      107,732
                                              ----------   ----------

Income after interest                            240,012      189,792

Preferred dividends of subsidiaries                8,819       10,935
Minority interests                                 7,525        8,565
                                              ----------   ----------

       Net income                             $  223,668   $  170,292
                                              ==========   ==========

Common shares                                 64,969,652   64,969,652

Net income per common share                       $3.44        $2.62
Dividends declared per share                      $2.270       $2.200

The accompanying notes are an integral part of these financial statements.

               NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                        Consolidated Balance Sheets
                                (Unaudited)
                                                   September 30,December 31,
                                  ASSETS               1994         1993
                                  ------               ----         ----
                                                         (In Thousands)
Utility plant, at original cost                    $4,846,064   $4,661,612
 Less accumulated provisions for depreciation and amortization1,595,4131,511,271
                                                   ----------   ----------
                                                    3,250,651    3,150,341
Net investment in Seabrook 1 under rate settlement     55,206      103,344
Construction work in progress                         348,988      228,816
                                                   ----------   ----------
      Net utility plant                             3,654,845    3,482,501
                                                   ----------   ----------
Oil and gas properties, at full cost                1,241,562    1,220,110
 Less accumulated provision for amortization          951,872      884,837
                                                   ----------   ----------
      Net oil and gas properties                      289,690      335,273
                                                   ----------   ----------

Investments:
 Nuclear power companies, at equity                    47,041       46,342
 Other subsidiaries, at equity                         42,354       44,676
 Other investments, at cost                            48,602       28,836
                                                   ----------   ----------
      Total investments                               137,997      119,854
                                                   ----------   ----------
Current assets:
 Cash                                                   4,033        2,876
 Accounts receivable, less reserves of $17,354,000 and
   $14,551,000                                        265,879      275,020
 Unbilled revenues                                     48,875       43,400
 Fuel, materials and supplies, at average cost         86,447       74,314
 Prepaid and other current assets                      64,961       69,004
                                                   ----------   ----------
      Total current assets                            470,195      464,614
                                                   ----------   ----------
Accrued Yankee Atomic costs                           132,920      103,501
Deferred charges and other assets                     298,981      290,135
                                                   ----------   ----------
                                                   $4,984,628   $4,795,878
                                                   ==========   ==========
                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common share equity:
   Common shares, par value $1 per share:
     Authorized - 150,000,000 shares
     Outstanding - 64,969,652 shares               $   64,970   $   64,970
 Paid-in capital                                      736,823       736,823
 Retained earnings                                    778,685       728,075
                                                   ----------   ----------
      Total common share equity                     1,580,478    1,529,868

 Minority interests in consolidated subsidiaries       55,254       55,855
 Cumulative preferred stock of subsidiaries           147,016      147,528
 Long-term debt                                     1,512,499    1,511,589
                                                   ----------   ----------
      Total capitalization                          3,295,247    3,244,840
                                                   ----------   ----------
Current liabilities:
 Long-term debt due within one year                    47,920       12,920
 Short-term debt                                      147,475       71,775
 Accounts payable                                     137,392      128,342
 Accrued taxes                                         24,428       10,332
 Accrued interest                                      19,920       23,278
 Dividends payable                                     35,172       36,950
 Other current liabilities                            133,214      153,812
                                                   ----------   ----------
      Total current liabilities                       545,521      437,409
                                                   ----------   ----------
Deferred federal and state income taxes               716,723      705,026
Unamortized investment tax credits                     97,415       99,355
Accrued Yankee Atomic costs                           132,920      103,501
Other reserves and deferred credits                   196,802      205,747
                                                   ----------   ----------
                                                   $4,984,628   $4,795,878
                                                   ==========   ==========

The accompanying notes are an integral part of these financial statements.

               NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                      Nine Months Ended September 30
                                (Unaudited)
                                                       1994         1993
                                                       ----         ----
                                                         (In Thousands)
Operating Activities:
   Net income                                      $ 161,708    $ 128,263
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                     239,450      232,441
   Deferred income taxes and investment tax credits - net9,804    (27,137)
   Allowance for funds used during construction      (12,455)      (4,271)
   Amortization of unbilled revenues                 (28,305)
   Minority interests                                  5,644        6,141
   Early retirement program                                        23,922
   Decrease (increase) in accounts receivable, net
     and unbilled revenues                             3,666        2,651
   Decrease (increase) in fuel, materials, and supplies(12,133)     4,264
   Increase (decrease) in accounts payable             9,050      (59,846)
   Increase (decrease) in other current liabilities   18,445       35,657
   Other, net                                        (21,121)      49,848
                                                   ---------    ---------
      Net cash provided by operating activities    $ 373,753    $ 391,933
                                                   ---------    ---------

Investing Activities:
   Plant expenditures, excluding allowance for
     funds used during construction                $(327,176)   $(219,030)
   Oil and gas exploration and development           (21,452)     (12,928)
   Other investing activities                        (15,995)       1,417
                                                   ---------    ---------
      Net cash used in investing activities        $(364,623)   $(230,541)
                                                   ---------    ---------

Financing Activities:
   Dividends paid to minority interests            $  (8,416)   $  (7,727)
   Dividends paid on NEES common shares             (110,705)    (105,881)
   Short-term debt                                    75,700      (40,900)
   Long-term debt - issues                            53,000      314,900
   Long-term debt - retirements                      (17,040)    (318,340)
   Preferred stock - issues                                        55,000
   Preferred stock - redemption                         (512)     (35,000)
   Premium on redemption of preferred stock of subsidiaries        (1,231)
   Premium on reacquisition of long-term debt                      (7,355)
                                                   ---------    ---------
      Net cash used in financing activities        $  (7,973)   $(146,534)
                                                   ---------    ---------

Net increase (decrease) in cash and cash equivalents$   1,157   $  14,858

Cash and cash equivalents at beginning of period       2,876        2,768
                                                   ---------    ---------
Cash and cash equivalents at end of period         $   4,033    $  17,626
                                                   =========    =========

Supplementary Information:
   Interest paid less amounts capitalized          $  73,824    $  75,266
                                                   ---------    ---------
   Federal and state income taxes paid             $  82,404    $  99,589
                                                   ---------    ---------

The accompanying notes are an integral part of these financial statements.

                  NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                  Statements of Consolidated Retained Earnings
                           Periods Ended September 30
                                   (Unaudited)
                                               Quarter           Nine Months
                                               -------           -----------
                                          1994      1993     1994        1993
                                          ----      ----     ----        ----
                                                    (In Thousands)
Retained earnings at beginning of period$757,192  $685,398 $ 728,075  $ 684,132
Net income                                58,851    55,531   161,708    128,263
Dividends declared on common shares      (37,358)  (36,384) (111,098)  (107,850)
Premium on redemption of preferred
  stock of subsidiaries                             (1,231)              (1,231)
                                        --------  -------- ---------  ---------
Retained earnings at end of period      $778,685  $703,314 $ 778,685  $ 703,314
                                        ========  ======== =========  =========


                   Consolidated Electric Operating Statistics
                           Periods Ended September 30

                                            Quarter            Nine Months
                                            -------            -----------
                                        1994      1993       1994      1993
                                        ----      ----       ----      ----
                                             (In Thousands of KWH)

Generated at nuclear power plants      413,229   311,983  1,207,259  1,319,753
Generated at system thermal plants   2,629,743 3,177,393  8,539,337  8,467,558
Generated at system hydro plants       228,994   145,013  1,116,801    904,294
Generated at pumped storage plant      119,575   137,042    392,276    411,854
  Less energy for pumping              185,034   189,026    539,501    564,507
                                     --------- --------- ---------- ----------
       Total generated               3,206,507 3,582,405 10,716,172 10,538,952

Nuclear entitlements                   525,668   331,115  1,835,397  1,628,355
Purchased electric energy            2,544,721 2,197,944  6,361,857  6,090,802
                                     --------- --------- ---------- ----------
       Total generated and purchased 6,276,896 6,111,464 18,913,426 18,258,109
Less losses, company use, etc.         350,730   465,388  1,170,956  1,025,713
                                     --------- --------- ---------- ----------
       Total sales                   5,926,166 5,646,076 17,742,470 17,232,396
                                     ========= ========= ========== ==========

   The accompanying notes are an integral part of these financial statements.

                  NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                  Statements of Consolidated Retained Earnings
                           Periods Ended September 30
                                   (Unaudited)

                                                         Twelve Months
                                                         -------------
                                                       1994         1993
                                                       ----         ----
                                                        (In Thousands)
Retained earnings at beginning of period           $ 703,314    $ 677,187
Net income                                           223,668      170,292
Dividends declared on common shares                 (147,481)    (142,934)
Premium on redemption of preferred stock of subsidiaries(816)      (1,231)
                                                   ---------    ---------
Retained earnings at end of period                 $ 778,685    $ 703,314
                                                   =========    =========




                Consolidated Electric Operating Statistics
                     Twelve Months Ended September 30


                                                         Twelve Months
                                                         -------------
                                                       1994         1993
                                                       ----         ----
                                                    (In Thousands of KWH)

Generated at nuclear power plants                  1,584,184    1,563,803
Generated at system thermal plants                11,697,323   11,703,745
Generated at system hydro plants                   1,466,432    1,207,340
Generated at pumped storage plant                    528,780      546,444
 Less energy for pumping                             725,778      747,979
                                                  ----------   ----------
     Total generated                              14,550,941   14,273,353

Nuclear entitlements                               2,404,040    2,336,212
Purchased electric energy                          8,087,697    7,682,408
                                                  ----------   ----------
     Total generated and purchased                25,042,678   24,291,973
Less losses, company use, etc.                     1,742,526    1,376,885
                                                  ----------   ----------
     Total sales                                  23,300,152   22,915,088
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

- ------------------------

    Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. Factors such as the evolving nature of remediation technology and regulatory requirements and the particular characteristics of each site, including, for example the size of the site, the nature and amount of waste disposed at the site, and the surrounding geography and land use, make precise estimates difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by NEES or its subsidiaries. At September 30, 1994, NEES had total reserves for environmental response costs of $51 million and a related regulatory asset of $16 million.

    NEES believes that hazardous waste liabilities for all sites of which it is aware, and which are not covered by a rate agreement, will not be material (10 percent of common equity) to its financial position. Where appropriate, the NEES companies intend to seek recovery from their insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful.


Note B - Purchased Power Contract Dispute
- -----------------------------------------

    On October 26, 1994, New England Power Company (NEP) was sued by Milford Power Limited Partnership (MPLP) in the Superior Court for Worcester County, Massachusetts. MPLP, a venture of Enron Corporation and Jones Capital, owns a 149 MW gas-fired power plant in Milford, Massachusetts. NEP purchases 56 percent of the power output of the facility under a long-term contract with MPLP. MPLP alleges that NEP has engaged in a scheme to cause MPLP and its power plant to fail and has prevented MPLP from finding a long-term buyer for the remaining 44 percent of the facility's output. The complaint includes allegations that NEP has violated the Federal Racketeer Influenced and Corrupt Organizations Act, engaged in unfair or deceptive acts in trade or commerce, and breached contracts. MPLP seeks compensatory damages in an unspecified amount, as well as treble damages. NEP believes that the allegations of wrongdoing are without merit.

Note C
- ------

    In the opinion of the Company, these statements reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of its operations for the periods presented and should be considered in conjunction with the notes to the financial statements in NEES' 1993 Annual Report.

    Item 2. Management's Discussion and Analysis of Financial
    ---------------------------------------------------------
               Condition and Results of Operations
               -----------------------------------
Earnings
- --------
    Earnings for the third quarter of 1994 were $.91 per share, compared to $.85 earned in the third quarter of 1993. Earnings for the first nine months of 1994 were $2.49 per share compared to $1.97 per share earned during the corresponding period in 1993.
    The table below details the principal reasons for these increases in consolidated earnings:
                                        Period ending September 30
                                        --------------------------
                                           3 months     9 months
                                           --------     --------
1993 earnings                               $ .85        $1.97

Increased kilowatthour sales billed
 to ultimate customers                        .10          .18

Decreased purchased power charges
 excluding fuel                               .09          .11

Increased other operation and maintenance
(excluding 1993 one-time charges
 listed below)                               (.15)        (.24)

1994 effects of retail companies' rate
 agreements:
  General rate reduction/service
   extension discounts                       (.08)        (.22)
  Unbilled revenue amortization               .12          .26
  1994 unbilled revenue - seasonal change    (.06)        (.08)

1993 One-time charges:
  Manufactured gas waste reserves                          .21
  Organizational review                                    .27

Other impacts on earnings                     .04          .03
                                            -----        -----
1994 earnings                               $ .91        $2.49
                                            =====        =====

    Kilowatthour (KWH) sales to ultimate customers increased 3.3 percent and 2.0 percent in the third quarter and first nine months of 1994. These increases reflect weather conditions and an improving economy, partially offset by the reduction of one billing day due to meter reading schedules.
    The decrease in purchased power costs primarily reflects overhauls and refueling shutdowns of partially owned nuclear power suppliers in the third quarter of 1993. The increase in operation and maintenance costs reflects increased computer system development costs, increased pension and other retiree benefit costs, and general increases in other areas. New England Power Company (NEP) estimates that it will incur increased costs of approximately $10 million in the fourth quarter of 1994 in connection with overhauls of wholly owned generating units, in part to achieve compliance with the Clean Air Act. (See Clean Air Requirements section).
    The retail rate agreements were implemented over the last twelve months by Massachusetts Electric Company (Massachusetts Electric) and The Narragansett Electric Company (Narragansett). Included in these rate agreements is a temporary rate reduction by Massachusetts Electric which ended on October 31, 1994, and for both companies, provisions for the recognition of revenues for electricity delivered but not yet billed (unbilled revenues). In addition, the rate agreements provide a 5 percent discount from base rates to certain large commercial and industrial customers. For a further discussion of these rate agreements, see the Rate Activity section.
    Earnings for the twelve months ended September 30, 1994 were $3.44 per share, which includes a one-time increase to fourth quarter 1993 earnings of $.19 per share related to the reversal of certain reserves and other effects of the Massachusetts Electric rate agreement. The agreement resolved the issue of rate recovery of environmental response costs for Massachusetts manufactured gas locations, certain storm restoration costs, and other costs previously charged to expense.

Rate Activity
- -------------
    In 1993, the Massachusetts Department of Public Utilities
(MDPU) approved a rate agreement filed by Massachusetts Electric, the Massachusetts Attorney General, and two groups of large commercial and industrial customers.
    Under the agreement, effective December 1, 1993, Massachusetts Electric began implementing an 11 month general rate decrease of $26 million (annual basis), from the level of rates then in effect. This rate reduction continued in effect through October 31, 1994, at which time rates increased to the previously approved levels.
    The agreement also provided for rate discounts totaling up to $4 million on an annual basis available for the period ended

October 31, 1994 for large commercial and industrial customers who signed agreements to give a five year notice to Massachusetts Electric before they purchase power from another supplier or generate any additional power themselves. The notice provision may be reduced from five to three years under certain conditions.
These discounts increased in November 1994 to an annual level of $11 million, representing a 5 percent discount on base rates, if all eligible customers sign agreements. Customers representing approximately 87 percent of all eligible revenues have signed agreements. Massachusetts Electric also agreed not to increase its base rates before October 1, 1995. These decreases in revenues are being offset by the recognition, for accounting purposes, of unbilled revenue. The agreement provided that unbilled revenue at September 30, 1993 of approximately $35 million would be amortized over thirteen months commencing December 1, 1993.
    The agreement also resolved all rate recovery issues associated with environmental remediation costs of Massachusetts manufactured gas waste sites formerly owned by Massachusetts Electric and its affiliates, as well as certain other Massachusetts Electric environmental cleanup costs (see Hazardous Waste section).
    In July 1994, the Rhode Island Public Utilities Commission approved a rate agreement between Narragansett and the Rhode Island Division of Public Utilities and Carriers that provides for a 5 percent base rate discount, excluding fuel costs, for

Narragansett's large commercial and industrial customers who sign an agreement to give a five year notice to Narragansett before they purchase power from another supplier or generate any additional power themselves. The notice provision may be reduced from five to three years under certain conditions. The amount of the discount, if all eligible customers sign agreements, is approximately $4 million per year. Customers representing approximately 63 percent of all eligible revenues have signed agreements. The agreement also provides for Narragansett to recognize unbilled revenues for accounting purposes. Unbilled revenues at December 31, 1993 of approximately $14 million are being amortized to income over a twenty-one month period beginning April 1994 through December 1995. Narragansett began recording the effects of this rate agreement in the third quarter of 1994.
    In 1993, a new accounting standard for postretirement benefits other than pensions (PBOPs) went into effect that requires employers to establish a liability for the expected costs of PBOPs during the working years of employees instead of recording such costs when paid. Each of the New England Electric System (NEES) subsidiaries has received regulatory approval to recover the effect of this standard on a current and/or deferred basis. The Federal Energy Regulatory Commission (FERC) has allowed NEP to defer increased costs resulting from this new standard, pending its next rate filing so long as such filing occurs before the end of 1995.

Accordingly, the NEES subsidiaries recovered approximately $5 million in rates in 1993 and are recovering approximately $9 million in 1994. The total amount of PBOP costs deferred for future recovery at September 30, 1994 was approximately $37 million, including $4 million during the third quarter of 1994.
    NEP has in the past, and is continuing to recover in rates amounts billed to it by Yankee Atomic Electric Company (Yankee Atomic) for decommissioning costs associated with Yankee Atomic's retired nuclear power plant. NEP is a 30 percent owner of Yankee Atomic and was a purchaser of 30 percent of the output of the unit prior to its retirement. Yankee Atomic's recovery of such costs is in accordance with a 1992 settlement agreement it reached in a FERC rate proceeding. Yankee Atomic recently announced a new decommissioning cost estimate that, subject to certain approvals by the Nuclear Regulatory Commission and in turn by the FERC, would increase billings to NEP by approximately $11 million per year. This increase in the cost primarily reflects the unavailability of permanent repositories for both low-level and high-level nuclear waste.
    NEP has recorded an estimate of its entire future payment obligations to Yankee Atomic as a liability on its balance sheet as well as an offsetting regulatory asset reflecting its expected future rate recovery of such costs. These higher estimated decommissioning costs for Yankee Atomic have been reflected in the amounts recorded on NEP's books at September 30, 1994.

    Although NEP does not currently have a rate case pending, it has initiated discussions of future rate levels with the parties that usually participate in its rate proceedings.

Hydroelectric Generating Station Relicensing
- --------------------------------------------
    The term of the FERC license for NEP's Deerfield River Hydroelectric Project expired at the end of 1993. NEP filed an application for a new license in 1991, which is still under review. An annual license is granted to NEP until a final determination is made on the application. Several advocacy groups intervened proposing operational modifications. On October 5, 1994, NEP and 12 advocacy groups and government agencies signed a settlement agreement, providing minimum flows, fish passage facilities, wildlife enhancements, and conservation easements on over 17,000 acres of NEP land. The cost of these measures is currently estimated at $25 million to $30 million over the proposed 40 year term of the new license, principally for replacement power costs associated with providing minimum water flows. The agreement is subject to the granting of a FERC license and the states of Vermont and Massachusetts issuing Water Quality Certifications with conditions consistent with the settlement agreement.

Demand-Side Management Programs
- -------------------------------
    The retail companies file their conservation and load management programs, also referred to in the industry as demand-side management (DSM) programs, regularly with their respective regulatory agencies and have received approval to recover in rates estimated DSM expenditures on a current basis. The rates provide for reconciling estimated expenditures to actual DSM expenditures, with interest. Expenditures subject to the reconciliation mechanism were $35 million in the first nine months of 1994 and $62 million for the full year 1993. Since 1990, the retail companies have been allowed to earn incentives based on the results of their DSM programs. Before incentives are recorded, the retail companies must be able to demonstrate to their respective state regulatory agencies the electricity savings produced by their DSM programs. During 1993, the retail companies recorded a total of $7.3 million of incentives, before tax, including $2 million in the first nine months. No incentives were recorded during the first nine months of 1994. The retail companies have received regulatory orders that will give them the opportunity to continue to earn incentives on 1994 DSM program results.

Operating Revenue
- -----------------

    The following table summarizes the changes in operating

revenue:

            Increase (Decrease) in Operating Revenue

                            Third Quarter      Nine Months
                            -------------     ------------
                             1994 vs 1993     1994 vs 1993
                            -------------     ------------
                                     (In Millions)
Sales Growth to ultimate
 customers                       $11             $ 20

General rate reduction/service
 extension discounts              (9)             (23)

Unbilled revenues recognized
 under rate agreements            12               28

Change in accrued unbilled
 revenue                          (6)              (9)

Other                              7               (5)
                                 ---             ----
                                 $15             $ 11
                                 ===             ====
    KWH sales to ultimate customers in the third quarter and first nine months of 1994 increased by 3.3 and 2.0 percent, respectively, over the same periods last year. Sales growth primarily reflects weather conditions and an improving economy, partially offset in the first nine months of 1994 by a reduction of one billing day due to meter reading schedules. KWH sales in 1994 are expected to increase in the range of 2.0 to 2.5 percent as compared to 1993.
    For a discussion of general rate reduction/service extension discounts and unbilled revenues, see Rate Activity section.

Operating Expenses
- ------------------
    The following table summarizes the changes in operating expenses during the period:
         Increase (Decrease) in Total Operating Expenses

                                  Third Quarter     Nine Months
                                  -------------    ------------
                                   1994 vs 1993    1994 vs 1993
                                  -------------    ------------
                                          (In Millions)

   Total fuel costs                     $ 1            $ (6)

   Purchased energy excluding fuel       (9)            (12)

   Other operation and maintenance       16             (26)

   Depreciation and amortization          5               7

   Taxes                                  -              24
                                        ---            ----
                                        $13            $(13)
                                        ===            ====
    Total fuel costs represents fuel for generation and the portion of purchased electric energy permitted to be recovered through NEP's fuel adjustment clause. Purchased energy excluding fuel represents the remainder of purchased electric energy costs. The decrease in fuel costs for the first nine months of 1994 reflects reduced alternate energy purchases. The decrease in purchased energy excluding fuel reflects overhauls and refueling shutdowns of partially owned nuclear power suppliers in the third quarter of 1993.

    The increase in other operation and maintenance expense for the third quarter reflects increased computer system development costs, increased pension and other retiree benefit costs, and general increases in other areas. The decrease in other operation and maintenance expense for the first nine months of 1994 reflects 1993 one-time charges of $22 million in the second quarter for Massachusetts gas waste liabilities, and $28 million associated with an early retirement offer and special severance program recorded in the first quarter, as well as decreased uninsured claims in 1994. These decreases were partially offset in the first nine months of 1994 by increases in the same areas of other operation and maintenance expenses that increased in the third quarter of 1994. The increase in depreciation and amortization expense reflects increased amortization of the net investment in the Seabrook 1 Nuclear Unit (Seabrook 1), increased charges for dismantlement of a previously retired generating station, and depreciation of new plant investment. The increase for the nine month period was partially offset by decreased oil and gas amortization due to decreased production.
    The increase in taxes for the first nine months of 1994 is primarily due to increased income and increased property taxes.

Allowance For Funds Used During Construction (AFDC)
- --------------------------------------------------
    AFDC increased for the third quarter and first nine months of 1994 due to increased construction work in progress, principally associated with the repowering of the Manchester Street Station
(see Liquidity and Capital Resources section).

Interest Expense
- ----------------
    The decrease in interest expense on long-term debt for the first nine months of 1994 is primarily due to significant refinancings of corporate debt at lower interest rates during 1993.

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

Proposal to Acquire Nantucket Electric Company
- ----------------------------------------------
    In September 1994, the board of directors of the Nantucket Electric Company (Nantucket Electric) agreed in principle to be acquired by NEES subject to completing a definitive agreement. The total purchase price is approximately $3.5 million. Earlier in the year, NEES subsidiaries and Nantucket Electric entered into independent agreements for the construction of an undersea cable from Harwich, Massachusetts on Cape Cod to Nantucket Island, and for the long-term electric power supply to the island.
Construction of the undersea cable will begin in 1996 and is expected to be fully operational by mid 1997.

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

    Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. Factors such as the evolving nature of remediation technology and regulatory requirements and the particular characteristics of each site, including, for example the size of the site, the nature and amount of waste disposed at the site, and the surrounding geography and land use, make precise estimates difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by NEES or its subsidiaries. At September 30, 1994, NEES had total reserves for environmental response costs of $51 million and a related regulatory asset of $16 million.
     NEES believes that hazardous waste liabilities for all sites of which it is aware, and which are not covered by a rate agreement, will not be material (10 percent of common equity) to its financial position. Where appropriate, the NEES companies intend to seek recovery from their insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful.

Electric and Magnetic Fields (EMF)
- ---------------------------------
    In recent years, concerns have been raised about whether EMF, which occur near transmission and distribution lines as well as near household wiring and appliances, cause or contribute to adverse health effects. Numerous studies on the effects of these fields, some of them sponsored by electric utilities (including NEES companies), have been conducted and are continuing. Some of the studies have suggested associations between certain EMF and various types of cancer, while other studies have not substantiated such associations. In February 1993, the EPA called for significant additional research on EMF. In July 1994, a study by a University of Southern California professor suggested an association between EMF and Alzheimer's disease. It is impossible to predict the ultimate impact on NEES subsidiaries and the electric utility industry if further investigations were to demonstrate that the present electricity delivery system is contributing to increased risk of cancer or other health problems.
    Many utilities, including the NEES companies, have been contacted by customers regarding a potential relationship between EMF and adverse health effects. To date, no court in the United States has ruled that EMF from electrical facilities cause adverse health effects and no utility has been found liable for personal injuries alleged to have been caused by EMF. In any event, the NEES companies believe that they have adequate insurance coverage.
    Several state courts have recognized a cause of action for damage to property values in transmission line condemnation cases based on the fear that power lines cause cancer. It is difficult to predict what impact there would be on the NEES companies if this cause of action is recognized in the states in which NEES companies operate and in contexts other than condemnation cases.
    A lawsuit concerning the proposed expansion of a transmission line was filed on April 28, 1994 against NEES, Narragansett, and NEPSCo, in the Superior Court of Rhode Island by certain residents of property which borders existing Narragansett transmission lines in East Greenwich, Rhode Island. The plaintiffs alleged that fear of health risks from exposure to high voltage power lines had devalued their property and ask for unspecified damages. All claims in this case relating to damages from existing lines were dismissed with prejudice. NEES has been informed that another resident is contemplating a similar suit. Narragansett recently received approval from the Rhode Island Energy Facility Siting Board to construct a new line and relocate an existing line on the existing right of way.
    Bills had been introduced in the Rhode Island legislature to require that transmission lines be placed underground. In July 1993, two bills passed by the legislature restricting the construction of overhead transmission lines were vetoed by the governor. A similar bill was introduced in 1994 and was rejected by the legislature. Legislation has been introduced in Massachusetts that, if passed, would require state agencies to study existing EMF-related research and make recommendations for further legislation.
Clean Air Requirements
- ----------------------
    NEP produces approximately 50 percent of its electricity at eight older thermal generating units located in Massachusetts. Six of the units are fueled by coal and the other two are fueled by oil and natural gas. The 1990 amendments to the federal Clean Air Act require a significant reduction in the nation's sulfur dioxide
(SO2) and nitrogen oxide (NOx) emissions by the year 2000.
    Under the amendments pertaining to SO2 emissions, NEP expects to be included in Phase 1 of the acid rain provisions that will become effective in 1995. NEP is also subject to the Massachusetts SO2 acid rain law that will become effective in 1995, and Phase 2 of the federal acid rain requirements, that will become effective in 2000.
    In connection with requirements that relate to NOx emissions, state environmental agencies in ozone non-attainment areas were required to develop regulations (also known as Reasonably Available Control Technology requirements, or RACT) that will become effective in 1995 to address the first phase of ozone air quality attainment. These regulations were adopted in Massachusetts in September 1993. The RACT regulations require control technologies (such as low NOx burners) to reduce NOx emissions, an ozone precursor. Additional control measures may be necessary to ensure attainment of the ozone standard. These measures would have to be developed by the states in 1994 and fully implemented by NEP no later than 1999. The extent of these additional control measures is unknown at this time, but could range from minor additions to the RACT requirements to extensive emission reduction requirements, such as costly add-on controls or fuel switching. Should the 1999 ozone attainment requirements be extensive, or additional Clean Air Act or other environmental requirements be imposed, continued operation of certain existing generating units beyond 1999 could be uneconomical. NEP believes that premature retirement of substantially all of its older thermal generating units would cause substantial rate increases.
    NEP estimates that it will incur one-time operation and maintenance costs totaling approximately $25 million and capital costs totaling approximately $120 million through 1995, of which approximately $12 million and $78 million, respectively, had been spent through September 1994, to comply with SO2 and NOx requirements that will become effective in 1995. In addition, NEP expects to incur increased fuel costs of approximately $10 million to $20 million annually, depending on fuel market conditions, by 1995, as a result of federal and state clean air requirements.
    The generation of electricity from fossil fuels may emit trace amounts of hazardous air pollutants as defined in the Clean Air Act Amendments of 1990. The Act mandates a study of the potential dangers of hazardous air pollutant emissions from electric utility plants. Such research is currently under way and is expected to be complete in 1995. The study conclusions could result in new emission standards and the need for additional costly controls on NEP plants. At this time, NEES and its subsidiaries cannot estimate the impact that findings of this research might have on operations.

Purchased Power Contract Dispute
- --------------------------------
    On October 26, 1994, NEP was sued by Milford Power Limited Partnership (MPLP) in the Superior Court for Worcester County, Massachusetts. MPLP, a venture of Enron Corporation and Jones Capital, owns a 149 MW gas-fired power plant in Milford, Massachusetts. NEP purchases 56 percent of the power output of the facility under a long-term contract with MPLP. MPLP alleges that NEP has engaged in a scheme to cause MPLP and its power plant to fail and has prevented MPLP from finding a long-term buyer for the remaining 44 percent of the facility's output. The complaint includes allegations that NEP has violated the Federal Racketeer Influenced and Corrupt Organizations Act, engaged in unfair or deceptive acts in trade or commerce, and breached contracts. MPLP seeks compensatory damages in an unspecified amount, as well as treble damages. NEP believes that the allegations of wrongdoing are without merit.

Competitive Conditions
- ----------------------
    The electric utility business is being subjected to increasing competitive pressures, stemming from a combination of trends, including increasing electric rates, improved technologies, and new regulations and legislation intended to foster competition. To date, this competition has been most prominent in the bulk power market in which non-utility generating sources have noticeably increased their market share. For example, in 1984, less than 1 percent of NEP's capacity was supplied by non-utility generation sources. By the end of 1993, non-utility power purchases accounted for 380 MW, or 7 percent, of NEP's total capacity. In addition to competition from non-utility generators, the presence of excess generating capacity in New England has resulted in the sale of bulk power by utilities at prices below the total costs of owning and operating such generating capacity. However, in July 1994, a new all-time regional and System peak occurred which will have the effect of reducing the near-term level of this excess generating capacity in New England.
    Electric utilities are also facing increased competition in the retail market. Currently, retail competition comes primarily from alternative fuel suppliers (including natural gas companies) for heating and cooling, customer-owned generation to displace purchases from electric utilities, and direct competition among electric utilities to attract major new manufacturing facilities to their service territories. Some state regulatory agencies, other entities, and individuals have developed proposals under which electric utilities and non-utility generators may sell electricity to retail customers of other electric utilities without regard to franchised service territories. For example, the California Public Utilities Commission recently announced a proposal that would give certain large retail customers, by the year 1996, and all other retail customers, by the year 2002, the option of selecting their electricity provider. Power purchased from another provider would still be delivered over the local utility's transmission network which, under the proposal, would be subject to broader access. Other states, including several New England states, federal agencies regulating the NEES companies, and state and federal legislative bodies have considered or are in the process of considering options to foster increased competition.
    The NEES companies are responding to current and anticipated competitive pressures in a variety of other ways, including cost control and a corporate reorganization into separate retail and wholesale business units. The wholesale business unit is positioning itself for increased competition through such means as terminating certain purchased power and gas pipeline contracts, shutdowns of uneconomic generating stations, as well as rapid amortization of certain plant assets. Specifically, NEP's rates currently include approximately $100 million per year associated with the recovery of certain Seabrook 1 costs under a 1988 rate settlement and coal conversion expenditures at NEP's Salem Harbor station. The recovery of these costs will be completed prior to the end of 1995. The retail business unit's response to competition includes the development of comprehensive value-added services customized to customers' needs and the offering of economic development rates to encourage businesses to locate in our service territory. Further, pursuant to its recent rate agreement, Massachusetts Electric was able to change the standard terms under which it offers service to commercial and industrial customers to extend the notice period a customer must give before purchasing electricity from others or generating any additional electricity for the customer's own use from one year to two years. In addition, Massachusetts Electric and Narragansett are offering a discount from base rates in return for a contract requiring a customer to provide five years written notice before purchasing electricity from others or generating any additional electricity for the customer's own use (the notice provision may be reduced from five to three years under certain conditions). The discount is available to Massachusetts Electric customers with average monthly peak demands over 500 kilowatts, and Narragansett customers with average monthly peak demands over 200 kilowatts.
    Observers of the electric utility business have recommended various (and sometimes conflicting) strategies for electric utilities to deal with these competitive pressures. These suggestions include business combinations with other companies, restructurings involving separation or sales of portions of the retail and/or wholesale businesses, and diversification into unrelated businesses. For example, the NEES companies have proposed one possible framework for increasing customer choice of suppliers and achieving environmental goals, while preserving shareholder value. This increase in customer choice could decrease the value of generation related assets and purchased power contracts. However, the replacement value of transmission assets likely far exceeds their historic cost. The NEES companies have suggested that utilities should have the ability to offset this decrease in the value of generation related assets by realizing the higher value of transmission assets. As one part of this possible framework, the NEES companies have stated that, in order to accomplish this realization, they would be willing to consider selling their transmission system at replacement cost to entities not in the generation business. This sale would facilitate the transition to a fully competitive generating market. As part of their routine long-term planning process, the NEES companies may, from time to time, be engaged in analysis, either internally or with third parties, of these and other strategies.
    The FERC ruled in 1992, in a proceeding not involving NEES subsidiaries, that a utility may recover from a wholesale requirements customer, any legitimate, prudent, and verifiable costs that the utility had incurred based on a reasonable expectation that it would continue to sell requirements service to the customer. The FERC has referred to such costs as "stranded costs". On appeal, the United States Court of Appeals for the District of Columbia Circuit has questioned whether allowing utilities to recover stranded costs is anti-competitive and the Court remanded the case back to the FERC for further proceedings and development of the competitive issues. In a separate development, the FERC issued a notice of proposed rule-making on the recovery of investment costs stranded as a result of increased competition.
    Electric utility rates are generally based on a utility's costs. Therefore, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. These accounting rules require regulated entities, in appropriate circumstances, to establish regulatory assets and liabilities, which defer the income statement impact of certain costs that are expected to be recovered in future rates. The effects of competition could ultimately cause the operations of the NEES companies, or a portion thereof, to cease meeting the criteria for application of these accounting rules. While the NEES companies do not expect to cease meeting these criteria in the near future, if this were to occur, accounting standards of enterprises in general would apply and immediate recognition of any previously deferred costs would be necessary in the year in which these criteria were no longer applicable. In addition, if, because of competition, utilities are unable to recover all of their costs in rates, it may be necessary to write off those costs that are not recoverable.

Liquidity and Capital Resources
- -------------------------------
    Plant expenditures in the first nine months of 1994 amounted to $327 million for the utility subsidiaries, including $138 million related to the Manchester Street Station Repowering project. The necessary funds were primarily provided by net cash from operating activities, after the payment of dividends, and the proceeds of short-term and long-term debt issues.
    The financing activities of NEES subsidiaries for the first nine months of 1994 are summarized as follows:
                                    Long-term       Long-term
                                      Debt            Debt
                                     Issues        Retirements
                                    ---------      -----------
                                          (In Millions)

   Massachusetts Electric              $25
   Narragansett                         23
   New England Power                     5
   Hydro-Transmission Companies                        $ 9
   NEEI                                                  8
                                       ---             ---
                                       $53             $17
                                       ===             ===

    The interest rates on the new long-term debt issues shown above ranged from 6.91 to 8.53 percent. In addition, NEP and the retail subsidiaries issued $21 million of long-term debt in November 1994 at interest rates ranging from 8.33 percent to 8.85 percent and plan to issue $70 million of additional long-term debt by the end of 1994 or early 1995.
    Net cash from operating activities provided all of the funds necessary for oil and gas expenditures for the first nine months of 1994. NEEI's capitalized oil and gas exploration and development costs amounted to $21 million, including $7 million of capitalized interest costs.
    At September 30, 1994, NEES' consolidated subsidiaries had $147 million of short-term debt outstanding including $129 million in the form of commercial paper borrowings. NEES and its consolidated subsidiaries currently have lines of credit and standby bond purchase facilities with banks totaling $641 million. These lines of credit are available to provide liquidity support for commercial paper borrowings and for $342 million of NEP's outstanding variable rate mortgage bonds in commercial paper mode and for other corporate purposes. Outstanding borrowings under these lines of credit at September 30, 1994 were $18 million. Cash balances at September 30, 1994 were approximately $4 million.
    The NEES subsidiaries' major construction project is the repowering of Manchester Street Station, a 140 MW electric generating station in Providence, Rhode Island. Repowering will more than triple the power generation capacity of Manchester Street Station and substantially increase the plant's thermal efficiency. NEP owns a 90 percent interest and Narragansett owns a 10 percent interest in the Manchester Street Station. The total cost for the generating station, scheduled for completion in late 1995, is estimated to be approximately $525 million, including AFDC. In addition, related transmission work was estimated to cost $75 million. At September 30, 1994, a total of $310 million, including AFDC, had been spent on the project including the related transmission work. The transmission facilities were in service at September 30, 1994, although all costs related to such work had not yet been incurred. Substantial commitments have been made relative to future planned expenditures for this project.

                   PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
- --------------------------

     Information concerning a suit by Milford Power Limited Partnership against the Company's subsidiary, New England Power Company (NEP) filed on October 25, 1994, discussed in Part I of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference and made a part hereof.

     Information concerning dismissal of a lawsuit filed against the Company and its subsidiary, The Narragansett Electric Company (Narragansett) on October 28, 1994, by residents of property which borders existing Narragansett transmission lines in East Greenwich, Rhode Island, discussed in Part I of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference and made a part hereof.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

     The Company filed a report on Form 8-K dated October 27, 1994, containing Item 5, Other Events.

     The Company is filing Financial Data Schedules.

                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1994 to be signed on its behalf by the undersigned thereunto duly authorized.

                               NEW ENGLAND ELECTRIC SYSTEM


                               s/ Alfred D. Houston

                               Alfred D. Houston
                               Executive Vice President,
                               Authorized Officer, and
                               Principal Financial Officer


Date:  November 10, 1994





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