Form 10-Q/A
period 1994-09-30
NEW ENGLAND ELECTRIC SYSTEM
filed 1995-04-24
CIK 71297

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            FORM 10-Q

                         AMENDMENT NO. 1

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


Massachusetts
(State or other
jurisdiction of
incorporation or
organization)

04-1663060
(I.R.S. Employer
Identification No.)
       25 Research Drive, Westborough, Massachusetts 01582
(Address of principal executive offices)

Registrant's telephone number, including area code
                         (508) 366-9011

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

     The undersigned registrant hereby amends its Quarterly
Report on Form 10-Q for the quarterly period ended September 30, 1994 by adding Exhibit 18 to Part II - Item 6 Exhibits and
Reports on Form 8-K. Part II - Item 6 is restated in its entirety below:


       PART II - Item 6.  Exhibits and Reports on Form 8-K

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

     The Company is filing the following exhibit:

     18   Coopers & Lybrand Preferability Letter re:  The
     Narragansett Electric Company accounting change for unbilled revenues.

     The Company filed a report on Form 8-K dated October 27,
1994, containing Item 5, Other Events.

     The Company is filing Financial Data Schedules.

                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-Q for the quarter ended September 30, 1994 to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NEW ENGLAND ELECTRIC SYSTEM


                                   s/Alfred D. Houston
                                   ____________________________
                                   Alfred D. Houston
                                   Executive Vice President,
                                   Authorized Officer, and
                                   Principal Financial Officer


Date:  April 24, 1995



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