Form 10-Q
period 1995-03-31
NEW ENGLAND ELECTRIC SYSTEM
filed 1995-05-10
CIK 71297

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


         (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

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

              Registrant's telephone number, including area code
                                 (508-389-2000)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes (X)      No ( )

Common Shares, par value $1 per share, authorized and outstanding:
64,969,652 shares at March 31, 1995.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
- ----------------------------

                         NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                               Statements of Consolidated Income
                                    Periods Ended March 31
                                          (Unaudited)
                                                   Three Months            Twelve Months
                                                   ------------            -------------
                                                 1995        1994       1995          1994
                                                 ----        ----       ----          ----
                                                              (In Thousands)
Operating revenue                               $558,316    $576,906  $2,224,439   $2,231,395
                                                --------    --------  ----------   ----------

Operating expenses:
  Fuel for generation                             48,959      62,464     207,451      226,928
  Purchased electric energy                      145,495     120,999     538,639      521,739
  Other operation                                112,077     109,729     497,089      473,235
  Maintenance                                     41,129      32,691     169,911      143,921
  Depreciation and amortization                   71,993      78,669     294,447      296,051
  Taxes, other than income taxes                  35,315      35,315     125,840      122,620
  Income taxes                                    29,963      45,177     113,043      132,808
                                                --------    --------  ----------   ----------
        Total operating expenses                 484,931     485,044   1,946,420    1,917,302
                                                --------    --------  ----------   ----------
        Operating income                          73,385      91,862     278,019      314,093

Other income:
  Allowance for equity funds used during
   construction                                    2,610       2,054      10,725        5,092
  Equity in income of generating companies         2,552       2,628       9,682       10,556
  Other income (expense) - net                       552        (369)     (2,935)      (2,362)
                                                --------    --------  ----------   ----------
        Operating and other income                79,099      96,175     295,491      327,379
                                                --------    --------  ----------   ----------

Interest:
  Interest on long-term debt                      26,079      22,358      97,221       97,059
  Other interest                                   4,586       1,645      14,239        9,819
  Allowance for borrowed funds used during
   construction                                   (3,324)     (1,185)     (9,932)      (3,490)
                                                --------    --------  ----------   ----------
        Total interest                            27,341      22,818     101,528      103,388
                                                --------    --------  ----------   ----------

Income after interest                             51,758      73,357     193,963      223,991

Preferred dividends of subsidiaries                2,172       2,180       8,690       10,122
Minority interests                                 1,924       1,904       7,458        7,959
                                                --------    --------  ----------   ----------

        Net income                              $ 47,662    $ 69,273  $  177,815   $  205,910
                                                ========    ========  ==========   ==========

Common shares                                  64,69,652  64,969,652  64,969,652   64,969,652

Net income per common share                         $.73       $1.07       $2.74        $3.17
Dividends declared per share                       $.575        $.56       $2.30        $2.24

          The accompanying notes are an integral part of these financial statements.

                       NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                                Consolidated Balance Sheets
                                        (Unaudited)
                                                                 March 31,    December 31,
                                          ASSETS                   1995           1994
                                          ------                   ----           ----
                                                                      (In Thousands)
Utility plant, at original cost                                 $4,976,825     $4,914,807
  Less accumulated provisions for depreciation and amortization  1,644,639      1,610,378
                                                                ----------     ----------
                                                                 3,332,186      3,304,429
Net investment in Seabrook 1 under rate settlement                  30,549         38,283
Construction work in progress                                      386,790        374,009
                                                                ----------     ----------
        Net utility plant                                        3,749,525      3,716,721
                                                                ----------     ----------
Oil and gas properties, at full cost                             1,252,921      1,248,343
  Less accumulated provision for amortization                      982,918        964,069
                                                                ----------     ----------
        Net oil and gas properties                                 270,003        284,274
                                                                ----------     ----------
Investments:
  Nuclear power companies, at equity                                46,459         46,349
  Other subsidiaries, at equity                                     41,679         42,195
  Other investments, at cost                                        51,689         50,895
                                                                ----------     ----------
        Total investments                                          139,827        139,439
                                                                ----------     ----------
Current assets:
  Cash                                                               4,732          3,047
  Accounts receivable, less reserves of $16,794,000 and
    $15,095,000                                                    268,667        295,627
  Unbilled revenues                                                 43,600         55,900
  Fuel, materials, and supplies, at average cost                    97,296         94,431
  Prepaid and other current assets                                  72,836         76,718
                                                                ----------     ----------
        Total current assets                                       487,131        525,723
                                                                ----------     ----------
Accrued Yankee Atomic costs                                        110,661        122,452
Deferred charges and other assets                                  311,355        296,232
                                                                ----------     ----------
                                                                $5,068,502     $5,084,841
                                                                ==========     ==========
                              CAPITALIZATION AND LIABILITIES
                              ------------------------------
Capitalization:
  Common share equity:
    Common shares, par value $1 per share:
      Authorized - 150,000,000 shares
      Outstanding - 64,969,652 shares                           $   64,970     $   64,970
  Paid-in capital                                                  736,823        736,823
  Retained earnings                                                789,350        779,045
                                                                ----------     ----------
        Total common share equity                                1,591,143      1,580,838

  Minority interests in consolidated subsidiaries                   53,029         55,066
  Cumulative preferred stock of subsidiaries                       147,016        147,016
  Long-term debt                                                 1,600,325      1,520,488
                                                                ----------     ----------
        Total capitalization                                     3,391,513      3,303,408
                                                                ----------     ----------
Current liabilities:
  Long-term debt due within one year                                37,520         65,920
  Short-term debt                                                  163,375        233,970
  Accounts payable                                                 134,241        168,937
  Accrued taxes                                                     41,173         11,002
  Accrued interest                                                  20,770         25,193
  Dividends payable                                                 38,631         37,154
  Other current liabilities                                         99,178         93,251
                                                                ----------     ----------
        Total current liabilities                                  534,888        635,427
                                                                ----------     ----------
Deferred federal and state income taxes                            749,465        751,855
Unamortized investment tax credits                                  94,256         94,930
Accrued Yankee Atomic costs                                        110,661        122,452
Other reserves and deferred credits                                187,719        176,769
                                                                ----------     ----------
                                                                $5,068,502     $5,084,841
                                                                ==========     ==========

        The accompanying notes are an integral part of these financial statements.

                       NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                           Consolidated Statements of Cash Flows
                                  Quarters Ended March 31
                                        (Unaudited)
                                                                  1995            1994
                                                                  ----            ----
                                                                     (In Thousands)
Operating activities:
    Net income                                                 $  47,662       $  69,273
    Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization                                 73,721          79,814
    Deferred income taxes and investment tax credits - net        (2,434)         (6,053)
    Allowance for funds used during construction                  (5,934)         (3,239)
    Amortization of unbilled revenues                             (2,052)         (8,000)
    Minority interests                                             1,924           1,904
    Decrease (increase) in accounts receivable,
     net and unbilled revenues                                    39,260           7,539
    Decrease (increase) in fuel, materials, and supplies          (2,865)        (14,652)
    Decrease (increase) in prepaid and other current assets        3,882           4,513
    Increase (decrease) in accounts payable                      (34,696)         (5,452)
    Increase (decrease) in other current liabilities              33,727          37,550
    Other, net                                                    (7,687)         (7,338)
                                                               ---------       ---------
        Net cash provided by operating activities              $ 144,508       $ 155,859
                                                               ---------       ---------

Investing activities:
    Plant expenditures, excluding allowance for
      funds used during construction                           $ (79,556)      $(100,141)
    Oil and gas exploration and development                       (4,578)         (4,739)
    Other investing activities                                        28          (5,267)
                                                               ---------       ---------
        Net cash used in investing activities                  $ (84,106)      $(110,147)
                                                               ---------       ---------

Financing activities:
    Dividends paid to minority interests                       $  (1,983)      $  (2,171)
    Dividends paid on NEES common shares                         (37,859)        (38,285)
    Short-term debt                                              (70,595)        (11,405)
    Long-term debt - issues                                       88,000          15,000
    Long-term debt - retirements                                 (36,280)         (7,280)
                                                               ---------       ---------
        Net cash used in financing activities                  $ (58,717)      $ (44,141)
                                                               ---------       ---------

Net increase in cash and cash equivalents                      $   1,685       $   1,571

Cash and cash equivalents at beginning of period                   3,047           2,876
                                                               ---------       ---------
Cash and cash equivalents at end of period                     $   4,732       $   4,447
                                                               =========       =========

Supplementary information:
    Interest paid less amounts capitalized                     $  31,308       $  25,703
                                                               ---------       ---------
    Federal and state income taxes paid                        $ (20,622)      $  22,358
                                                               ---------       ---------

        The accompanying notes are an integral part of these financial statements.

                         NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                         Statements of Consolidated Retained Earnings
                                    Periods Ended March 31
                                          (Unaudited)
                                                    Three Months            Twelve Months
                                                    ------------            -------------
                                                  1995        1994       1995          1994
                                                  ----        ----       ----          ----
                                                              (In Thousands)
Retained earnings at beginning of period        $779,045    $728,075   $ 760,965    $ 702,635
Net income                                        47,662      69,273     177,815      205,910
Dividends declared on common shares              (37,357)    (36,383)   (149,430)    (145,533)
Premium on redemption of preferred
  stock of subsidiaries                                                                (2,047)
                                                --------    --------   ---------    ---------
Retained earnings at end of period              $789,350    $760,965   $ 789,350    $ 760,965
                                                ========    ========   =========    =========


                          Consolidated Electric Operating Statistics
                                    Periods Ended March 31

                                                 Three Months             Twelve Months
                                                 ------------             -------------
                                               1995        1994         1995         1994
                                               ----        ----         ----         ----
                                                        (In Thousands of KWH)

Generated at nuclear power plants              549,566     476,725    1,840,800    1,670,047
Generated at system thermal plants           2,403,608   3,270,716   10,109,993   11,635,355
Generated at system hydro plants               466,667     301,764    1,517,503    1,266,256
Generated at pumped storage plant              127,697     119,970      533,380      533,413
  Less energy for pumping                      176,964     166,068      734,248      731,619
                                             ---------   ---------   ----------   ----------
        Total generated                      3,370,574   4,003,107   13,267,428   14,373,452

Nuclear entitlements                           254,010     559,391    2,230,153    2,060,964
Purchased electric energy                    2,552,064   2,055,210    9,178,214    8,017,925
                                             ---------   ---------   ----------   ----------
        Total generated and purchased        6,176,648   6,617,708   24,675,795   24,452,341
Less losses, company use, etc.                 232,009     344,652    1,560,257    1,694,351
                                             ---------   ---------   ----------   ----------
        Total sales                          5,944,639   6,273,056   23,115,538   22,757,990
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

      NEES and/or its subsidiaries have been named as a potentially responsible party (PRP) by either the U.S. Environmental Protection Agency (EPA) or the Massachusetts Department of Environmental Protection for 22 sites at which hazardous waste is alleged to have been disposed. Private parties have also contacted or initiated legal proceedings against NEES and certain subsidiaries regarding hazardous waste cleanup. The most prevalent types of hazardous waste sites with which NEES and its subsidiaries have been associated are manufactured gas locations. (Until the early 1970's, NEES was a combined electric and gas holding company system.) NEES is aware of approximately 40 such locations (including eight of the 22 locations for which NEES companies are PRPs) mostly located in Massachusetts. NEES and its subsidiaries are currently aware of other sites, and may in the future become aware of additional sites, that they may be held responsible for remediating.

      NEES has been notified by the EPA that it is one of several PRPs for cleanup of the Pine Street Canal Superfund site in Burlington, Vermont, at which coal tar and other materials were deposited. Between 1931 and 1951, NEES and its predecessor owned all of the common stock of Green Mountain Power Corporation (GMP). Prior to, during, and after that time, gas was manufactured at the Pine Street Canal site by GMP. In 1989, NEES was one of 14 parties required to pay the EPA's past response costs related to this site. NEES remains a PRP for ongoing and future response costs. In November 1992, the EPA proposed a cleanup plan estimated by the EPA to cost $50 million. In June 1993, the EPA withdrew this cleanup plan in response to public concern about the plan and its cost. It

- ------------------------

is uncertain at this time what the cost of any ultimate cleanup plan will be or what NEES's share of such cost will be.

      In 1993, the Massachusetts Department of Public Utilities approved a rate agreement filed by Massachusetts Electric Company (Massachusetts Electric) that allows for remediation costs of former manufactured gas sites and certain other hazardous waste sites located in Massachusetts to be met from a non-rate recoverable interest-bearing fund of $30 million established on Massachusetts Electric's books. Rate recoverable contributions of $3 million, adjusted for inflation, are added to the fund annually in accordance with the agreement. Any shortfalls in the fund would be paid by Massachusetts Electric and be recovered through rates over seven years.

      Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by NEES or its subsidiaries. Where appropriate, the NEES companies intend to seek recovery from their insurers and from other PRPs, but it is uncertain whether and to what extent such efforts would be successful. At March 31, 1995, NEES had total reserves for environmental response costs of $45 million and a related regulatory asset of $14 million. NEES believes that hazardous waste liabilities for all sites of which it is aware, and which are not covered by a rate agreement, will not be material to its financial position.


Note B - Purchased Power Contract Dispute
- -----------------------------------------

      In October 1994, New England Power Company (NEP) was sued by Milford Power Limited Partnership (MPLP), a venture of Enron Corporation and Jones Capital that owns a 149 megawatt (MW) gas-fired power plant in Milford, Massachusetts. NEP purchases 56 percent of the power output of the facility under a long-term contract with MPLP. The suit alleges that NEP has engaged in a scheme to cause MPLP and its power plant to fail and has prevented MPLP from finding a long-term buyer for the remainder of the facility's output. The complaint includes allegations that NEP has violated the Federal Racketeer Influenced and Corrupt Organizations

- -----------------------------------------

Act, engaged in unfair or deceptive acts in trade or commerce, and breached contracts. MPLP also asserts that NEP deliberately misled regulatory bodies concerning the Manchester Street repowering project. MPLP seeks compensatory damages in an unspecified amount, as well as treble damages. NEP believes that the allegations of wrongdoing are without merit. NEP has filed counterclaims and crossclaims against MPLP, Enron Corporation, and Jones Capital, seeking monetary damages and termination of the purchased power contract.

      MPLP also intervened in a recent NEP rate filing making similar allegations to those asserted in MPLP's lawsuit. MPLP also intervened in a recent Massachusetts Electric rate filing.


Note C - Maine Yankee Atomic Power Company
- ------------------------------------------

      NEP has a 20 percent ownership interest in the Maine Yankee Atomic Power Company (Maine Yankee) which owns an 880 MW nuclear generating station in Wiscasset, Maine. Since January 1995, the station has been shut down for refueling and inspection. During the inspection, Maine Yankee detected substantial deterioration of its steam generator tubes. To correct the situation, Maine Yankee is considering the installation of welded sleeves (involving the insertion of a partial new tube inside the existing tube) on all of the steam generator tubes. Assuming Maine Yankee proceeds with sleeving, the station would be expected to return to service by approximately the end of 1995. Similar repairs have been undertaken at other nuclear plants in the United States and abroad, but not on the scale proposed at Maine Yankee. The cost of sleeving could total approximately $40 million (NEP's share of approximately $8 million would be charged to purchased power expense). A final decision regarding sleeving is not expected until late May 1995.


Note D - New Accounting Standard
- --------------------------------

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (FAS 121), effective for fiscal year 1996. This

- --------------------------------

standard clarifies when and how to recognize an impairment of long-lived assets. In addition, FAS 121 requires that all regulatory assets be written off unless they continue to meet the criteria for initially recording such regulatory assets. In order to be initially recorded, a regulatory asset must have a high probability of future recovery. However, once written off, a regulatory asset can be restored if it again becomes probable of recovery. The impact of this standard will be driven by the facts and circumstances that exist when the standard is adopted and thereafter.


Note E
- ------

      In the opinion of the Company, these statements reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of its operations for the periods presented and should be considered in conjunction with the notes to the financial statements in NEES' 1994 Annual Report.

           Item 2. Management's Discussion and Analysis of Financial
           ---------------------------------------------------------

                      Condition and Results of Operations
                      -----------------------------------

     This section contains management's assessment of New England Electric System's (NEES) financial condition and the principal factors having an impact on the results of operations. This discussion should be read in conjunction with the consolidated financial statements and footnotes and the 1994 Annual Report on Form 10-K.

Earnings
- --------
     Earnings for the first quarter of 1995 were $.73 per share compared with $1.07 per share earned in the first quarter of 1994.
The table below details the principal reasons for the decline in consolidated earnings.
                                                   Quarter ending March 31,
                                                   ------------------------

1994 earnings                                                $1.07
Decreased sales to ultimate customers                         (.15)

Increased purchased power costs
 excluding fuel                                               (.10)

Increased cost of overhauls of wholly-owned
 generating units                                             (.08)

Other impacts on earnings                                     (.01)
                                                             -----
1995 earnings                                                $ .73
                                                             =====

     Kilowatthour (KWH) sales to ultimate customers decreased 3.0 percent in the first quarter of 1995 compared with the same period last year, reflecting unusually mild weather conditions in the first quarter of 1995 (heating degree days were approximately 9 percent below normal). The increase in purchased power costs was primarily due to overhauls and refueling shutdowns of partially-owned nuclear power suppliers in the first quarter of 1995.

Maine Yankee Atomic Power Company
- ---------------------------------
     New England Power Company (NEP) has a 20 percent ownership interest in the Maine Yankee Atomic Power Company (Maine Yankee) which owns an 880 megawatt nuclear generating station in Wiscasset, Maine. Since January 1995, the station has been shut down for refueling and inspection. During the inspection, Maine Yankee detected substantial deterioration of its steam generator tubes.
To correct the situation, Maine Yankee is considering the installation of welded sleeves (involving the insertion of a partial new tube inside the existing tube) on all of the steam generator tubes. Assuming Maine Yankee proceeds with sleeving, the station would be expected to return to service by approximately the end of 1995. Similar repairs have been undertaken at other nuclear plants in the United States and abroad, but not on the scale proposed at Maine Yankee. The cost of sleeving could total approximately $40 million (NEP's share of approximately $8 million would be charged to purchased power expense). A final decision regarding sleeving is not expected until late May 1995.

Wholesale Rate Activity
- -----------------------
     In February 1995, the Federal Energy Regulatory Commission
(FERC) approved a rate agreement filed by New England Power Company
(NEP). Under the agreement, which became effective January 1995, NEP's base rates are frozen until 1997. Before this rate agreement, NEP's rate structure contained two surcharges which were recovering the costs of a coal conversion project and a portion of NEP's investment in the Seabrook 1 nuclear unit (Seabrook 1).
Under the rate agreement, these two surcharges, which were due to expire in mid-1995, have been rolled into base rates. The agreement also allows for full recovery of costs associated with the Manchester Street Station repowering project, which is scheduled for completion later this year. In addition, the agreement allows NEP to recover approximately $50 million of deferred costs associated with terminated purchased power contracts and postretirement benefits other than pensions (PBOPs) over seven years. The agreement also provides for full recovery of currently incurred PBOP costs commencing in 1995. The agreement further provides for the recovery over three years of $27 million of costs related to the dismantling of a retired generating station and the replacement of a turbine rotor at one of NEP's generating units.

The agreement also increases NEP's recovery of depreciation expenseby approximately $8 million annually to recognize costs that will be incurred upon the eventual dismantling of its Brayton Point and Salem Harbor generating plants. Under the agreement, approximately $15 million of the $38 million in Seabrook 1 costs due to be recovered in 1995 pursuant to a 1988 settlement agreement will be deferred and recovered in 1996.
     The FERC's approval of this rate agreement applies to all of NEP's customers except the Town of Norwood, Massachusetts and the Milford Power Limited Partnership, who intervened in the rate case. A separate hearing will be conducted to determine the appropriate rate to charge these two parties, who together represent less than 2 percent of NEP's sales.

Retail Rate Activity
- --------------------
     On March 15, 1995, Massachusetts Electric Company (Massachusetts Electric) filed a request with the Massachusetts Department of Public Utilities (MDPU) to increase its base rates by $62 million, effective October 1, 1995. As an alternative to this proposed increase, Massachusetts Electric filed an incentive rate plan, which would increase rates by about $30 million, effective October 1, 1995. Under the proposed incentive rate plan, subsequent base rate adjustments could occur annually on May 1 and would be based on a comparison of Massachusetts Electric's rates to rates of all electric utilities in Massachusetts.

     Massachusetts Electric also proposed a new discount program for large industrial customers in the manufacturing, computing, and biotech sectors that are willing to make a minimum annual usage commitment for a period of five years. The discounts, which Massachusetts Electric proposed to be recovered from all customers, would range from 5 percent to 12.5 percent of base rates depending on a customer's level of commitment. These discounts are in addition to the 5 percent service extension discounts (SEDs) that are currently available to large commercial and industrial customers that agree to provide three to five years notice before they purchase power from another supplier or generate any additional power themselves. Massachusetts Electric has proposed lowering the minimum average load threshold for the SED program from 500 kilowatts to 200 kilowatts. Massachusetts Electric expects an MDPU decision on its filing in late September 1995.
     On March 1, 1995, The Narragansett Electric Company (Narragansett) filed a request with the Rhode Island Public Utilities Commission (RIPUC) to increase its base rates by $30.5 million to be effective December 1995. As part of its filing, Narragansett proposed a special rate discount of 8 percent of base rates, for manufacturing customers that agree to give Narragansett three to five years notice before they purchase power from another supplier or generate any additional power themselves. These discounts, which Narragansett proposed to be recovered from all customers, are in addition to the 5 percent base rate SEDs that became available to large commercial and industrial customers in May 1994. As an alternative to the December 1995 effective date, Narragansett had proposed to phase its requested rate increase in two steps--the first step in June 1995 ($13 million) and the second step in June 1996. In an open meeting on March 28, 1995, the RIPUC rejected the alternative phased proposal.

Operating Revenue
- -----------------

     The following table summarizes the changes in operating

revenue:

                   Increase (Decrease) in Operating Revenue

                                                       First Quarter
                                                       -------------
                                                       1995 vs 1994
                                                       -------------
                                                       (In Millions)

Sales decline to ultimate customers                        $(16)

General rate change/service
 extension discounts                                          5

Unbilled revenues recognized under
 rate agreements                                             (6)

Oil and gas sales                                            (5)

Other                                                         3
                                                           ----
                                                           $(19)
                                                           ====

     KWH sales to ultimate customers decreased 3.0 percent in the first quarter of 1995 compared with the same period last year, reflecting unusually mild weather conditions in the first quarter of 1995. In view of the recent mild weather, the NEES companies forecast essentially flat KWH sales in 1995.
     General rate change/service extension discounts includes $7 million resulting from the November 1994 expiration of Massachusetts Electric's temporary rate decrease partially offset by $2 million of increased discounts under the retail companies SED programs.
     The amount shown for unbilled revenues recognized reflects Massachusetts Electric's completion of the amortization of $35 million over a 13 month period that ended December 31, 1994 partially offset by Narragansett's amortization of $14 million over a 21 month period ending December 31, 1995. Both of these amortizations were in accordance with rate agreements.
     The reduction in oil and gas sales is primarily due to decreased gas production and prices.

Operating Expenses
- ------------------
     The following table summarizes the changes in operating expenses during the period:
                Increase (Decrease) in Total Operating Expenses

                                                     First Quarter
                                                     -------------
                                                     1995 vs 1994
                                                     -------------
                                                     (In Millions)

Purchased energy excluding fuel                           $ 11

Operation and maintenance expenses                          11

Depreciation and amortization                               (7)

Taxes                                                      (15)
                                                          ----
                                                          $  -
                                                          ====
     The increase in purchased energy excluding fuel primarily results from increased costs associated with scheduled plant overhauls and refueling outages by partially-owned nuclear power suppliers. The increase also reflects amortization of previously deferred purchase power termination costs.
     The increase in operation and maintenance expenses is primarily due to increased maintenance costs associated with overhauls of wholly-owned generating plants, in part to achieve compliance with the Clean Air Act, and recognition of currently incurred and previously deferred PBOP costs in accordance with NEP's 1995 rate agreement.

     The decrease in depreciation and amortization expense is due to decreased amortization of the Seabrook 1 nuclear power plant in accordance with NEP's 1995 rate agreement and decreased oil and gas amortization due to decreased production. These decreases were partially offset by the effects of increased depreciation rates approved in NEP's 1995 rate agreement, increased charges associated with the dismantlement of a retired generating facility, and depreciation of new plant expenditures.
     The decrease in taxes is primarily due to decreased income. Collective bargaining agreements with the Brotherhood of
Utility Workers of New England, Inc., the International Brotherhood of Electric Workers, and the Utility Workers Union of America, AFL-CIO expire in May 1995. Negotiation of new contracts with these unions is in progress.

Allowance For Funds Used During Construction (AFDC)
- --------------------------------------------------
     AFDC increased for the first quarter of 1995 due to increased construction work in progress, principally associated with the repowering of the Manchester Street Station, scheduled to commence operation in late 1995 (see "Liquidity and Capital Resources" section).

Interest Expense
- ----------------
     The increase in interest expense is primarily due to increased long-term and short-term debt balances and higher interest rates in the first quarter of 1995.

Competitive Conditions
- ----------------------
     The electric utility business is being subjected to increasing competitive pressures, stemming from a combination of trends, including increasing electric rates, improved technologies, and new regulations and legislation intended to foster competition. See the Annual Report on Form 10-K for the year ended December 31, 1994.
     On March 29, 1995, the FERC issued a notice of proposed rule-making in which it stated that recovery in rates of legitimate and verifiable stranded costs should be allowed and that direct assignment of stranded costs to departing customers is the appropriate method for recovery of costs stranded as the result of wholesale competition. Under the FERC policy proposal, costs stranded as a result of retail competition would be subject to state commission review if the state commission has the necessary statutory authority, and subject to FERC review if the state commission does not have such authority. A final decision is expected in late 1995 or early 1996.

     In February 1995, the MDPU initiated a proceeding regarding the structure and regulation of the electric utility industry. Massachusetts Electric, along with a coalition of environmental and independent power producer groups, filed a set of principles which the coalition proposes to be the basis for restructuring. The proposed principles included provisions to allow gradually increased customer choice while allowing utilities to recover the cost of their past commitments, as well as provisions for protecting residential customers, encouraging renewable resources and energy conservation, and honoring contracts with independent power producers. Hearings are underway. Massachusetts Electric cannot predict what action the MDPU may take in this proceeding or when such action would take place. The RIPUC and the New Hampshire Public Utilities Commission have also begun considering industry restructuring issues, including the recovery of stranded costs.

New Accounting Standard
- -----------------------
     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (FAS 121), effective for fiscal year 1996. This standard clarifies when and how to recognize an impairment of long-lived assets. In addition, FAS 121 requires that all regulatory assets be written off unless they continue to meet the criteria for initially recording such regulatory assets. In order to be initially recorded, a regulatory asset must have a high probability of future recovery. However, once written off, a regulatory asset can be restored if it again becomes probable of recovery. The impact of this standard will be driven by the facts and circumstances that exist when the standard is adopted and thereafter.

Liquidity and Capital Resources
- -------------------------------
     Plant expenditures in the first three months of 1995 amounted to $79 million for the utility subsidiaries, including $22 million related to the Manchester Street Station repowering project. The necessary funds were primarily provided by net cash from operating activities after the payment of dividends, and the proceeds of long-term debt issues.
     The financing activities of NEES subsidiaries for the first three months of 1995 are summarized as follows:

                                             Issues          Retirements
                                             ------          -----------
                                                  (In Millions)
Long-term debt
- --------------

    Massachusetts Electric                     $48                $10
    Narragansett                                 5
    New England Power                           35                 10
    Granite State                                                   2
    Hydro-Transmission Companies                                    3
    NEEI                                                           11
                                               ---                ---
                                               $88                $36
                                               ===                ===
     NEP refinanced $10 million of variable rate mortgage bonds in the first quarter of 1995. Interest rates on the other new long-term debt issues shown above ranged from 7.40 to 8.46 percent. NEP and the retail subsidiaries plan to issue $90 million of additional long-term debt by the end of 1995.
     Net cash from operating activities provided all of the funds necessary for oil and gas expenditures for the first three months of 1995. New England Energy Incorporated's (NEEI) capitalized oil and gas exploration and development costs amounted to $5 million, including $3 million of capitalized interest costs. In April 1995, NEEI refinanced its previous credit agreement with a group of banks. The new agreement provides for borrowings of up to $225 million. The amount available will decrease annually through 2002. Collateral for the borrowings was unchanged.

     At March 31, 1995, NEES and its consolidated subsidiaries had lines of credit and standby bond purchase facilities with banks totaling $663 million. These lines and facilities were used for liquidity support for $163 million of commercial paper borrowings and for $342 million of NEP mortgage bonds in tax-exempt commercial paper mode. Fees are paid on the lines and facilities in lieu of compensating balances.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
- --------------------------


      Information concerning Federal Energy Regulatory Commission approval of a rate agreement filed by New England Power Company
(NEP), discussed in Part I of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference and made a part hereof.

      Information concerning requests to increase rates filed by Massachusetts Electric Company with the Massachusetts Department of Public Utilities and The Narragansett Electric Company with the Rhode Island Public Utilities Commission, discussed in Part I of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference and made a part hereof.

      Information concerning a lawsuit filed against NEP by Milford Power Limited Partnership on October 28, 1994, discussed in Note B of Notes to Unaudited Financial Statements, is incorporated herein by reference and made a part hereof.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

      The Company filed reports on Form 8-K dated January 2, 1995, February 8, 1995, March 1, 1995, and March 15, 1995, all containing
Item 5, Other Events.

      The Company is filing Financial Data Schedules.

                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 1995 to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NEW ENGLAND ELECTRIC SYSTEM


                                      s/ Alfred D. Houston

                                      Alfred D. Houston
                                      Executive Vice President and
                                      Chief Financial Officer


Date:  May 10, 1995





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