Form 10-K405/A
period 1994-12-31
NEW ENGLAND ELECTRIC SYSTEM; MASSACHUSETTS ELECTRIC CO; NARRAGANSETT ELECTRIC CO; NEW ENGLAND POWER CO
filed 1995-06-22
CIK 71297, 63073, 69659, 71337

             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC  20549

                ____________________________

                          FORM 10-K

                       AMENDMENT NO. 1

  (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

           For fiscal year ended December 31, 1994

                             OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [No fee Required]


             Registrant; State of
             Incorporation or
Commission   Organization; Address;          I.R.S.Employer
File Number  and Telephone Number            Identification No
- ------------ ----------------------          ------------------

1-3446       NEW ENGLAND ELECTRIC SYSTEM        04-1663060
             (A Massachusetts voluntary
             association)
             25 Research Drive
             Westborough, Massachusetts 01582
             Telephone:  508-389-2000

1-6564       NEW ENGLAND POWER COMPANY          04-1663070
             (A Massachusetts corporation)
             25 Research Drive
             Westborough, Massachusetts 01582
             Telephone:  508-389-2000

0-5464       MASSACHUSETTS ELECTRIC COMPANY     04-1988940
             (A Massachusetts corporation)
             25 Research Drive
             Westborough, Massachusetts 01582
             Telephone:  508-389-2000

1-7471       THE NARRAGANSETT ELECTRIC COMPANY  05-0187805
             (A Rhode Island corporation)
             280 Melrose Street
             Providence, Rhode Island 02907
             Telephone:  401-784-7000

 Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

               (X)  Yes   ( ) No

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

 The purpose of this Amendment is to file electronically with the Commission those exhibits to the Form 10-K for the year ended
December 31, 1994, previously supplied in paper format.  New exhibit indexes are supplied for each filing company.

                 NEW ENGLAND ELECTRIC SYSTEM

                         SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf, by the undersigned thereunto duly authorized.


                            NEW ENGLAND ELECTRIC SYSTEM


                            s/John G. Cochrane
                            ____________________________
                            John G. Cochrane
                            Attorney-in-fact


Date:  June 22, 1995








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

                  NEW ENGLAND POWER COMPANY

                         SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf, by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company.


                            NEW ENGLAND POWER COMPANY


                            s/John G. Cochrane
                            ____________________________
                            John G. Cochrane
                            Attorney-in-fact


Date:  June 22, 1995

               MASSACHUSETTS ELECTRIC COMPANY

                         SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf, by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company.


                            MASSACHUSETTS ELECTRIC COMPANY


                            s/John G. Cochrane
                            ____________________________
                            John G. Cochrane
                            Attorney-in-fact


Date:  June 22, 1995

              THE NARRAGANSETT ELECTRIC COMPANY

                         SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf, by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company.


                            THE NARRAGANSETT ELECTRIC COMPANY


                            s/John G. Cochrane
                            ____________________________
                            John G. Cochrane
                            Attorney-in-fact


Date:  June 22, 1995