Form 10-Q
period 1995-06-30
NEW ENGLAND ELECTRIC SYSTEM
filed 1995-08-09
CIK 71297

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


        (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1995

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

                             Yes (X)      No ( )

Common Shares, par value $1 per share, authorized and outstanding: 64,925,204 shares at June 30, 1995.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                          NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                                Statements of Consolidated Income
                                      Periods Ended June 30
                                           (Unaudited)
                                                       Quarter               Six Months
                                                       -------               ----------
                                                  1995        1994       1995          1994
                                                  ----        ----       ----          ----
                                                               (In Thousands)
Operating revenue                                $533,547    $517,078  $1,091,863   $1,093,984
                                                 --------    --------  ----------   ----------

Operating expenses:
  Fuel for generation                              58,468      53,314     107,427      115,778
  Purchased electric energy                       140,290     119,026     285,785      240,025
  Other operation                                 119,056     116,115     231,133      225,844
  Maintenance                                      33,997      39,362      75,126       72,053
  Depreciation and amortization                    68,832      77,567     140,825      156,236
  Taxes, other than income taxes                   32,244      31,200      67,559       66,515
  Income taxes                                     20,779      22,778      50,742       67,955
                                                 --------    --------  ----------   ----------
        Total operating expenses                  473,666     459,362     958,597      944,406
                                                 --------    --------  ----------   ----------
        Operating income                           59,881      57,716     133,266      149,578

Other income:
  Allowance for equity funds used during
   construction                                     2,771       2,627       5,381        4,681
  Equity in income of generating companies          2,777       2,633       5,329        5,261
  Other income (expense) - net                        (59)     (1,145)        493       (1,514)
                                                 --------    --------  ----------   ----------
        Operating and other income                 65,370      61,831     144,469      158,006
                                                 --------    --------  ----------   ----------

Interest:
  Interest on long-term debt                       27,065      22,875      53,144       45,233
  Other interest                                    3,765       2,935       8,351        4,580
  Allowance for borrowed funds used during
   construction                                    (3,272)     (1,630)     (6,596)      (2,815)
                                                 --------    --------  ----------   ----------
        Total interest                             27,558      24,180      54,899       46,998
                                                 --------    --------  ----------   ----------

Income after interest                              37,812      37,651      89,570      111,008

Preferred dividends of subsidiaries                 2,173       2,173       4,345        4,353
Minority interests                                  2,108       1,894       4,032        3,798
                                                 --------    --------  ----------   ----------

        Net income                               $ 33,531    $ 33,584  $   81,193   $  102,857
                                                 ========    ========  ==========   ==========

Average common shares                          64,958,823  64,969,652  64,964,238   64,969,652

Net income per average common share                  $.52       $ .51      $ 1.25       $ 1.58
Dividends declared per share                         $.59       $.575      $1.165       $1.135

           The accompanying notes are an integral part of these financial statements.

                    NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                          Statements of Consolidated Income
                             Twelve Months Ended June 30
                                     (Unaudited)
                                                           1995          1994
                                                           ----          ----
                                                             (In Thousands)
Operating revenue                                       $2,240,908    $2,230,337
                                                        ----------    ----------
Operating expenses:
  Fuel for generation                                      212,605       236,913
  Purchased electric energy                                559,903       507,139
  Other operation                                          500,030       452,554
  Maintenance                                              164,546       144,147
  Depreciation and amortization                            285,712       298,326
  Taxes, other than income taxes                           126,884       123,854
  Income taxes                                             111,044       141,640
                                                        ----------    ----------
        Total operating expenses                         1,960,724     1,904,573
                                                        ----------    ----------
        Operating income                                   280,184       325,764

Other income:
  Allowance for equity funds used during construction       10,869         6,818
  Equity in income of generating companies                   9,826        10,483
  Other income (expense) - net                              (1,849)       (3,893)
                                                        ----------    ----------
        Operating and other income                         299,030       339,172
                                                        ----------    ----------

Interest:
  Interest on long-term debt                               101,411        94,860
  Other interest                                            15,069        11,329
  Allowance for borrowed funds used during
   construction                                            (11,574)       (4,594)
                                                        ----------    ----------
        Total interest                                     104,906       101,595
                                                        ----------    ----------

Income after interest                                      194,124       237,577

Preferred dividends of subsidiaries                          8,689         9,652
Minority interests                                           7,673         7,577
                                                        ----------    ----------

        Net income                                      $  177,762    $  220,348
                                                        ==========    ==========

Average common shares                                   64,966,945    64,969,652

Net income per average common share                         $ 2.74        $ 3.39
Dividends declared per share                                $2.315        $2.255

     The accompanying notes are an integral part of these financial statements.

                        NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                                 Consolidated Balance Sheets
                                         (Unaudited)
                                                                    June 30,   December 31,
                                           ASSETS                     1995         1994
                                           ------                     ----         ----
                                                                       (In Thousands)
Utility plant, at original cost                                    $5,007,112   $4,914,807
  Less accumulated provisions for depreciation and amortization       1,672,143  1,610,378
                                                                   ----------   ----------
                                                                    3,334,969    3,304,429
Net investment in Seabrook 1 under rate settlement                     22,814       38,283
Construction work in progress                                         450,375      374,009
                                                                   ----------   ----------
        Net utility plant                                           3,808,158    3,716,721
                                                                   ----------   ----------
Oil and gas properties, at full cost                                1,257,126    1,248,343
  Less accumulated provision for amortization                       1,001,275      964,069
                                                                   ----------   ----------
        Net oil and gas properties                                    255,851      284,274
                                                                   ----------   ----------
Investments:
  Nuclear power companies, at equity                                   46,669       46,349
  Other subsidiaries, at equity                                        41,070       42,195
  Other investments, at cost                                           53,476       50,895
                                                                   ----------   ----------
        Total investments                                             141,215      139,439
                                                                   ----------   ----------
Current assets:
  Cash                                                                  4,103        3,047
  Accounts receivable, less reserves of $17,716,000 and
   $15,095,000                                                        258,587      295,627
  Unbilled revenues                                                    46,900       55,900
  Fuel, materials and supplies, at average cost                       107,734       94,431
  Prepaid and other current assets                                     77,649       76,718
                                                                   ----------   ----------
        Total current assets                                          494,973      525,723
                                                                   ----------   ----------
Accrued Yankee Atomic costs                                           107,769      122,452
Deferred charges and other assets                                     319,251      296,232
                                                                   ----------   ----------
                                                                   $5,127,217   $5,084,841
                                                                   ==========   ==========
                               CAPITALIZATION AND LIABILITIES
                               ------------------------------
Capitalization:
  Common share equity:
    Common shares, par value $1 per share:
      Authorized - 150,000,000 shares
      Issued - 64,969,652 shares                                   $   64,970   $   64,970
  Paid-in capital                                                     736,823      736,823
  Retained earnings                                                   784,549      779,045
                                                                   ----------   ----------
                                                                    1,586,342    1,580,838
  Less 44,448 shares of treasury stock, at cost                         1,490
                                                                   ----------   ----------
        Total common share equity                                   1,584,852    1,580,838

  Minority interests in consolidated subsidiaries                      52,357       55,066
  Cumulative preferred stock of subsidiaries                          147,016      147,016
  Long-term debt                                                    1,630,248    1,520,488
                                                                   ----------   ----------
        Total capitalization                                        3,414,473    3,303,408
                                                                   ----------   ----------
Current liabilities:
  Long-term debt due within one year                                   32,520       65,920
  Short-term debt                                                     226,180      233,970
  Accounts payable                                                    130,665      168,937
  Accrued taxes                                                        13,118       11,002
  Accrued interest                                                     28,453       25,193
  Dividends payable                                                    38,435       37,154
  Other current liabilities                                            95,525       93,251
                                                                   ----------   ----------
        Total current liabilities                                     564,896      635,427
                                                                   ----------   ----------
Deferred federal and state income taxes                               749,811      751,855
Unamortized investment tax credits                                     93,583       94,930
Accrued Yankee Atomic costs                                           107,769      122,452
Other reserves and deferred credits                                   196,685      176,769
                                                                   ----------   ----------
                                                                   $5,127,217   $5,084,841
                                                                   ==========   ==========

         The accompanying notes are an integral part of these financial statements.

                        NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                            Consolidated Statements of Cash Flows
                                  Six Months Ended June 30
                                         (Unaudited)
                                                                  1995            1994
                                                                  ----            ----
                                                                     (In Thousands)
Operating Activities:
    Net income                                                 $  81,193      $ 102,857
    Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization                                143,559        158,245
    Deferred income taxes and investment tax credits, net         (3,703)        (2,390)
    Allowance for funds used during construction                 (11,977)        (7,496)
    Amortization of unbilled revenues                             (4,104)       (16,100)
    Minority interests                                             4,032          3,798
    Decrease (increase) in accounts receivable, net
      and unbilled revenues                                       46,040         20,778
    Decrease (increase) in fuel, materials, and supplies         (13,303)       (13,880)
    Decrease (increase) in prepaid and other current assets         (931)        10,316
    Increase (decrease) in accounts payable                      (38,272)        23,273
    Increase (decrease) in other current liabilities              11,754          5,069
    Other, net                                                    (8,628)       (15,906)
                                                               ---------      ---------
        Net cash provided by operating activities              $ 205,660      $ 268,564
                                                               ---------      ---------

Investing Activities:
    Plant expenditures, excluding allowance for
      funds used during construction                           $(181,766)     $(222,261)
    Oil and gas exploration and development                       (8,783)       (13,725)
    Other investing activities                                      (465)        (2,149)
                                                               ---------      ---------
        Net cash used in investing activities                  $(191,014)     $(238,135)
                                                               ---------      ---------

Financing Activities:
    Dividends paid to minority interests                       $  (5,943)     $  (4,838)
    Dividends paid on NEES common shares                         (75,207)       (74,095)
    Short-term debt                                               (7,790)        24,670
    Long-term debt - issues                                      143,000         38,000
    Long-term debt - retirements                                 (66,160)       (12,160)
    Preferred stock - redemption                                                   (512)
    Repurchase of common shares                                   (1,490)
                                                               ---------      ---------
        Net cash used in financing activities                  $ (13,590)     $ (28,935)
                                                               ---------      ---------

Net increase in cash and cash equivalents                      $   1,056      $   1,494

Cash and cash equivalents at beginning of period                   3,047          2,876
                                                               ---------      ---------
Cash and cash equivalents at end of period                     $   4,103      $   4,370
                                                               =========      =========

Supplementary Information:
    Interest paid less amounts capitalized                     $  51,499      $  43,425
                                                               ---------      ---------
    Federal and state income taxes paid                        $  22,743      $  58,918
                                                               ---------      ---------

        The accompanying notes are an integral part of these financial statements.

                          NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                          Statements of Consolidated Retained Earnings
                                      Periods Ended June 30
                                           (Unaudited)
                                                       Quarter                Six Months
                                                       -------                ----------
                                                   1995        1994       1995          1994
                                                   ----        ----       ----          ----
                                                               (In Thousands)
Retained earnings at beginning of period         $789,350    $760,965    $779,045     $728,075
Net income                                         33,531      33,584      81,193      102,857
Dividends declared on common shares               (38,332)    (37,357)    (75,689)     (73,740)
                                                 --------    --------    --------     --------
Retained earnings at end of period               $784,549    $757,192    $784,549     $757,192
                                                 ========    ========    ========     ========


                           Consolidated Electric Operating Statistics
                                      Periods Ended June 30

                                                     Quarter                Six Months
                                                     -------                ----------
                                                1995        1994         1995         1994
                                                ----        ----         ----         ----
                                                         (In Thousands of KWH)

Generated at nuclear power plants               331,821     317,305      881,387      794,030
Generated at system thermal plants            2,803,427   2,638,878    5,207,035    5,909,594
Generated at system hydro plants                239,110     586,043      705,777      887,807
Generated at pumped storage plant               125,430     152,731      253,127      272,701
  Less energy for pumping                       172,113     188,399      349,077      354,467
                                              ---------   ---------   ----------   ----------
        Total generated                       3,327,675   3,506,558    6,698,249    7,509,665

Nuclear entitlements                            258,585     750,338      512,595    1,309,729
Purchased electric energy                     2,175,696   1,761,926    4,727,760    3,817,136
                                              ---------   ---------   ----------   ----------
        Total generated and purchased         5,761,956   6,018,822   11,938,604   12,636,530
Less losses, company use, etc.                  366,069     475,574      598,078      820,226
                                              ---------   ---------   ----------   ----------
        Total sales                           5,395,887   5,543,248   11,340,526   11,816,304
                                              =========   =========   ==========   ==========

           The accompanying notes are an integral part of these financial statements.

                       NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                       Statements of Consolidated Retained Earnings
                                   Periods Ended June 30
                                        (Unaudited)

                                                                      Twelve Months
                                                                      -------------
                                                                  1995            1994
                                                                  ----            ----
                                                                     (In Thousands)
Retained earnings at beginning of period                       $ 757,192      $ 685,398
Net income                                                       177,762        220,348
Dividends declared on common shares                             (150,405)      (146,507)
Premium on redemption of preferred stock of subsidiaries                         (2,047)
                                                               ---------      ---------
Retained earnings at end of period                             $ 784,549      $ 757,192
                                                               =========      =========




                        Consolidated Electric Operating Statistics
                                   Periods Ended June 30


                                                                     Twelve Months
                                                                     -------------
                                                                  1995            1994
                                                                  ----            ----
                                                                 (In Thousands of KWH)

Generated at nuclear power plants                              1,855,316      1,482,936
Generated at system thermal plants                            10,274,542     12,244,974
Generated at system hydro plants                               1,170,570      1,382,451
Generated at pumped storage plant                                506,079        546,247
  Less energy for pumping                                        717,962        729,770
                                                              ----------     ----------
      Total generated                                         13,088,545     14,926,838

Nuclear entitlements                                           1,738,400      2,209,487
Purchased electric energy                                      9,591,984      7,740,920
                                                              ----------     ----------
      Total generated and purchased                           24,418,929     24,877,245
Less losses, company use, etc.                                 1,450,752      1,857,184
                                                              ----------     ----------
      Total sales                                             22,968,177     23,020,061
                                                              ==========     ==========

        The accompanying notes are an integral part of these financial statements.


Note A - Maine Yankee Atomic Power Company
------------------------------------------

     New England Power Company (NEP) has a 20 percent interest in Maine Yankee Atomic Power Company (Maine Yankee) which owns an 880 megawatt (MW) nuclear generating station. Since January 1995, the station has been shut down for refueling and inspection. During the inspection, Maine Yankee detected substantial deterioration of steam generator tubes. To correct the situation, Maine Yankee is installing welded sleeves (involving the insertion of a partial new tube inside the existing tube) on all of the steam generator tubes. Similar repairs have been undertaken at other nuclear plants, but not on the scale proposed at Maine Yankee. In the second quarter of 1995, NEP accrued approximately $4 million for its portion of the anticipated future incremental costs to repair the steam generator tubes. These repair costs were charged to purchased power expense. Replacement power costs incurred as a result of the Maine Yankee shutdown are being recovered through NEP's fuel clause. The station is expected to return to service by the end of 1995.


Note B - Hazardous Waste
------------------------

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

------------------------

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

     NEES has been notified by the EPA that it is one of several PRPs for cleanup of the Pine Street Canal Superfund site in Burlington, Vermont, at which coal tar and other materials were deposited. Between 1931 and 1951, NEES and its predecessor owned all of the common stock of Green Mountain Power Corporation (GMP). Prior to, during, and after that time, gas was manufactured at the Pine Street Canal site by GMP. In 1989, NEES was one of 14 parties required to pay the EPA's past response costs related to this site. NEES remains a PRP for ongoing and future response costs. In November 1992, the EPA proposed a cleanup plan estimated by the EPA to cost $50 million. In June 1993, the EPA withdrew this cleanup plan in response to public concern about the plan and its cost. It is uncertain at this time what the cost of any ultimate cleanup plan will be or what NEES's share of such cost will be.

     In 1993, the Massachusetts Department of Public Utilities approved a rate agreement filed by Massachusetts Electric Company (Massachusetts Electric) that allows for remediation costs of former manufactured gas sites and certain other hazardous waste sites located in Massachusetts to be met from a non-rate recoverable interest-bearing fund of $30 million established on Massachusetts Electric's books in 1993. Rate recoverable contributions of $3 million, adjusted for inflation, are added to the fund annually in accordance with the agreement. Any shortfalls in the fund would be paid by Massachusetts Electric and be recovered through rates over seven years.

     Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by NEES or its subsidiaries. Where appropriate, the NEES companies intend to seek recovery from their insurers and from other PRPs, but it is

------------------------

uncertain whether and to what extent such efforts would be successful. At June 30, 1995, NEES had total reserves for environmental response costs of $44 million and a related regulatory asset of $14 million. NEES believes that hazardous waste liabilities for all sites of which it is aware, and which are not covered by a rate agreement, will not be material to its financial position.


Note C - Purchased Power Contract Dispute
-----------------------------------------

     In October 1994, NEP was sued by Milford Power Limited Partnership (MPLP), a venture of Enron Corporation and Jones Capital that owns a 149 MW gas-fired power plant in Milford, Massachusetts. NEP purchases 56 percent of the power output of the facility under a long-term contract with MPLP. The suit alleges that NEP has engaged in a scheme to cause MPLP and its power plant to fail and has prevented MPLP from finding a long-term buyer for the remainder of the facility's output. The complaint includes allegations that NEP has violated the Federal Racketeer Influenced and Corrupt Organizations Act, engaged in unfair or deceptive acts in trade or commerce, and breached contracts. MPLP also asserts that NEP deliberately misled regulatory bodies concerning the Manchester Street Station repowering project. MPLP seeks compensatory damages in an unspecified amount, as well as treble damages. NEP believes that the allegations of wrongdoing are without merit. NEP has filed counterclaims and crossclaims against MPLP, Enron Corporation, and Jones Capital, seeking monetary damages and termination of the purchased power contract.

     MPLP also intervened in a recent NEP rate filing making similar allegations to those asserted in MPLP's lawsuit. Hearings are expected to begin in October 1995. MPLP also intervened in a recent Massachusetts Electric rate filing.


Note D - Shipping Charter Agreement Dispute
-------------------------------------------

     In May 1995, NEP was sued by Keystone Shipping Company (Keystone). The suit arose after NEP, which charters a vessel for coal shipment purposes from Intercoastal Bulk Carriers, Inc. (IBC), a Keystone affiliate, gave notice in November 1994 that it intended to exercise its explicit contractual right under the charter agreement to terminate the charter and purchase the vessel. NEP, concurrently with the notice, initiated arbitration to resolve any

-------------------------------------------

objections to its exercise of such a right. In arbitration, the panel ruled in NEP's favor on several preliminary issues which were appealed by Keystone in federal court, but later dismissed by the court. Keystone's suit alleges that NEP induced Keystone to enter into the charter agreement by making fraudulent misrepresentations
regarding the purchase option.   Keystone alleges damages in excess
of $40 million. The complaint includes allegations that NEP violated Massachusetts General Laws chapter 93A, which provides for the possibility of treble damages. NEP believes that Keystone's allegations are without merit and has filed a motion to dismiss the lawsuit since the issues are the subject of arbitration. At present, the vessel remains under the ownership of IBC and NEP is continuing to pay the charter rate, subject to NEP's reservation of its rights to seek damages and other relief against Keystone and IBC.


Note E - New Accounting Standard
--------------------------------

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (FAS 121), effective for fiscal year 1996. This standard clarifies when and how to recognize an impairment of long-lived assets. In addition, FAS 121 requires that all regulatory assets, which must have a high probability of recovery to be initially established, must continue to meet that high probability standard to avoid being written off. However, if written off, a regulatory asset can be restored if it again has a high probability of recovery. The impact of this standard will be driven by the facts and circumstances that exist when the standard is adopted and thereafter.


Note F
------

     In the opinion of the Company, these statements reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of its operations for the periods presented and should be considered in conjunction with the notes to the financial statements in the Company's 1994 Annual Report.

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

Earnings
--------
    Earnings for the second quarter and first six months of 1995 were $.52 per share and $1.25 per share, respectively, compared with $.51 and $1.58 per share earned in the corresponding periods in 1994.

                        Increase (Decrease) in Earnings

                                               Period ending June 30,
                                              ------------------------
                                              3 months            6 months
                                              --------            --------

1994 earnings                                     $ .51              $1.58

Sales to ultimate customers                         .03               (.12)

Maine Yankee accrued expenses                      (.04)              (.04)

Purchased power costs excluding fuel               (.05)              (.15)

Cost of overhauls of wholly-owned
 generating units                                   .07               (.01)

Other                                                                 (.01)
                                                  -----              -----
1995 earnings                                     $ .52              $1.25
                                                  =====              =====

    Kilowatthour (KWH) sales to ultimate customers decreased by about 1 percent for the six months ending June 30, 1995. This reduction in KWH sales reflects a 3 percent decrease in the first quarter of 1995, primarily in the residential sector, due to unusually mild winter weather conditions when heating degree days were approximately 9 percent below normal. This decrease was partially offset by a 2 percent increase in KWH sales in the second quarter of 1995, primarily in the commercial and industrial sectors.
    For a discussion of Maine Yankee accrued expenses see the Maine Yankee Atomic Power Company section. The increases in purchased power costs include costs of overhauls and refueling shutdowns at Maine Yankee and two other partially-owned nuclear power facilities. The change in costs of overhauls of wholly-owned generating units reflects the timing of overhauls in 1995 versus 1994.

Maine Yankee Atomic Power Company
---------------------------------
    New England Power Company (NEP) has a 20 percent interest in Maine Yankee Atomic Power Company (Maine Yankee) which owns an 880 megawatt nuclear generating station. Since January 1995, the station has been shut down for refueling and inspection. During the inspection, Maine Yankee detected substantial deterioration of steam generator tubes. To correct the situation, Maine Yankee is installing welded sleeves (involving the insertion of a partial new tube inside the existing tube) on all of the steam generator tubes. Similar repairs have been undertaken at other nuclear plants, but not on the scale proposed at Maine Yankee. In the second quarter of 1995, NEP accrued approximately $4 million for its portion of the anticipated future incremental costs to repair these steam generator tubes. These repair costs were charged to purchased power expense. Replacement power costs incurred as a result of the Maine Yankee shutdown are being recovered through NEP's fuel clause. The station is expected to return to service by the end of 1995.

Wholesale Rate Activity
-----------------------
    In February 1995, the Federal Energy Regulatory Commission
(FERC) approved a rate agreement filed by NEP. Under the agreement, which became effective January 1995, NEP's base rates are frozen until 1997. Before this rate agreement, NEP's rate structure contained two surcharges which were recovering the costs of a coal conversion project and a portion of NEP's investment in the Seabrook 1 nuclear unit (Seabrook 1). These two surcharges would have fully recovered their related costs by mid-1995, however, under the rate agreement they have been continued as part of base rates. The agreement also allows for full recovery of costs associated with the Manchester Street Station repowering project, which is scheduled for completion later this year. In addition, the agreement allows NEP to recover approximately $50 million of deferred costs associated with terminated purchased power contracts and postretirement benefits other than pensions (PBOPs) over seven years. Under the agreement, NEP is fully recovering currently incurred PBOP costs. The agreement further provides for the recovery over three years of $27 million of costs related to the dismantling of a retired generating station in Rhode Island and the replacement of a turbine rotor at one of NEP's generating units. The agreement also increases NEP's recovery of depreciation expense by approximately $8 million annually to recognize costs that will be incurred upon the eventual dismantling of its Brayton Point and Salem Harbor generating plants. Under the agreement, approximately $15 million of the $38 million in Seabrook 1 costs due to be recovered in 1995 pursuant to a 1988 settlement agreement will be deferred and recovered in 1996.
    The FERC's approval of this rate agreement applies to all of NEP's customers except the Town of Norwood, Massachusetts and the Milford Power Limited Partnership (MPLP), (which together represent less than 2 percent of NEP's sales), who intervened in the rate case. In June 1995, NEP and the Town of Norwood filed a settlement agreement with the FERC. This settlement is subject to FERC approval. A separate hearing will be conducted, beginning in October 1995, to address the issues raised by MPLP.

Retail Rate Activity
--------------------
    On March 15, 1995, Massachusetts Electric Company (Massachusetts Electric) filed a request with the Massachusetts Department of Public Utilities (MDPU) to increase its base rates by $62 million. A decision by the MDPU on this filing will be issued by October 1, 1995. Massachusetts Electric also filed an alternative incentive rate plan which would have increased rates by about $30 million this year with potential further increases in subsequent years. The MDPU rejected this alternative rate plan in July 1995.

    As part of its filing, Massachusetts Electric proposed a new discount program for large industrial customers in the manufacturing, computing, and biotechnology sectors that are willing to make a minimum annual usage commitment for a period of five years. The discounts, which Massachusetts Electric proposed to be recovered from all customers, would range from 5 percent to
12.5 percent of base rates, depending on a customer's level of commitment. These discounts are in addition to the 5 percent service extension discounts (SEDs) that are currently available to large commercial and industrial customers that agree to provide three to five years notice before they purchase power from another supplier or generate any additional power themselves.
Massachusetts Electric has also proposed lowering the minimum average load threshold for the SED program from 500 kilowatts to 200 kilowatts.
    On March 1, 1995, The Narragansett Electric Company (Narragansett) filed a request with the Rhode Island Public Utilities Commission (RIPUC) to increase its base rates by $30.5 million. In this filing, Narragansett proposed a $3 million discount for manufacturers which would have been recoverable from other customers. In connection with the Rhode Island Governor's veto of legislation that would have allowed certain customers to buy power from alternative suppliers, Narragansett has modified its proposal by providing a two year rate discount to manufacturers amounting to $2 million per year, which will not be recovered from customers (see Competitive Conditions section). A decision on Narragansett's filing will be issued by December 1, 1995.
    In June 1995, the RIPUC opened a proceeding to reassess whether fuel adjustment and purchased power cost adjustment mechanisms should be continued after 1995 or whether such costs should be included in base rates. These adjustment mechanisms currently allow Narragansett to pass through the costs of fuel and purchased power and do not require Narragansett to take risk regarding recovery of such costs. The RIPUC has not yet scheduled hearings in this proceeding.
    In July 1995, Granite State Electric Company (Granite) filed a request with the New Hampshire Public Utilities Commission (NHPUC) to increase its base rates by $2.5 million, effective August 18, 1995. Granite has also petitioned the NHPUC to allow a portion of the requested increase, approximately $1.2 million, to be effective immediately as a temporary rate increase pending the investigation of the full case. Granite expects the NHPUC to act on its temporary rate request in September 1995 and on the filing in early 1996.

Operating Revenue
-----------------

    The following table summarizes the changes in operating

revenue:

                   Increase (Decrease) in Operating Revenue

                                       Second Quarter       Six Months
                                       --------------     ------------
                                        1995 vs 1994      1995 vs 1994
                                       --------------     ------------
                                                   (In Millions)

Sales to ultimate customers                    $ 3              $ (7)

Seasonal change in unbilled revenues                              (6)

Fuel recovery                                   19                19

General rate change/SEDs                         5                11

Unbilled revenues recognized under
 rate agreements                                (6)              (12)

Oil and gas sales                               (2)               (8)

Other                                           (3)                1
                                               ---              ----
                                               $16              $ (2)
                                               ===              ====
    For a discussion of KWH sales to ultimate customers, see the Earnings section.
    For a discussion of fuel recovery see the fuel costs discussion in the Operating Expenses section.
    General rate change/SEDs for the three and six months ended
June 30, 1995 reflects the November 1994 expiration of
Massachusetts Electric's temporary rate decrease, partially offset by increased discounts under the retail companies' SED programs.

    The decrease in the recognition of unbilled revenues reflects Massachusetts Electric's completion of the recognition of $35 million of unbilled revenues over a 13 month period that ended December 31, 1994, partially offset by Narragansett's recognition of $14 million over a 21 month period to end December 31, 1995. Both of these recognitions of unbilled revenues were in accordance with rate agreements.
    The reduction in oil and gas sales is primarily due to decreased gas prices.

Operating Expenses
------------------
    The following table summarizes the changes in operating expenses:
                   Increase (Decrease) in Operating Expenses

                                        Second Quarter        Six Months
                                        --------------       ------------
                                         1995 vs 1994        1995 vs 1994
                                        --------------       ------------
                                                   (In Millions)

Fuel costs                                     $16               $ 17

Purchased energy excluding fuel                 10                 20

Operation and maintenance                       (2)                 8

Depreciation and amortization                   (9)               (15)

Taxes                                           (1)               (16)
                                               ---               ----
                                               $14               $ 14
                                               ===               ====

    Fuel costs represent fuel for generation and the portion of purchased electric energy permitted to be recovered through NEP's fuel adjustment clause. The increase in fuel costs reflects increased short-term purchases and alternate energy purchases due to decreased generation from NEP's nuclear power suppliers, decreased hydro production due to low water levels, and overhauls of NEP's thermal generating facilities.
    Purchased energy excluding fuel represents the remainder of purchased electric energy costs. The increase in purchased energy excluding fuel for the first six months of 1995 is the result of increased costs associated with scheduled plant overhauls and refueling outages as well as an accrual in the second quarter of 1995 of approximately $4 million relating to Maine Yankee (see Maine Yankee Atomic Power Company section). The increase also reflects amortization of previously deferred purchased power termination costs.
    The increase in operation and maintenance expenses for the six months ended June 30, 1995, reflects increased maintenance costs associated with overhauls of generating plants, in part to achieve compliance with the Clean Air Act, increased general, administrative and information system costs, and recognition of currently incurred and previously deferred PBOP costs in accordance with NEP's 1995 rate agreement. The decrease for the second quarter of 1995 reflects the timing of overhauls in 1995 versus 1994.
    The decrease in depreciation and amortization is due to decreased amortization of Seabrook 1 in accordance with NEP's 1995 rate agreement and decreased oil and gas amortization rates due to increased reserve estimates. These decreases were partially offset by the effects of increased depreciation rates approved in NEP's 1995 rate agreement, increased charges associated with the dismantlement of a retired generating facility, and depreciation of new plant expenditures. A portion of NEP's Seabrook 1 amortization and the amortization of NEP's Oil Conservation Adjustment was completed in the second quarter of 1995. The amounts recorded in the first six months related to these completed amortizations totaled $12 million, before tax. A separate portion of the Seabrook 1 amortization will continue through the end of 1996.
    The decrease in taxes for the six months ended June 30, 1995 is primarily due to decreased income.
    In May 1995, the Brotherhood of Utility Workers of New England, Inc., the International Brotherhood of Electrical Workers, and the Utility Workers Union of America, AFL-CIO ratified new labor agreements with the NEES companies effective May 1995 through May 1999.

Allowance For Funds Used During Construction (AFDC)
--------------------------------------------------
    AFDC increased for the second quarter and first six months of 1995 due to increased construction work in progress, principally associated with the Manchester Street Station repowering project, scheduled to commence commercial operation in late 1995.

Interest Expense
----------------
    The increase in interest expense is primarily due to increased long-term and short-term debt balances and higher interest rates in the second quarter and first six months of 1995.

Competitive Conditions
----------------------
    The electric utility business is being subjected to rapidly increasing competitive pressures, stemming from a combination of trends, including surplus generating capacity, increasing electric rates, improved technologies, increasing demand for customer choice, and new regulations and legislation intended to foster competition. See the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
    The three states served by retail subsidiaries of NEES have been considering various proposals for allowing electric customers greater choice over their electricity supplier. The MDPU has been holding hearings on the regulation and structure of the electric utility industry. The RIPUC convened a task force of utilities, commercial and industrial customers, and other interested parties to prepare a report on restructuring the industry. In these two proceedings, Massachusetts Electric and Narragansett have filed with the respective commissions a set of interdependent principles for industry restructuring. These principles, which were agreed to by groups representing environmental protection advocates, governmental agencies, non-utility generators, investor-owned utilities, and large and small customer interests, include provisions for increased customer choice while allowing utilities the opportunity to recover the cost of their past commitments, as well as provisions for protecting residential customers, encouraging renewable resources and energy conservation, and honoring contracts with independent power producers. The parties agreeing to the principles suggested to the MDPU and RIPUC that they be permitted a six month period for discussions and negotiations leading to the development of detailed, company-specific plans. The MDPU and RIPUC are expected to issue separate decisions this summer.
    In July 1995, the Governor of Rhode Island vetoed two bills that would have allowed certain industrial customers to buy power from alternative suppliers, rather than through the local electric utility. The Rhode Island Legislature may still override the vetoes and it has indicated that it will consider alternative legislation in September 1995. Narragansett cannot predict whether any such legislation will be enacted. Because Narragansett believed that the proposed legislation would result in piecemeal deregulation that would not be fair to customers or shareholders and would circumvent the comprehensive proceedings mentioned above, Narragansett urged the Governor to exercise his veto. Narragansett committed that, if the measures were not enacted into law, Narragansett would provide a two year rate discount to manufacturing customers. In addition, Narragansett committed, if the measures were not enacted, to submit by July 1, 1996, a specific and detailed proposal to the RIPUC addressing the issues associated with providing open access to Narragansett's distribution system for its large commercial and industrial customers. Among other things, that filing would address the proper means for recovering past costs incurred to serve exiting customers through a compensatory access charge. If the charges are approved by the RIPUC, the appropriate access tariffs would then be filed with the FERC.
     Also, as previously reported, the NHPUC is considering the proposal of a new company, Freedom Energy Company (Freedom Energy), to sell electricity at retail rates to large customers of another utility. In June 1995, the NHPUC issued an order in the Freedom Energy docket addressing preliminary issues. The NHPUC found, in a split decision, that it does not believe franchise territories in New Hampshire are exclusive as a matter of law. The order also stated that it did not believe federal law precluded the NHPUC from authorizing retail wheeling. However, the order makes clear that Freedom Energy must obtain additional regulatory approvals at the state and federal level before it could operate as a public utility in the franchise territory of another utility.
    In addition, in June 1995, the Governor of New Hampshire signed into law a bill which instructs the NHPUC to establish a retail competition pilot program open to all classes of customers. The program could be effective as early as January 1, 1996. The NHPUC will first have to determine that a pilot program would be fair, lawful, and in the public good. The size, scope, and other characteristics of the pilot are not prescribed by the legislation and will be subject to NHPUC determination. The legislation also established a legislative committee on retail wheeling and restructuring. The committee is to report its findings by November 1, 1995.
    In March 1995, the FERC issued a notice of proposed rule-making in which it stated that recovery in rates of legitimate and verifiable stranded costs from departing customers is the appropriate method for recovery of costs stranded as the result of wholesale competition. Under the FERC policy proposal, costs stranded as a result of retail competition would be subject to state commission review if the state commission has the necessary statutory authority, and subject to FERC review if the state commission does not have such authority. A final decision is expected in mid-1996.
    Electric utility rates have historically been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. Financial Accounting Standard No. 71, Accounting for the Effects of Certain Types of Regulation (FAS
71), requires regulated entities, in appropriate circumstances, to establish regulatory assets and liabilities, and thereby defer the income statement impact of certain costs that are expected to be recovered in future rates. NEES believes that the operations of its utility subsidiaries currently meet the criteria established in FAS 71. However, the effects of regulatory and/or legislative initiatives could, in the near future, cause all or a portion of the operations of one or more of its subsidiaries to cease meeting the criteria of FAS 71. In that event, the application of FAS 71 to such operations would be discontinued and a non-cash write-off of previously established regulatory assets and liabilities related to such operations would be required. At June 30, 1995, NEES had consolidated pre-tax regulatory assets (net of regulatory liabilities) of approximately $600 million, of which about $500 million is related to its subsidiaries' generation business (including approximately $200 million related to oil and gas properties regulated as part of the generation business), and about $100 million is related to its subsidiaries' transmission and distribution businesses. In addition, if competitive or regulatory change should cause a substantial revenue loss or lead to the permanent shutdown of any generating facilities, a substantial write-down of plant assets could be required pursuant to Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (FAS 121). This standard, effective for fiscal year 1996, clarifies when and how to recognize an impairment of long-lived assets. For further discussion of FAS 121 see Note E.

Liquidity and Capital Resources
-------------------------------
    Plant expenditures in the first six months of 1995 amounted to
$182 million for the utility subsidiaries, including $68 million related to the Manchester Street Station repowering project in Providence, Rhode Island. The repowering of the Manchester Street generating station, scheduled to commence commercial operation in late 1995, is estimated to cost approximately $510 million,
excluding transmission facilities. The funds necessary for utility plant expenditures were primarily provided by net cash from operating activities, after the payment of dividends, and from proceeds of long-term debt issues.
    The financing activities of NEES subsidiaries for the first six months of 1995 are summarized as follows:
                                             Issues          Retirements
                                             ------          -----------
                                                  (In Millions)
Long-term debt
--------------

   Massachusetts Electric                     $ 68                $25
   Narragansett                                 15
   New England Power                            60                 10
   Granite State                                                    2
   Hydro-Transmission Companies                                     6
   NEEI                                                            23
                                              ----                ---
                                              $143                $66
                                              ====                ===
    NEP refinanced $10 million of variable rate mortgage bonds in the first six months of 1995. Interest rates on the other new long-term debt issues shown above ranged from 6.69 to 8.46 percent. In July 1995, Granite issued $5 million of long-term debt at a rate of 7.94 percent. The retail subsidiaries plan to issue $32 million of additional long-term debt by the end of 1995.
    Net cash from operating activities provided all of the funds necessary for oil and gas expenditures for the first six months of 1995. New England Energy Incorporated's (NEEI) capitalized oil and gas exploration and development costs amounted to $9 million, including $5 million of capitalized interest costs. In April 1995, NEEI refinanced its previous credit agreement with a group of banks. The new agreement provides for borrowings of up to $225 million. The amount available will decrease annually through 2002. Collateral for the borrowings was unchanged.
    At June 30, 1995, NEES and its consolidated subsidiaries had lines of credit and standby bond purchase facilities with banks totaling $663 million. These lines and facilities were used for liquidity support for $226 million of commercial paper borrowings and for $342 million of NEP mortgage bonds in tax-exempt commercial paper mode. Fees are paid on the lines and facilities in lieu of compensating balances.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

      Information concerning requests to increase rates filed by Massachusetts Electric Company with the Massachusetts Department of Public Utilities, The Narragansett Electric Company with the Rhode Island Public Utilities Commission, and Granite State Electric Company with the New Hampshire Public Utilities Commission, discussed in Part I of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference and made a part hereof.

      Information concerning a lawsuit filed against New England
Power Company (NEP) by Milford Power Limited Partnership on
October 28, 1994, and intervention into a NEP rate filing, discussed in Note C of Notes to Unaudited Financial Statements, is incorporated herein by reference and made a part hereof.

      Information concerning a lawsuit filed against NEP by Keystone Shipping Company on May 17, 1995, in the Massachusetts
Essex Superior Court, discussed in Note D of Notes to Unaudited
Financial Statements, is incorporated herein by reference and made a part hereof.


Item 4.  Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------

On April 25, 1995, the Annual Meeting of Shareholders was held.

The shareholders, by a vote of 51,970,980 in favor, 635,351 against, and 470,378 abstaining, approved a Company proposal setting the number of directors at eleven.

Directors were elected and received the following votes:

      Director                   Votes For         Votes Withheld
      --------                   ---------         --------------

      Joan T. Bok                52,339,299        734,749
      Paul T. Joskow             52,240,934        833,114
      John M. Kucharski          52,437,024        637,024
      Edward H. Ladd             52,495,786        578,262
      Joshua A. McClure          52,446,815        627,233
      John W. Rowe               52,363,260        710,788
      George M. Sage             52,445,096        618,952
      Charles E. Soule           52,393,796        680,252
      Anne Wexler                52,409,761        664,287
      James Q. Wilson            52,463,183        610,865
      James R. Winoker           52,377,385        696,663


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

      The Company filed a report on Form 8-K dated May 17, 1995, containing Item 5, Other Events.

      The Company is filing financial data schedules.

                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1995 to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NEW ENGLAND ELECTRIC SYSTEM


                                      s/ Alfred D. Houston

                                      Alfred D. Houston
                                      Executive Vice President and
                                      Chief Financial Officer


Date:  August 9, 1995





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