Form 10-Q/A
period 1995-06-30
NEW ENGLAND ELECTRIC SYSTEM
filed 1995-08-14
CIK 71297

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

Registrant's telephone number, including area code
                                (508) 389-2000

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

      The undersigned registrant hereby amends its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 by amending the Financial Data Schedule to conform the financial information therein with the financial statements. The Financial Data Schedule is restated in its entirety below.

                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-Q for the quarter ended June 30, 1995 to be signed on its behalf by the undersigned thereunto duly authorized.


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


Date:  August 14, 1995













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