Form 10-Q
period 1995-09-30
NEW ENGLAND ELECTRIC SYSTEM
filed 1995-11-09
CIK 71297

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


  (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1995

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

                       Yes (X)      No ( )

Common Shares, par value $1 per share, authorized and outstanding: 64,924,456 shares at September 30, 1995.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------
                   NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                        Statements of Consolidated Income
                            Periods Ended September 30
                                   (Unaudited)
                                               Quarter             Nine Months
                                               -------             -----------
                                           1995      1994      1995       1994
                                           ----      ----      ----       ----
                                                         (In Thousands)
Operating revenue                       $599,126  $591,633 $1,690,989 $1,685,617
                                        --------  -------- ---------- ----------

Operating expenses:
   Fuel for generation                    64,176    55,572    171,603    171,350
   Purchased electric energy             133,757   139,279    419,542    379,304
   Other operation                       130,050   123,504    361,183    349,348
   Maintenance                            27,069    36,765    102,195    108,818
   Depreciation and amortization          63,610    80,057    204,435    236,293
   Taxes, other than income taxes         31,944    32,529     99,503     99,044
   Income taxes                           46,199    39,573     96,941    107,528
                                        --------  -------- ---------- ----------
      Total operating expenses           496,805   507,279  1,455,402  1,451,685
                                        --------  -------- ---------- ----------
      Operating income                   102,321    84,354    235,587    233,932

Other income:
   Allowance for equity funds used during
     construction                          2,361     2,540      7,742      7,221
   Equity in income of generating companies2,566     2,664      7,895      7,925
   Other income (expense) - net             (771)       46       (278)    (1,468)
                                        --------  -------- ---------- ----------
      Operating and other income         106,477    89,604    250,946    247,610
                                        --------  -------- ---------- ----------

Interest:
   Interest on long-term debt             27,509    23,636     80,653     68,869
   Other interest                          5,410     5,518     13,761     10,098
   Allowance for borrowed funds used during
     construction                         (4,339)   (2,419)   (10,935)    (5,234)
                                        --------  -------- ---------- ----------
      Total interest                      28,580    26,735     83,479     73,733
                                        --------  -------- ---------- ----------

Income after interest                     77,897    62,869    167,467    173,877

Preferred dividends of subsidiaries        2,172     2,172      6,517      6,525
Minority interests                         1,905     1,846      5,937      5,644
                                        --------  -------- ---------- ----------

      Net income                        $ 73,820  $ 58,851 $  155,013 $  161,708
                                        ========  ======== ========== ==========

Average common shares                 64,924,45664,969,652 64,950,977 64,969,652

Net income per common share               $1.14      $.91       $2.39      $2.49
Dividends declared per share              $ .590     $.575     $1.755     $1.710

    The accompanying notes are an integral part of these financial statements.

             NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                   Statements of Consolidated Income
                   Twelve Months Ended September 30
                              (Unaudited)
                                                        1995                   1994
                                                        ----                   ----
                                                               (In Thousands)
                                                                                            >
Operating revenue                                    $2,248,401   $2,245,325
                                                     ----------   ----------
Operating expenses:
  Fuel for generation                                   221,209      232,616
  Purchased electric energy                             554,381      503,013
  Other operation                                       506,576      466,638
  Maintenance                                           154,850      145,946
  Depreciation and amortization                         269,265      303,663
  Taxes, other than income taxes                        126,299      126,298
  Income taxes                                          117,670      139,551
                                                     ----------   ----------
       Total operating expenses                       1,950,250    1,917,725
                                                     ----------   ----------
       Operating income                                 298,151      327,600

Other income:
  Allowance for equity funds used during construction    10,690        8,597
  Equity in income of generating companies                9,728       10,925
  Other income (expense) - net                           (2,666)      (5,063)
                                                     ----------   ----------
       Operating and other income                       315,903      342,059
                                                     ----------   ----------

Interest:
  Interest on long-term debt                            105,284       93,193
  Other interest                                         14,961       15,052
  Allowance for borrowed funds used during
   construction                                         (13,494)      (6,198)
                                                     ----------   ----------
       Total interest                                   106,751      102,047
                                                     ----------   ----------

Income after interest                                   209,152      240,012

Preferred dividends of subsidiaries                       8,689        8,819
Minority interests                                        7,732        7,525
                                                     ----------   ----------

       Net income                                    $  192,731   $  223,668
                                                     ==========   ==========

Average common shares                                64,955,646   64,969,652

Net income per common share                               $2.97        $3.44
Dividends declared per share                             $2.330       $2.270

The accompanying notes are an integral part of these financial statements.

               NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                        Consolidated Balance Sheets
                                (Unaudited)
                                                      September 30,                December 31,
                                  ASSETS                 1995          1994
                                  ------                 ----          ----
                                                             (In Thousands)
Utility plant, at original cost                        $ 5,240,449   $4,914,807
 Less accumulated provisions for depreciation and amortization        1,701,562      1,610,378
                                                       -----------   ----------
                                                         3,538,887    3,304,429
Net investment in Seabrook 1 under rate settlement          19,012       38,283
Construction work in progress                              276,260      374,009
                                                       -----------   ----------
      Net utility plant                                  3,834,159    3,716,721
                                                       -----------   ----------
Oil and gas properties, at full cost                     1,260,927    1,248,343
 Less accumulated provision for amortization             1,018,531      964,069
                                                       -----------   ----------
      Net oil and gas properties                           242,396      284,274
                                                       -----------   ----------

Investments:
 Nuclear power companies, at equity                         47,080       46,349
 Other subsidiaries, at equity                              40,790       42,195
 Other investments, at cost                                 55,108       50,895
                                                       -----------   ----------
      Total investments                                    142,978      139,439
                                                       -----------   ----------
Current assets:
 Cash                                                        7,795        3,047
 Accounts receivable, less reserves of $18,910,000 and
   $15,095,000                                             268,548      295,627
 Unbilled revenues                                          47,300       55,900
 Fuel, materials and supplies, at average cost              99,269       94,431
 Prepaid and other current assets                           78,507       76,718
                                                       -----------   ----------
      Total current assets                                 501,419      525,723
                                                       -----------   ----------
Accrued Yankee Atomic costs                                104,257      122,452
Deferred charges and other assets                          322,592      296,232
                                                       -----------   ----------
                                                       $ 5,147,801   $5,084,841
                                                       ===========   ==========
                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common share equity:
   Common shares, par value $1 per share:
     Authorized - 150,000,000 shares
     Issued -      64,969,652 shares                   $    64,970   $   64,970
 Paid-in capital                                           736,823      736,823
 Retained earnings                                         820,090      779,045
                                                       -----------   ----------
                                                         1,621,883    1,580,838
 Less 45,196 shares of treasury stock, at cost               1,516
                                                       -----------   ----------
      Total common share equity                          1,620,367    1,580,838

 Minority interests in consolidated subsidiaries            49,620       55,066
 Cumulative preferred stock of subsidiaries                147,016      147,016
 Long-term debt                                          1,639,356    1,520,488
                                                       -----------   ----------
      Total capitalization                               3,456,359    3,303,408
                                                       -----------   ----------
Current liabilities:
 Long-term debt due within one year                         22,520       65,920
 Short-term debt                                           192,600      233,970
 Accounts payable                                          141,414      168,937
 Accrued taxes                                              25,731       11,002
 Accrued interest                                           23,469       25,193
 Dividends payable                                          39,262       37,154
 Other current liabilities                                  92,562       93,251
                                                       -----------   ----------
      Total current liabilities                            537,558      635,427
                                                       -----------   ----------
Deferred federal and state income taxes                    765,366      751,855
Unamortized investment tax credits                          92,910       94,930
Accrued Yankee Atomic costs                                104,257      122,452
Other reserves and deferred credits                        191,351      176,769
                                                       -----------   ----------
                                                       $ 5,147,801   $5,084,841
                                                       ===========   ==========

The accompanying notes are an integral part of these financial statements.

               NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                      Nine Months Ended September 30
                                (Unaudited)
                                                         1995          1994
                                                         ----          ----
                                                             (In Thousands)

Operating Activities:
   Net income                                            $155,013    $ 161,708
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                          208,879      239,450
   Deferred income taxes and investment tax credits - net   9,573        9,804
   Allowance for funds used during construction           (18,677)     (12,455)
   Amortization of unbilled revenues                       (6,156)     (28,305)
   Minority interests                                       5,937        5,644
   Decrease (increase) in accounts receivable, net
     and unbilled revenues                                 35,679        3,666
   Decrease (increase) in fuel, materials, and supplies    (4,838)     (12,133)
   Decrease (increase) in prepaid and other current assets (1,789)       4,043
   Increase (decrease) in accounts payable                (27,523)       9,050
   Increase (decrease) in other current liabilities        18,472       18,445
   Other, net                                             (17,616)     (25,164)
                                                        ---------    ---------
      Net cash provided by operating activities         $ 356,954    $ 373,753
                                                        ---------    ---------

Investing Activities:
   Plant expenditures, excluding allowance for
     funds used during construction                     $(248,283)   $(327,176)
   Oil and gas exploration and development                (12,584)     (21,452)
   Other investing activities                              (1,169)     (15,995)
                                                        ---------    ---------
      Net cash used in investing activities             $(262,036)   $(364,623)
                                                        ---------    ---------

Financing Activities:
   Dividends paid to minority interests                 $  (8,897)   $  (8,416)
   Dividends paid on NEES common shares                  (112,983)    (110,705)
   Short-term debt                                        (41,370)      75,700
   Long-term debt - issues                                370,000       53,000
   Long-term debt - retirements                          (294,040)     (17,040)
   Preferred stock - redemption                                           (512)
   Return of capital to minority interests including
    related premium                                        (1,364)
   Repurchase of common shares                             (1,516)
                                                        ---------    ---------
      Net cash used in financing activities             $ (90,170)   $  (7,973)
                                                        ---------    ---------

Net increase (decrease) in cash and cash equivalents    $   4,748    $   1,157

Cash and cash equivalents at beginning of period            3,047        2,876
                                                        ---------    ---------
Cash and cash equivalents at end of period              $   7,795    $   4,033
                                                        =========    =========

Supplementary Information:
   Interest paid less amounts capitalized               $  80,802    $  73,824
                                                        ---------    ---------
   Federal and state income taxes paid                  $  40,070    $  82,404
                                                        ---------    ---------

The accompanying notes are an integral part of these financial statements.

                   NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                   Statements of Consolidated Retained Earnings
                            Periods Ended September 30
                                   (Unaudited)
                                                 Quarter                  Nine Months
                                                 -------                  -----------
                                            1995      1994     1995        1994
                                            ----      ----     ----        ----
                                                          (In Thousands)
Retained earnings at beginning of period  $784,549  $757,192 $ 779,045  $ 728,075
Net income                                  73,820    58,851   155,013    161,708
Dividends declared on common shares        (38,279)  (37,358) (113,968)          (111,098)
                                          --------  -------- ---------  ---------
Retained earnings at end of period        $820,090  $778,685 $ 820,090  $ 778,685
                                          ========  ======== =========  =========


                    Consolidated Electric Operating Statistics
                            Periods Ended September 30

                                              Quarter              Nine Months
                                              -------              -----------
                                          1995      1994       1995      1994
                                          ----      ----       ----      ----
                                                            (In Thousands of KWH)

Generated at nuclear power plants        536,216   413,229  1,417,603  1,207,259
Generated at system thermal plants     3,153,455 2,629,743  8,360,490  8,539,337
Generated at system hydro plants         112,520   228,994    818,297  1,116,801
Generated at pumped storage plant        136,978   119,575    390,105    392,276
  Less energy for pumping                188,034   185,034    537,111    539,501
                                       --------- --------- ---------- ----------
       Total generated                 3,751,135 3,206,507 10,449,384 10,716,172

Nuclear entitlements                     371,687   525,668    884,282  1,835,397
Purchased electric energy              2,198,417 2,544,721  6,926,177  6,361,857
                                       --------- --------- ---------- ----------
       Total generated and purchased   6,321,239 6,276,896 18,259,843 18,913,426
Less losses, company use, etc.           490,078   350,730  1,088,156  1,170,956
                                       --------- --------- ---------- ----------
       Total sales                     5,831,161 5,926,166 17,171,687 17,742,470
                                       ========= ========= ========== ==========

    The accompanying notes are an integral part of these financial statements.

                   NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                   Statements of Consolidated Retained Earnings
                            Periods Ended September 30
                                   (Unaudited)

                                                           Twelve Months
                                                           -------------
                                                         1995         1994
                                                         ----         ----
                                                            (In Thousands)
Retained earnings at beginning of period                $ 778,685    $ 703,314
Net income                                                192,731      223,668
Dividends declared on common shares                      (151,326)    (147,481)
Premium on redemption of preferred stock of subsidiaries                  (816)
                                                        ---------    ---------
Retained earnings at end of period                      $ 820,090    $ 778,685
                                                        =========    =========




                Consolidated Electric Operating Statistics
                     Twelve Months Ended September 30


                                                           Twelve Months
                                                           -------------
                                                         1995         1994
                                                         ----         ----
                                                           (In Thousands of KWH)

Generated at nuclear power plants                       1,978,303    1,584,184
Generated at system thermal plants                     10,798,254   11,697,323
Generated at system hydro plants                        1,054,096    1,466,432
Generated at pumped storage plant                         523,482      528,780
 Less energy for pumping                                  720,962      725,778
                                                       ----------   ----------
     Total generated                                   13,633,173   14,550,941

Nuclear entitlements                                    1,584,419    2,404,040
Purchased electric energy                               9,245,680    8,087,697
                                                       ----------   ----------
     Total generated and purchased                     24,463,272   25,042,678
Less losses, company use, etc.                          1,590,100    1,742,526
                                                       ----------   ----------
     Total sales                                       22,873,172   23,300,152
                                                       ==========   ==========

The accompanying notes are an integral part of these financial statements.

Note A - Hazardous Waste
------------------------

    The Federal Comprehensive Environmental Response, Compensation and Liability Act, more commonly known as the "Superfund" law, imposes strict, joint and several liability, regardless of fault, for remediation of property contaminated with hazardous substances. A number of states, including Massachusetts, have enacted similar laws.

    The electric utility industry typically utilizes and/or generates in its operations a range of potentially hazardous products and by-products. New England Electric System (NEES) subsidiaries currently have in place an internal environmental audit program and an external waste disposal vendor audit and qualification program intended to enhance compliance with existing federal, state, and local requirements regarding the handling of potentially hazardous products and by-products.

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

    NEES has been notified by the EPA that it is one of several PRPs for cleanup of the Pine Street Canal Superfund site in Burlington, Vermont, at which coal tar and other materials were deposited. Between 1931 and 1951, NEES and its predecessor owned all of the common stock of Green Mountain Power Corporation (GMP). Prior to, during, and after that time, gas was manufactured at the Pine Street Canal site by GMP. In 1989, NEES was one of 14 parties required to pay the EPA's past response costs related to this site. NEES remains a PRP for ongoing and future response costs. In November 1992, the EPA proposed a cleanup plan estimated by the EPA

------------------------

to cost $50 million. In June 1993, the EPA withdrew this cleanup plan in response to public concern about the plan and its cost. It is uncertain at this time what the cost of any ultimate cleanup plan will be or what NEES's share of such cost will be. NEES has been involved in settlement negotiations to determine NEES' apportioned share of costs, which it expects to conclude by year-end. NEES believes it has adequate reserves for this site.

    In 1993, the Massachusetts Department of Public Utilities approved a rate agreement filed by Massachusetts Electric Company (Massachusetts Electric) that allows for remediation costs of former manufactured gas sites and certain other hazardous waste sites located in Massachusetts to be met from a non-rate recoverable interest-bearing fund of $30 million established on Massachusetts Electric's books in 1993. Rate recoverable contributions of $3 million, adjusted for inflation, are added to the fund annually in accordance with the agreement. Any shortfalls in the fund would be paid by Massachusetts Electric and be recovered through rates over seven years.
         Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by NEES or its subsidiaries. Where appropriate, the NEES companies intend to seek recovery from their insurers and from other PRPs, but it is uncertain whether and to what extent such efforts would be successful. At September 30, 1995, NEES had total reserves for environmental response costs of $46 million and a related regulatory asset of $16 million. NEES believes that hazardous waste liabilities for all sites of which it is aware, and which are not covered by a rate agreement, will not be material to its financial position.


Note B - Purchased Power Contract Dispute
-----------------------------------------

    In October 1994, New England Power Company (NEP) was sued by Milford Power Limited Partnership (MPLP), a venture of Enron Corporation and Jones Capital that owns a 149 megawatt gas-fired power plant in Milford, Massachusetts. NEP purchases 56 percent of the power output of the facility under a long-term contract with MPLP. The suit alleges that NEP has engaged in a scheme to cause MPLP and its power plant to fail and has prevented MPLP from

-----------------------------------------

finding a long-term buyer for the remainder of the facility's output. The complaint includes allegations that NEP has violated the Federal Racketeer Influenced and Corrupt Organizations Act, engaged in unfair or deceptive acts in trade or commerce, and breached contracts. MPLP also asserts that NEP deliberately misled regulatory bodies concerning the Manchester Street Station repowering project. MPLP seeks compensatory damages in an unspecified amount, as well as treble damages. NEP believes that the allegations of wrongdoing are without merit. NEP has filed counterclaims and crossclaims against MPLP, Enron Corporation, and Jones Capital, seeking monetary damages and termination of the purchased power contract.

    MPLP also intervened in a recent NEP rate filing before the Federal Energy Regulatory Commission making similar allegations to those asserted in MPLP's lawsuit. Hearings on this claim concluded in October 1995. An Administrative Law Judge initial decision is expected in early 1996.


Note C - New Accounting Standard
--------------------------------

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


Note D - Shipping Charter Agreement Dispute
-------------------------------------------

    On August 17, 1995, the Massachusetts Superior Court dismissed a lawsuit filed against NEP in May 1995 by Keystone Shipping Company (Keystone). The Court held that Keystone's claims, relating to a ship charter, were subject to mandatory arbitration under the charter between NEP and Intercoastal Bulk Carriers, Inc.

-------------------------------------------

(IBC), an affiliate of Keystone. On August 21, 1995, an arbitration panel unanimously ruled in NEP's favor. In September 1995, the parties signed mutual releases. The ship is currently in dry dock for routine maintenance and inspection. During the inspection, it was determined that repair work is needed. Under the releases, IBC is responsible for the cost of such repairs and the arbitration panel would hear any disputes which arise concerning the cost of repair.


Note E
------

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

Earnings
--------
    Earnings for the third quarter and first nine months of 1995 were $1.14 per share and $2.39 per share, respectively, compared with $.91 and $2.49 per share earned in the corresponding periods in 1994.

                 Increase (Decrease) in Earnings

                                       Period ending September 30,
                                       --------------------------
                                       3 months        9 months
                                       --------        --------

1994 earnings                                      $ .91           $2.49

Sales to ultimate customers                          .08            (.04)

Purchased power costs excluding fuel                (.02)           (.21)

Other operation and maintenance
 expenses                                            .08             .01

Depreciation and amortization of
 utility plant                                       .13             .23

Interest expense, net of allowance for              (.02)           (.08)
 funds used during construction

Other                                               (.02)           (.01)
                                                   -----           -----
1995 earnings                                      $1.14           $2.39
                                                   =====           =====

    Earnings in the third quarter increased as a result of increased sales to ultimate customers, reflecting warmer weather in the summer of 1995. During the nine month period, lower sales to residential customers were offset by higher sales to commercial and industrial customers.
    The increase in purchased power costs for the nine months is primarily due to overhauls and refueling shutdowns at partially-owned nuclear power facilities. This increase also reflects costs to repair the steam generator tubes at the nuclear power plant owned by Maine Yankee Atomic Power Company (Maine Yankee) in which New England Power Company (NEP) has a 20 percent interest.

    The reduction in other operation and maintenance expenses in the third quarter reflects reduced overhaul activity at wholly-owned generating units.
    The decrease in depreciation and amortization reflects reduced amortization of the Seabrook 1 nuclear unit (Seabrook 1) in accordance with NEP's 1995 rate agreement(described below), and the completion, in the second quarter of 1995, of the amortization of the costs of certain coal conversion facilities. These decreases were partially offset by the effects of increased depreciation rates approved in NEP's 1995 rate agreement, increased charges associated with the dismantlement of a retired generating facility, and depreciation of new plant expenditures.
    The increase in interest expense is primarily due to increased long-term and short-term debt balances and higher interest rates.

Wholesale Rate Activity
-----------------------
    In February 1995, the Federal Energy Regulatory Commission
(FERC) approved a rate agreement filed by NEP. Under the agreement, which became effective January 1995, NEP's base rates are frozen until 1997. Before this rate agreement, NEP's rate structure contained two surcharges that were recovering the costs of a coal conversion project and a portion of NEP's investment in Seabrook 1. These two surcharges fully recovered their related costs by mid-1995, however, under the rate agreement they have been continued as part of base rates.

    The agreement also allows for full recovery of costs associated with the Manchester Street Station repowering project, which is scheduled for completion during the fourth quarter of 1995. In addition, the agreement allows NEP to recover approximately $50 million of deferred costs associated with terminated purchased power contracts and postretirement benefits other than pensions (PBOPs) over seven years. Under the agreement, NEP is fully recovering currently incurred PBOP costs. The agreement further provides for the recovery over three years of $27 million of costs related to the dismantling of a retired generating station in Rhode Island and the replacement of a turbine rotor at one of NEP's generating units. The agreement also increases NEP's recovery of depreciation expense by approximately $8 million annually to recognize costs that will be incurred upon the eventual dismantling of its Brayton Point and Salem Harbor generating plants. Under the agreement, approximately $15 million of the $38 million in Seabrook 1 costs due to be recovered in 1995 pursuant to a 1988 settlement agreement are being deferred and will be recovered in 1996.
    The FERC's approval of this rate agreement applies to all of NEP's customers except the Milford Power Limited Partnership
(MPLP). MPLP, which owns a gas-fired power plant in Milford, Massachusetts, has protested this rate agreement based on issues related to the Manchester Street Station Repowering project. Hearings on this protest concluded in October 1995 and an

Administrative Law Judge initial decision is expected in early 1996 (for further discussion see Note B).

Retail Rate Activity
--------------------
    On September 29, 1995, the Massachusetts Department of Public Utilities (MDPU) approved a $31 million increase to base rates for Massachusetts Electric Company (Massachusetts Electric) which the Company began billing effective October 1, 1995. Approximately $5 million of this increase relates to the amortization of previously deferred PBOP costs. Massachusetts Electric and certain intervenors to the rate case have each filed motions asking that the MDPU reconsider certain rulings within its order.
    On October 17, 1995, the Rhode Island Public Utilities Commission (RIPUC) approved a settlement between The Narragansett Electric Company (Narragansett), the Rhode Island Division of Public Utilities and Carriers and a group of large commercial and industrial customers that provides for a base rate increase of $15 million effective in December 1995. The RIPUC also approved $3 million of new discounts for manufacturing customers, the costs of which are not being recovered from other customers.
    In June 1995, the RIPUC opened a proceeding to reassess whether fuel adjustment and purchased power cost adjustment (PPCA) mechanisms should be continued after 1995 or whether such costs should be included in base rates. These adjustment mechanisms currently allow Narragansett to pass through the costs of fuel and purchased power and do not require Narragansett to take significant risk regarding recovery of such costs. The RIPUC has not yet scheduled hearings in this proceeding.
    In July 1995, Granite State Electric Company (Granite State) filed a $2.6 million rate increase request with the New Hampshire Public Utilities Commission (NHPUC). On October 31, 1995, Granite State received approval to collect an interim increase of $0.9 million, effective November 1, 1995, subject to refund or surcharge pending the final outcome of the full case. A final decision is expected during the first quarter of 1996.

Operating Revenue
-----------------

    The following table summarizes the changes in operating

revenue:

             Increase (Decrease) in Operating Revenue

                                 Third Quarter          Nine Months
                                 -------------          ------------
                                  1995 vs 1994          1995 vs 1994
                                 -------------          ------------
                                                       (In Millions)

Sales to ultimate customers                     $  9           $ (4)

Rate changes                                       7             17

Fuel recovery                                     (2)            17

Demand Side Management (DSM)
 program recovery                                  5              6

Unbilled revenues recognized under
 rate agreements                                 (10)           (22)

Oil and gas sales                                 (3)           (11)

Other                                              1              2
                                                ----           ----
                                                $  7           $  5
                                                ====           ====
    For a discussion of sales to ultimate customers, see the Earnings section.
    Rate changes for the three and nine months ended September 30, 1995 reflect the November 1994 expiration of Massachusetts Electric's temporary rate decrease, partially offset by increased discounts offered by NEES retail subsidiaries to large customers who agreed to give a three to five year notice before changing electricity suppliers.

    For a discussion of fuel recovery see the fuel costs discussion in the Operating Expenses section.
    The decrease in the recognition of unbilled revenues is due to completion of Massachusetts Electric's recognition of $35 million of unbilled revenues over a 13 month period that ended December 31, 1994, partially offset by Narragansett's recognition of $14 million over a 21 month period that will end December 31, 1995. The recognition of unbilled revenues was in accordance with rate agreements.
    The reduction in oil and gas sales is primarily due to decreased gas production and lower gas prices.

Operating Expenses
------------------

    The following table summarizes the changes in operating

 expenses:
            Increase (Decrease) in Operating Expenses

                                  Third Quarter               Nine Months
                                  -------------               ------------
                                   1995 vs 1994               1995 vs 1994
                                  -------------               ------------
                                                (In Millions)

Fuel costs                                      $  1            $ 18

Purchased energy excluding fuel                    2              23

Operation and maintenance:

    Retail DSM                                     5               6

    Other                                         (8)             (1)

Depreciation and amortization                    (16)            (32)

Taxes                                              6             (10)
                                                ----            ----
                                                $(10)           $  4
                                                ====            ====
   Fuel costs represent fuel for generation and the portion of purchased electric energy permitted to be recovered through NEP's fuel adjustment clause. The increase in fuel costs for the first nine months of 1995 reflects increased short-term purchases by NEP due to decreased nuclear generation, decreased hydro production due to low water levels, and overhauls of fossil fuel generating facilities.
   Purchased energy excluding fuel represents the remainder of purchased electric energy costs. The increase in purchased energy excluding fuel for the first nine months of 1995 is the result of increased costs associated with scheduled plant overhauls and refueling shutdowns at partially-owned nuclear power facilities.
This increase also reflects costs to repair the steam generator tubes at Maine Yankee in which NEP has a 20 percent interest. The Maine Yankee nuclear unit has been shut down since January 1995, but is expected to return to service by year end. NEP recorded the full estimated incremental cost of the repairs in the first six months of 1995 as a charge to purchased power expense. The increase also includes amortization of previously deferred purchased power contract termination costs. Under the existing terms of certain purchased power contracts with other utilities, NEP will be reducing its power purchases which will result in a $19 million reduction in 1996 purchased power expenses.
   The decrease in other operation and maintenance expenses for the third quarter is primarily due to reduced overhaul activity at NEP's generating plants.
   The decrease in depreciation and amortization is due to decreased amortization of Seabrook 1 in accordance with NEP's 1995 rate agreement, the completion of the amortization of certain coal conversion facilities in the second quarter of 1995, and decreased oil and gas amortization rates due to decreased gas production.
These decreases were partially offset by the effects of increased depreciation rates approved in NEP's 1995 rate agreement, increased charges associated with the dismantlement of a retired generating facility, and depreciation of new plant expenditures.
   The change in taxes for the third quarter and first nine months of 1995 is primarily due to the change in income for those periods.

Allowance For Funds Used During Construction (AFDC)
--------------------------------------------------
   AFDC increased for the third quarter and first nine months of 1995 due to increased construction work in progress, principally associated with the Manchester Street Station repowering project. In September 1995, the first of three generating units began commercial operation at the power plant. The remaining units are scheduled to commence commercial operation during the fourth quarter of this year. AFDC ends for these projects when the units go into commercial operation.

Interest Expense
----------------
   The increase in interest expense is primarily due to increased long-term and short-term debt balances and higher interest rates.

Competitive Conditions
----------------------
   The electric utility business is being subjected to rapidly increasing competitive pressures, stemming from a combination of trends, including surplus generating capacity, increasing electric rates, improved technologies, increasing demand for customer choice, and new regulations and legislation intended to foster competition. See the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
   Massachusetts, Rhode Island, and New Hampshire have been considering various proposals for allowing electric customers greater choice over their electricity supplier. Massachusetts Electric and Narragansett proposed to the MDPU and RIPUC, respectively, a set of interdependent principles for industry restructuring which was agreed to by groups representing environmental protection advocates, governmental agencies, non-utility generators, investor-owned utilities, and large and small customer interests. These principles included, among others, provisions for increased customer choice while allowing utilities the opportunity to recover the cost of their past commitments (stranded costs). In August 1995, the MDPU adopted principles similar to those filed by Massachusetts Electric, including a reasonable opportunity for recovery of stranded costs over a period not to exceed 10 years. The MDPU directed Massachusetts Electric and two other utilities to file by February 16, 1996, a detailed plan consistent with the MDPU decision. Also in August 1995, the RIPUC adopted the principles proposed by Narragansett, except for one regarding temporary support for renewable fuel technologies. The RIPUC ordered Narragansett to file a report no later than

February 1, 1996 on its progress in negotiating a specific plan consistent with the principles.
   In October 1995, the NEES Companies began discussions with interested parties regarding the plan to be filed pursuant to the MDPU and RIPUC orders. That plan, to be called "Choice: New England", will propose that all customers of electric utilities in the three states served by NEES retail subsidiaries have the ability to choose their power supplier beginning in 1998. Under the plan, generation assets would become competitive, while transmission and distribution assets would remain regulated. Among other provisions, the plan would also propose a uniform access charge so that all regional utilities will have an opportunity to recover the cost of commitments made under the current regulated system.
   NEES believes that its "Choice: New England" proposal meets the principles for industry restructuring adopted by the MDPU and RIPUC for increased customer choice while providing utilities with an opportunity to recover costs which may be stranded by such customer choice. However, there can be no assurance that a final plan will include an access charge which would recover all stranded costs. Furthermore, market pricing of generation will increase the volatility of NEES revenues and, because of competitive pressures, may not result in full cost recovery.
   In July 1995, the Governor of Rhode Island vetoed two bills that would have allowed certain industrial customers to buy power from alternative suppliers, rather than through the local electric utility. Narragansett urged the Governor to exercise his veto, because Narragansett believed the proposed legislation would result in piecemeal deregulation that would not be fair to customers or shareholders and would circumvent the comprehensive proceedings mentioned above. Narragansett committed that, if the measures were not enacted into law, Narragansett would provide a two year rate discount to manufacturing customers (see Retail Rate Activity section). In addition, Narragansett committed that if the measures were not enacted, Narragansett would submit by July 1, 1996, a specific and detailed proposal to the RIPUC addressing the issues associated with providing open access to Narragansett's distribution system for its large commercial and industrial customers. Among other issues, that filing would address the proper means for recovering past costs incurred to serve exiting customers through a compensatory access charge. If the charges were approved by the RIPUC, the appropriate access tariffs would then be filed with the FERC. The Rhode Island Legislature may still override the vetoes.
   In August 1995, the MDPU issued an order in a stranded cost case involving another utility and one of its customers. This customer, which previously purchased all of its requirements from the utility, installed cogenerating equipment and requested that the utility provide only backup service. In its order, the MDPU required the customer to pay the utility 75 percent of the net stranded costs attributable to serving the customer's load. Because, in part, utilities have always been exposed to the risk of customer cogeneration, the MDPU indicated that its order, which is under appeal, did not set precedent for the issue of stranded cost recovery in the context of utility industry restructuring.
   In New Hampshire, the NHPUC has been considering the proposal of a new company, Freedom Energy Company (Freedom Energy), to sell electricity at retail rates to large customers of another utility. In June 1995, the NHPUC issued an order in the Freedom Energy docket in which it found that franchise territories in New Hampshire are exclusive as a matter of law. The order also stated that federal law precluded the NHPUC from authorizing retail wheeling. However, the order makes clear that Freedom Energy must obtain additional regulatory approvals at the state and federal level before it could operate as a public utility in the franchise territory of another utility.
   In addition, in June 1995, the Governor of New Hampshire signed into law a bill which instructs the NHPUC to establish a retail competition pilot program open to all classes of customers. NHPUC guidelines issued in October 1995 provide that each New Hampshire utility must allow customers representing three percent of its peak load (four megawatts for Granite State) to have access to alternative suppliers of generation for three years, starting May 1, 1996. Customers participating in the pilot would be responsible for paying 50 percent of the utility's stranded costs, with the balance borne by utility shareholders. In comments filed on the preliminary guidelines, Granite State requested that the guidelines be revised to adopt "Choice: New England" as an alternative approach to the proposed pilot. Granite State offered to file the plan with the NHPUC in February, consistent with the filings contemplated in Massachusetts and Rhode Island, so that the plan could be implemented on a pilot basis by May 1, 1996. Granite State's comments also challenged the legal basis for the proposed assignment of stranded costs, arguing that the guidelines will result in an unconstitutional taking without compensation, are preempted by federal law, and are inequitable. The June 1995 legislation also established a legislative committee on retail wheeling and restructuring. The committee is expected to issue an interim report on its findings in November 1995 and a final report by March 1, 1996.
   In March 1995, the FERC issued a notice of proposed rule-making in which it stated that recovery in rates of legitimate and verifiable stranded costs from departing customers is the appropriate method for recovery of costs stranded as the result of wholesale competition. Under the FERC policy proposal, costs stranded as a result of retail competition would be subject to state commission review if the state commission has the necessary statutory authority, and subject to FERC review if the state commission does not have such authority. A final decision is expected in 1996.
   Electric utility rates have historically been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. Financial Accounting Standard No. 71, Accounting for the Effects of Certain Types of Regulation (FAS
71), requires regulated entities, in appropriate circumstances, to establish regulatory assets and liabilities, and thereby defer the income statement impact of certain costs that are expected to be recovered in future rates. NEES believes that the operations of its utility subsidiaries currently meet the criteria established in FAS 71. However, the effects of regulatory and/or legislative initiatives, or the NEES companies' own initiatives, such as "Choice: New England", could, in the near future, cause all or a portion of the operations of one or more of its subsidiaries to cease meeting the criteria of FAS 71. In that event, the application of FAS 71 to such operations would be discontinued and a non-cash write-off of previously established regulatory assets and liabilities related to such operations would be required. At September 30, 1995, NEES had consolidated pre-tax regulatory assets

(net of regulatory liabilities) of approximately $600 million, of which about $500 million is related to its subsidiaries' generation business (including approximately $200 million related to oil and gas properties regulated as part of the generation business), and about $100 million is related to its subsidiaries' transmission and distribution businesses. In addition, if competitive or regulatory change should cause a substantial revenue loss or lead to the permanent shutdown of any generating facilities, a substantial write-down of plant assets could be required pursuant to Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (FAS
121). This standard, effective for fiscal year 1996, clarifies when and how to recognize an impairment of long-lived assets. For further discussion of FAS 121 see Note C.

Liquidity and Capital Resources
-------------------------------
   Plant expenditures in the first nine months of 1995 amounted to
$248 million for the utility subsidiaries, including $93 million related to the Manchester Street Station repowering project in
Providence, Rhode Island.  In September 1995, the first of three generating units began commercial operation at the power plant.
The remaining units are scheduled to commence commercial operation during the fourth quarter of this year.  The approximately 500 megawatt repowering project is estimated to cost approximately $455 million, excluding transmission facilities.  The funds necessary for utility plant expenditures were primarily provided by net cash from operating activities, after the payment of dividends, and from proceeds of long-term debt issues.
   The financing activities of NEES subsidiaries for the first nine months of 1995 are summarized as follows:
                                          Issues   Retirements
                                          ------   -----------
                                               (In Millions)
Long-term debt
--------------
   Massachusetts Electric                  $ 88                 $ 35
   Narragansett                                           15
   New England Power                                      60                10
   Granite State                                           5                 2
   Hydro-Transmission Companies                                              9
   NEEI                                                  202               238
                                           ----                 ----
                                           $370                 $294
                                           ====                 ====
    NEP refinanced $10 million of variable rate mortgage bonds in the first nine months of 1995. Interest rates on the other new long-term debt issues shown above ranged from 6.69 to 8.46 percent.
In October 1995, Narragansett issued $7 million of long-term debt at a rate of 7.50 percent. Narragansett is planning to issue $16 million of first mortgage bonds during the fourth quarter of 1995, at an interest rate of 7.30 percent, to refinance outstanding first mortgage bonds. Narragansett Energy Resources Company is planning to issue $32 million of long-term notes during the fourth quarter of 1995 at an interest rate of 7.25 percent.

    Net cash from operating activities provided all of the funds necessary for oil and gas expenditures for the first nine months of 1995. New England Energy Incorporated's (NEEI) capitalized oil and gas exploration and development costs amounted to $13 million, including $8 million of capitalized interest costs. In April 1995, NEEI refinanced its previous credit agreement with a group of banks. The new agreement provides for borrowings of up to $225 million. The amount available will decrease annually through 2002.
    At September 30, 1995, NEES and its consolidated subsidiaries had lines of credit and standby bond purchase facilities with banks totaling $683 million. These lines and facilities were used for liquidity support for $193 million of commercial paper borrowings and for $342 million of NEP mortgage bonds in tax-exempt commercial paper mode. Fees are paid on the lines and facilities in lieu of compensating balances.

                   PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

     Information concerning a Massachusetts Electric Company $31 million rate order from the Massachusetts Department of Public Utilities, discussed in Part I of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference and made a part hereof.

     Information concerning The Narragansett Electric Company $14.9 million rate order from the Rhode Island Public Utilities Commission, discussed in Part I of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference and made a part hereof.

     Information concerning a lawsuit filed against New England Power Company (NEP) by Milford Power Limited Partnership on October 28, 1994, and intervention into a NEP rate filing discussed in Part I of this report in Management's Discussion and Analysis of Financial Condition and Results of Operation and in Note B of Notes to Unaudited Financial Statements, is incorporated herein by reference and made a part hereof.

     Information concerning dismissal of a lawsuit filed against NEP in May 1995 by Keystone Shipping Company, discussed in Note D of Notes to Unaudited Financial Statements, is incorporated herein by reference and made a part hereof.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     The Company filed reports on Form 8-K dated July 3, 1995,
August 16, 1995, September 8, 1995, and September 29, 1995, all containing Item 5, Other Events.

     The Company is filing Financial Data Schedules.

                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1995 to be signed on its behalf by the undersigned thereunto duly authorized.

                               NEW ENGLAND ELECTRIC SYSTEM


                               s/ Alfred D. Houston

                               Alfred D. Houston
                               Executive Vice President and
                               Chief Financial Officer


Date: November 9, 1995





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