Form 10-Q/A
period 1995-09-30
NEW ENGLAND ELECTRIC SYSTEM
filed 1995-12-20
CIK 71297

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


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

    The undersigned registrant hereby amends its Quarterly Report on Form 10-Q for the quarterly period ending September 30, 1995 by correcting two sentences which were inadvertently mistyped in the "Competitive Conditions" section of its Management's Discussion and Analysis of Financial Condition and Results of Operations.
The sentences should read as follows:

    "In June 1995, the NHPUC issued an order in the Freedom Energy docket in which it found that franchise territories in New
Hampshire are not exclusive as a matter of law. The order also stated that federal law did not preclude the NHPUC from authorizing retail wheeling."

Part I - Item 2 is restated in its entirety below.

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

    The reduction in other operation and maintenance expenses in the third quarter reflects reduced overhaul activity at wholly-owned generating units.
    The decrease in depreciation and amortization reflects reduced amortization of the Seabrook 1 nuclear unit (Seabrook 1) in accordance with NEP's 1995 rate agreement (described below), and the completion, in the second quarter of 1995, of the amortization of the costs of certain coal conversion facilities. These decreases were partially offset by the effects of increased depreciation rates approved in NEP's 1995 rate agreement, increased charges associated with the dismantlement of a retired generating facility, and depreciation of new plant expenditures.
    The increase in interest expense is primarily due to increased long-term and short-term debt balances and higher interest rates.

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

Competitive Conditions
----------------------
   The electric utility business is being subjected to rapidly increasing competitive pressures, stemming from a combination of trends, including surplus generating capacity, increasing electric rates, improved technologies, increasing demand for customer choice, and new regulations and legislation intended to foster competition. See the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
   Massachusetts, Rhode Island, and New Hampshire have been considering various proposals for allowing electric customers greater choice over their electricity supplier. Massachusetts Electric and Narragansett proposed to the MDPU and RIPUC, respectively, a set of interdependent principles for industry restructuring which was agreed to by groups representing environmental protection advocates, governmental agencies, non-utility generators, investor-owned utilities, and large and small customer interests. These principles included, among others, provisions for increased customer choice while allowing utilities the opportunity to recover the cost of their past commitments (stranded costs). In August 1995, the MDPU adopted principles similar to those filed by Massachusetts Electric, including a reasonable opportunity for recovery of stranded costs over a period not to exceed 10 years. The MDPU directed Massachusetts Electric and two other utilities to file by February 16, 1996, a detailed plan consistent with the MDPU decision. Also in August 1995, the RIPUC adopted the principles proposed by Narragansett, except for one regarding temporary support for renewable fuel technologies. The RIPUC ordered Narragansett to file a report no later than

February 1, 1996 on its progress in negotiating a specific plan consistent with the principles.
   In October 1995, the NEES Companies began discussions with interested parties regarding the plan to be filed pursuant to the MDPU and RIPUC orders. That plan, to be called "Choice: New England", will propose that all customers of electric utilities in the three states served by NEES retail subsidiaries have the ability to choose their power supplier beginning in 1998. Under the plan, generation assets would become competitive, while transmission and distribution assets would remain regulated. Among other provisions, the plan would also propose a uniform access charge so that all regional utilities will have an opportunity to recover the cost of commitments made under the current regulated system.
   NEES believes that its "Choice: New England" proposal meets the principles for industry restructuring adopted by the MDPU and RIPUC for increased customer choice while providing utilities with an opportunity to recover costs which may be stranded by such customer choice. However, there can be no assurance that a final plan will include an access charge which would recover all stranded costs. Furthermore, market pricing of generation will increase the volatility of NEES revenues and, because of competitive pressures, may not result in full cost recovery.
   In July 1995, the Governor of Rhode Island vetoed two bills that would have allowed certain industrial customers to buy power from alternative suppliers, rather than through the local electric utility. Narragansett urged the Governor to exercise his veto, because Narragansett believed the proposed legislation would result in piecemeal deregulation that would not be fair to customers or shareholders and would circumvent the comprehensive proceedings mentioned above. Narragansett committed that, if the measures were not enacted into law, Narragansett would provide a two year rate discount to manufacturing customers (see Retail Rate Activity section). In addition, Narragansett committed that if the measures were not enacted, Narragansett would submit by July 1, 1996, a specific and detailed proposal to the RIPUC addressing the issues associated with providing open access to Narragansett's distribution system for its large commercial and industrial customers. Among other issues, that filing would address the proper means for recovering past costs incurred to serve exiting customers through a compensatory access charge. If the charges were approved by the RIPUC, the appropriate access tariffs would then be filed with the FERC. The Rhode Island Legislature may still override the vetoes.
   In August 1995, the MDPU issued an order in a stranded cost case involving another utility and one of its customers. This customer, which previously purchased all of its requirements from the utility, installed cogenerating equipment and requested that the utility provide only backup service. In its order, the MDPU required the customer to pay the utility 75 percent of the net stranded costs attributable to serving the customer's load. Because, in part, utilities have always been exposed to the risk of customer cogeneration, the MDPU indicated that its order, which is under appeal, did not set precedent for the issue of stranded cost recovery in the context of utility industry restructuring.
      In New Hampshire, the NHPUC has been considering the proposal of a new company, Freedom Energy Company (Freedom Energy), to sell electricity at retail rates to large customers of another utility.
In June 1995, the NHPUC issued an order in the Freedom Energy docket in which it found that franchise territories in New Hampshire are not exclusive as a matter of law. The order also stated that federal law did not preclude the NHPUC from authorizing retail wheeling.
However, the order makes clear that Freedom Energy must obtain additional regulatory approvals at the state and federal level before it could operate as a public utility in the franchise territory of another utility.
   In addition, in June 1995, the Governor of New Hampshire signed into law a bill which instructs the NHPUC to establish a retail competition pilot program open to all classes of customers. NHPUC guidelines issued in October 1995 provide that each New Hampshire utility must allow customers representing three percent of its peak load (four megawatts for Granite State) to have access to alternative suppliers of generation for three years, starting May 1, 1996. Customers participating in the pilot would be responsible for paying
50 percent of the utility's stranded costs, with the balance borne by utility shareholders. In comments filed on the preliminary guidelines, Granite State requested that the guidelines be revised to adopt "Choice: New England" as an alternative approach to the proposed pilot. Granite State offered to file the plan with the NHPUC in February, consistent with the filings contemplated in Massachusetts and Rhode Island, so that the plan could be implemented on a pilot basis by May 1, 1996. Granite State's comments also challenged the legal basis for the proposed assignment of stranded costs, arguing that the guidelines will result in an unconstitutional taking without compensation, are preempted by federal law, and are inequitable. The June 1995 legislation also established a legislative committee on retail wheeling and restructuring. The committee is expected to issue an interim report on its findings in November 1995 and a final report by March 1, 1996.
   In March 1995, the FERC issued a notice of proposed rule-making in which it stated that recovery in rates of legitimate and verifiable stranded costs from departing customers is the appropriate method for recovery of costs stranded as the result of wholesale competition. Under the FERC policy proposal, costs stranded as a result of retail competition would be subject to state commission review if the state commission has the necessary statutory authority, and subject to FERC review if the state commission does not have such authority. A final decision is expected in 1996.
   Electric utility rates have historically been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. Financial Accounting Standard No.
71, Accounting for the Effects of Certain Types of Regulation (FAS
71), requires regulated entities, in appropriate circumstances, to establish regulatory assets and liabilities, and thereby defer the income statement impact of certain costs that are expected to be recovered in future rates. NEES believes that the operations of its utility subsidiaries currently meet the criteria established in FAS
71. However, the effects of regulatory and/or legislative initiatives, or the NEES companies' own initiatives, such as "Choice: New England", could, in the near future, cause all or a portion of the operations of one or more of its subsidiaries to cease meeting the criteria of FAS 71. In that event, the application of FAS 71 to such operations would be discontinued and a non-cash write-off of previously established regulatory assets and liabilities related to such operations would be required. At September 30, 1995, NEES had consolidated pre-tax regulatory assets

(net of regulatory liabilities) of approximately $600 million, of which about $500 million is related to its subsidiaries' generation business (including approximately $200 million related to oil and gas properties regulated as part of the generation business), and about $100 million is related to its subsidiaries' transmission and distribution businesses. In addition, if competitive or regulatory change should cause a substantial revenue loss or lead to the permanent shutdown of any generating facilities, a substantial write-down of plant assets could be required pursuant to Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (FAS
121). This standard, effective for fiscal year 1996, clarifies when and how to recognize an impairment of long-lived assets. For further discussion of FAS 121 see Note C.

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

                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form
10-Q for the quarter ended September 30, 1995 to be signed on its behalf by the undersigned thereunto duly authorized.

                               NEW ENGLAND ELECTRIC SYSTEM


                               s/Alfred D. Houston


                               Alfred D. Houston
                               Executive Vice President and
                               Chief Financial Officer


Date: December 20, 1995





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