Form 10-K405
period 1995-12-31
NEW ENGLAND ELECTRIC SYSTEM; MASSACHUSETTS ELECTRIC CO; NARRAGANSETT ELECTRIC CO; NEW ENGLAND POWER CO
filed 1996-03-29
CIK 71297, 63073, 69659, 71337

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K


    (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

             For fiscal year ended December 31, 1995

                                OR

   ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]


               Registrant; State of
               Incorporation or                I.R.S. Employer
Commission     Organization; Address;          Identification
File Number    and Telephone Number            Number
------------   ----------------------          ---------------

 1-3446        NEW ENGLAND ELECTRIC SYSTEM        04-1663060
               (A Massachusetts voluntary
               association)
               25 Research Drive
               Westborough, Massachusetts 01582
               Telephone:  508-389-2000

 1-6564        NEW ENGLAND POWER COMPANY          04-1663070
               (A Massachusetts corporation)
               25 Research Drive
               Westborough, Massachusetts 01582
               Telephone:  508-389-2000

 0-5464        MASSACHUSETTS ELECTRIC COMPANY     04-1988940
               (A Massachusetts corporation)
               25 Research Drive
               Westborough, Massachusetts 01582
               Telephone:  508-389-2000

 1-7471        THE NARRAGANSETT ELECTRIC COMPANY  05-0187805
               (A Rhode Island corporation)
               280 Melrose Street
               Providence, Rhode Island 02907
               Telephone:  401-784-7000

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

Securities registered pursuant to Section 12(b) of the Act:


                                  Outstanding at  Name of each exchange
Registrant   Title of each class  March 18, 1996  on which registered
----------   -------------------  --------------  ---------------------
New England  Common Shares          64,803,369    New York Stock Exchange
Electric                                          Boston Stock Exchange
System



Securities registered pursuant to Section 12(g) of the Act:


Registrant                        Title of each class
----------                        -------------------

New England                   6.00% Cumulative Preferred Stock
Power Company                 Dividend Series Preferred Stock


Massachusetts                 Cumulative Preferred Stock
Electric Company              Preferred Stock - Cumulative


The Narragansett              Cumulative Preferred Stock
Electric Company



                      Aggregate market value
                       of the voting stock      Number of shares of
                      held by non-affiliates   common stock outstanding
                      of the registrants at    of the registrants at
                          March 18, 1996           March 18, 1996
                      ----------------------  ------------------------

New England              $2,405,825,074        64,803,369  ($1 par value)
Electric System

New England                $5,907,825           6,449,896  ($20 par value)
Power Company

Massachusetts                 None              2,398,111  ($25 par value)
Electric Company

The Narragansett              None              1,132,487  ($50 par value)
Electric Company

                    Documents Incorporated by Reference


                                               Part of Form 10-K into which
        Description                              document is incorporated
----------------------------------             ----------------------------
Portions of Annual Reports to                           Part II
Shareholders for the year ended
December 31, 1995 of the following
companies, as set forth in Part II

   New England Electric System
   New England Power Company
   Massachusetts Electric Company
   The Narragansett Electric Company

Portions of Proxy Statement of                          Part III
New England Electric System
filed in connection with its
annual meeting of shareholders to
be held on April 23, 1996, as set
forth in Part III













       This combined Form 10-K is separately filed by New England Electric
System, New England Power Company, Massachusetts Electric Company, and The
Narragansett Electric Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies.

                        TABLE OF CONTENTS                             PAGE

GLOSSARY OF TERMS...........................................           iii

                              PART I
ITEM 1. BUSINESS............................................             1

THE SYSTEM..................................................             1

     System Organization....................................             1
     Employees..............................................             3

ELECTRIC UTILITY OPERATIONS.................................             3

     General................................................             3
     Results of Operations..................................             6
     Competitive Conditions.................................             7
     Rates..................................................            14
        General.............................................            14
        NEP Rates...........................................            15
        Transmission rates..................................            16
        Mass. Electric Rates................................            17
        Narragansett Rates..................................            17
        Granite State Rates.................................            18
        Recovery of Demand Side Management Expenditures.....            19
     Generation.............................................            20
        Energy Mix..........................................            20
        Electric Utility Properties.........................            20
        Map - Electric Utility Properties...................            24
        Fuel for Generation.................................            25
        Non-Utility Power Producer Information..............            27
        Nuclear Units.......................................            29
     Regulatory and Environmental Matters...................            37
        Regulation..........................................            37
        Hydroelectric Project Licensing.....................            38
        Environmental Requirements..........................            39
     Construction and Financing.............................            44
     Research and Development...............................            49

OIL AND GAS OPERATIONS......................................            50

     General................................................            50
     Results of Operations..................................            51
     Oil and Gas Properties.................................            53
     Capital Requirements and Financing.....................            54
     Map - Major Oil and Gas Properties.....................            55

EXECUTIVE OFFICERS..........................................            56

ITEM 2. PROPERTIES..........................................            60

ITEM 3. LEGAL PROCEEDINGS...................................            60

                                                                      PAGE
                             PART II



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.            61

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
        RELATED SECURITY HOLDER MATTERS.....................            61

ITEM 6. SELECTED FINANCIAL DATA.............................            62

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................            63

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........            63

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.................            64


                             PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.            64

ITEM 11. EXECUTIVE COMPENSATION.............................            68

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.........................................            82

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....            85


                             PART IV


ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K...................            86

INDEX TO FINANCIAL STATEMENTS...............................           114

                        GLOSSARY OF TERMS

  Term                        Meaning
  ----                        -------

AFDC                 allowance for funds used during construction
Algonquin            Algonquin Gas Transmission Company
C&LM                 Conservation and Load Management
Columbia             Columbia Gas Transmission Company
Connecticut Yankee   Connecticut Yankee Atomic Power Company
DOE                  U.S. Department of Energy
DOER                 Massachusetts Division of Energy Resources
DOMAC                Distrigas Corporation of Massachusetts
DSM                  demand-side management
EMF                  electric and magnetic fields
EPA                  U.S. Environmental Protection Agency
FERC                 Federal Energy Regulatory Commission
FAS 121              Financial Accounting Standards No. 121,
                     Accounting for the Impairment of Long-Lived
                     Assets and for Long-Lived Assets to Be
                     Disposed Of
FAS 71               Financial Accounting Standards No. 71,
                     Accounting for the Effects of Certain Types
                     of Regulation
Firm Energy          agreement between NEPOOL members and Hydro-
Contract             Quebec
Granite State        Granite State Electric Company
GMP                  Green Mountain Power Corporation
IBC                  Intercoastal Bulk Carriers, Inc.
Interconnection      transmission interconnection between
                     participating New England utilities
                     and Hydro-Quebec
Iroquois             Iroquois Gas Transmission System
ISC                  International Shipping Company
Keystone             Keystone Shipping Company
kWh                  kilowatt hour
Maine Yankee         Maine Yankee Atomic Power Company
Mass. Electric       Massachusetts Electric Company
Mass. Hydro          New England Hydro-Transmission Electric
                     Company, Inc.
MDPU                 Massachusetts Department of Public Utilities
MPLP                 Milford Power Limited Partnership
MRS                  Monitored Retrievable Storage
Narragansett         The Narragansett Electric Company
NEEI                 New England Energy Incorporated
NEERI                New England Electric Resources, Inc.
NEES                 New England Electric System
NEES Companies       the Subsidiaries of NEES
NEES Trans           NEES Transmission Services, Inc.

                        GLOSSARY OF TERMS

  Term                        Meaning
  ----                        -------

NEET                 New England Electric Transmission
                     Corporation
NEP                  New England Power Company
NEPOOL               New England Power Pool
N.H. Hydro           New England Hydro-Transmission Corporation
NHPUC                New Hampshire Public Utilities Commission
NOPR                 notice of proposed rulemaking
NOx                  nitrogen oxide
NRC                  Nuclear Regulatory Commission
NU                   Northeast Utilities
OSP                  Ocean State Power
OSP II               Ocean State Power II
PBOPs                postretirement benefits other than pensions
PPCA                 purchased power cost adjustment
PRP                  potentially responsible party
Pricing Policy       SEC approved pricing policy between NEEI and
                     NEP
Resources            Narragansett Energy Resources Company
Retail Companies     Mass. Electric, Narragansett, and Granite
                     State
RIPUC                Rhode Island Public Utilities Commission
Samedan              Samedan Oil Corporation
Seabrook 1           Seabrook Nuclear Generating Station Unit 1
SEC                  Securities and Exchange Commission
SED                  service extension discount
Service Company      New England Power Service Company
SO2                  sulphur dioxide
SPCC                 Spill prevention control and counter-measure
System               the subsidiaries of NEES collectively
Tennessee            Tennessee Gas Pipeline Company
TransCanada          TransCanada PipeLines, Ltd.
Vermont Yankee       Vermont Yankee Nuclear Power Corporation
Yankee Atomic        Yankee Atomic Electric Company
Yankee Companies     Yankee Atomic, Vermont Yankee, Maine Yankee,
                     and Connecticut Yankee
1935 Act             Public Utility Holding Company Act of 1935

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


                                                        % Voting
                                                        Securities
                              State of       Type of     Owned by
    Name of Company         Organization     Business      NEES
    ---------------         ------------     --------   ---------

Subsidiaries:

Granite State Electric Company   N.H.        Retail        100
  (Granite State)                            Electric

Massachusetts Electric Company   Mass.       Retail        100
  (Mass. Electric)                           Electric

The Narragansett Electric Company            R.I.          Retail    100
  (Narragansett)                             Electric

Narragansett Energy Resources    R.I.        Wholesale     100
  Company (Resources)                        Electric
                                             Generation

New England Electric Resources, Inc.
  (NEERI)                        Mass.       Development   100
                                             Services

New England Electric Transmission            N.H.          Electric  100
  Corporation (NEET)                         Transmission

New England Energy Incorporated  Mass.       Oil and Gas   100
  (NEEI)                                     Exploration
                                             & Development

New England Hydro-Transmission   N.H.        Electric      53.97(a)
  Corporation (N.H. Hydro)                   Transmission


New England Hydro-Transmission   Mass.       Electric      53.97(a)
  Electric Company, Inc.                     Transmission
  (Mass. Hydro)

New England Power Company (NEP)  Mass.       Wholesale     98.85(b)
                                             Electric
                                             Generation &
                                             Transmission

New England Power Service Company            Mass.         Service   100
  (Service Company)                          Company

(a) The common stock of these subsidiaries is owned by NEES and certain participants (or their parent companies) in Phase II of the Hydro-Quebec project. See Interconnection with Quebec, page 28.

(b) Holders of common stock and 6% Cumulative Preferred Stock of
    NEP have general voting rights.  The 6% Cumulative Preferred
    Stock represents 1.15% of the total voting power.


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

    NEET owns and operates a portion of an international transmission interconnection between the electric systems of Hydro-Quebec and New England. Mass. Hydro and N.H. Hydro own and operate facilities in connection with an expanded second phase of this interconnection. See Interconnection with Quebec, page 28.

    NEEI is engaged in various activities relating to fuel supply for the System. These activities primarily include participation (principally through a partnership with a non-affiliated oil company) in domestic oil and gas exploration, development, and production (see OIL AND GAS OPERATIONS, page 50) and the sale to NEP of fuel purchased in the open market.

    Resources is a general partner, with a 20% interest, in each of two partnerships formed in connection with the Ocean State Power project. See Ocean State Power, page 28.

    The Service Company has contracted with NEES and its subsidiaries to provide, at cost, such administrative, engineering, construction, legal, and financial services as the companies request.

    NEERI is a wholly-owned, non-utility subsidiary of NEES which provides consulting and independent project development services domestically and internationally to non-affiliates and seeks investment opportunities in power plant modernization, transmission, and environmental improvement. NEERI also provides maintenance and construction services under contract to certain non-affiliated utility customers.

                            EMPLOYEES

    As of December 31, 1995, NEES subsidiaries had approximately 4,830 employees. As of that date, the total number of employees was approximately 800 at NEP, 1,715 at Mass. Electric, 765 at Narragansett, 75 at Granite State, and 1,475 at the Service Company. Of the 4,830 employees, approximately 3,100 are members of labor organizations. Collective bargaining agreements with the Brotherhood of Utility Workers of New England, Inc., the International Brotherhood of Electrical Workers, and the Utility Workers Union of America, AFL-CIO were signed in May, 1995 and expire in May, 1999.


                   ELECTRIC UTILITY OPERATIONS

                             GENERAL

    NEP's business is principally generating, purchasing, transmitting, and selling electric energy in wholesale quantities. In 1995, 95% of NEP's revenue from the sale of electricity was derived from sales for resale to affiliated companies and 5% from sales for resale to municipal and other utilities. NEP is the wholesale supplier of the electric energy requirements of the Retail Companies under contracts that require seven years notice of termination. Narragansett receives credits against its purchases of power from NEP for the cost of generation from its Providence units, which are functionally integrated with NEP's facilities to achieve maximum economy and reliability. Discussions of NEP's generating properties, load growth, energy mix, and fuel supplies include the related properties of Narragansett. For details of sales of energy and operating revenue for the last five years, see OPERATING STATISTICS on page 27 of the New England Power Company 1995 Annual Report to Stockholders (the NEP 1995 Annual Report). (For a discussion of electric utility operations in a more competitive environment, see COMPETITIVE CONDITIONS, page 7).

    The combined service area of the Retail Companies constitutes the retail service area of the System and covers more than 4,400 square miles with a population of about 3,000,000 (1990 census). See Map, page 24. The largest cities served are Worcester, Mass. (population 170,000) and Providence, R.I. (population 161,000).

    Mass. Electric and Narragansett are engaged principally in the distribution and sale of electricity at retail. Mass. Electric provides approximately 950,000 customers with electric service at retail in a service area comprising approximately 43% of the area of The Commonwealth of Massachusetts. The population of the service area is about 2,160,000 or 36% of the total population of the Commonwealth (1990 Census). Mass. Electric's territory consists of 146 cities and towns including rural, suburban, and urban communities with Worcester, Lowell, and Quincy being the largest cities served. The economy of the area is diversified. Principal industries served by Mass. Electric include electrical and industrial machinery, computer manufacturing and related products, plastic goods, fabricated metals and paper, and chemical products. In addition, a broad range of professional, banking, high-technology, medical, and educational concerns is served. During 1995, 41% of Mass. Electric's revenue from the sale of electricity was derived from residential customers, 37% from commercial customers, 21% from industrial customers, and 1% from others. In 1995, the 20 largest customers of Mass. Electric accounted for approximately 7% of its electric revenue. For details of sales of energy and operating revenue for the last five years, see OPERATING STATISTICS on page 21 of Mass. Electric's 1995 to Stockholders (the Mass. Electric 1995 Annual Report).

    Narragansett provides approximately 328,000 customers with electric service at retail. Its service territory, which includes urban, suburban, and rural areas, covers about 839 square miles or 80% of the area of Rhode Island, and encompasses 27 cities and towns including the cities of Providence, Warwick, Cranston, and East Providence. The population of the area is about 725,000
(1990 Census) which represents about 72% of the total population of the state. The economy of the territory is diversified. Principal industries served by Narragansett produce fabricated metal products, jewelry, silverware, electrical and industrial machinery, transportation equipment, textiles, and chemical and allied products. In addition, a broad range of professional, banking, medical, and educational institutions is served. During 1995, 42% of Narragansett's revenue from the sale of electricity was derived from residential customers, 41% from commercial customers, 15% from industrial customers, and 2% from others. In 1995, the 20 largest customers of Narragansett accounted for approximately 9% of its electric revenue. For details of sales of energy and operating revenue for the last five years see OPERATING STATISTICS on page 21 of Narragansett's 1995 Annual Report to Stockholders (the Narragansett 1995 Annual Report).

    Granite State provides approximately 36,000 customers in 21 New Hampshire communities with electric service at retail in the State of New Hampshire in a service area having a population of about 73,000 (1990 Census), including the city of Lebanon and the towns of Hanover, Pelham, Salem and surrounding communities. During 1995, 48% of Granite State's revenue from the sale of electricity was derived from commercial customers, 39% from residential customers, 12% from industrial customers, and 1% from others. In

1995, the 10 largest customers of Granite State accounted for about 18% of its electric revenue. Granite State is not subject to the reporting requirements of the Securities Exchange Act of 1934, and its financial impact on the System is relatively small.
Information on Granite State is provided herein solely for the purpose of furnishing a more complete description of System operations.

    On March 22, 1995, NEES agreed to acquire Nantucket Electric
Company for $3.5 million. Completion of the acquisition occured on March 22, 1996.

    The electric utility business of NEP and the Retail Companies is not highly seasonal. For NEP and the Retail Companies, industrial customers are broadly distributed among standardized industrial classifications. No single industrial classification exceeds 3% of operating revenue, and no single customer of the System contributes more than 1% of operating revenue.

                      RESULTS OF OPERATIONS

    The following is the detail of consolidated sales and revenue from sales of electricity by the System for the last five years.

                       Sales of Electricity
                      (in thousands of kWh)
                      ---------------------

Classification      1995        1994        1993       1992         1991
--------------      ----        ----        ----       ----         ----
Residential          7,837,527    7,879,747   7,749,514   7,666,992   7,584,426
Commercial           8,378,580    8,266,754   8,064,024   7,851,859   7,757,350
Industrial           4,952,217    4,858,638   4,863,059   4,870,612   4,955,001
Other                  142,848      149,724     154,981     164,450     173,639
                    ----------   ----------  ----------  ----------  ----------
Total Sales
  to Ultimate
  Customers         21,311,172   21,154,863  20,831,578  20,553,913  20,470,416
Sales for
  Resale             1,592,577    2,289,091   1,958,499   2,125,463   3,031,660
                    ----------   ----------  ----------  ----------  ----------
    Total           22,903,749   23,443,954  22,790,077  22,679,376  23,502,076
                    ----------   ----------  ----------  ----------  ----------

                              Revenues from Sales of Electricity
                         (in thousands of dollars)
                    ----------------------------------

Classification     1995        1994         1993        1992       1991
--------------     ----        ----         ----        ----       ----

Residential         $  841,433   $  811,585  $  818,120  $  775,973  $  729,313
Commercial             773,138      741,194     742,121     728,645     687,605
Industrial             393,174      381,062     401,533     408,243     398,684
Other                   25,836       24,580      24,745      24,776      24,900
                    ----------   ----------  ----------  ----------  ----------
Total Sales
  to Ultimate
  Customers          2,033,581    1,958,421   1,986,519   1,937,637   1,840,502
Amortization
 of Unbilled
 Revenues                8,209       38,458       2,700
Sales for
  Resale                79,452       88,912      80,554      82,580     102,411
                    ----------   ----------  ----------  ----------  ----------
   Total             2,121,242   $2,085,791  $2,069,773  $2,020,217  $1,942,913
                    ----------   ----------  ----------  ----------  ----------

    Kilowatt hour (kWh) sales to ultimate customers increased less than 1 percent in 1995. This increase was primarily due to a return to more normal weather in the fourth quarter of 1995, along with a warmer summer in 1995, partially offset by lower sales in the first quarter of 1995, due to unusually mild weather. In 1994, kWh sales to ultimate customers increased 1.6 percent over 1993, reflecting an improved economy.


                     COMPETITIVE CONDITIONS

    The electric utility business is being subjected to rapidly increasing competitive pressures, stemming from a combination of trends, including the presence of surplus generating capacity, a disparity in electric rates among regions of the country, improvements in generation efficiency, increasing demand for customer choice, and new regulations and legislation intended to foster competition. To date, this competition has been most prominent in the bulk power market, in which non-utility generators have significantly increased their market share. Electric utilities have had exclusive franchises for the retail sale of electricity in specified service territories. As a result, competition in the retail market has been limited to (i) competition with alternative fuel suppliers, primarily for heating and cooling, (ii) competition with customer-owned generation, and
(iii) direct competition among electric utilities to attract major new facilities to their service territories. These competitive pressures have led the subsidiaries of NEES (NEES Companies) and other utilities to offer, from time to time, special discounts or service packages to certain large customers.

    In states across the country, including Massachusetts, Rhode Island, and New Hampshire, there have been an increasing number of proposals to allow retail customers to choose their electricity supplier, with incumbent utilities required to deliver that electricity over their transmission and distribution systems (also known as "retail wheeling"). If electric customers were allowed to choose their electricity supplier, the Retail Companies' role would change and they would provide only distribution services. Power would be provided by power generators and marketers, which could be either affiliated or non-affiliated companies. In these competitive circumstances, utilities across the country that operate generation plants, such as NEP, would face the risk that market prices may not be sufficient to recover the costs of the commitments incurred to supply customers under a regulated industry structure. The amount by which costs exceed market prices is commonly referred to as "stranded costs".

    The NEES Companies derive approximately 70 percent, 23 percent, and 3 percent of their electric sales revenues from ultimate customers in Massachusetts, Rhode Island, and New Hampshire, respectively. Each of the Retail Companies purchases electricity under wholesale all-requirements contracts with NEES's wholesale generating subsidiary, NEP and resell it to their customers. Legislative or utility initiatives, such as Choice: New England, could ultimately result in changes in the relationship between NEP and its all-requirements customers.

Choice: New England

    In October 1995, the NEES Companies announced a plan to allow all customers of electric utilities in Massachusetts, Rhode Island, and New Hampshire to choose their power supplier beginning in 1998. The plan, Choice: New England, was developed in response to 1995 decisions by the Massachusetts Department of Public Utilities
(MDPU) and the Rhode Island Public Utilities Commission (RIPUC) that approved a set of principles for industry restructuring.
These principles include allowing utilities the opportunity to recover stranded costs. Choice: New England was formally filed by Mass. Electric with the MDPU in February 1996. In March 1995, the RIPUC ordered all utilities in Rhode Island to file restructuring plans by April 12, 1996. In response to a RIPUC order, Narragansett plans to file a similar version of Choice: New England with the RIPUC in April 1996.

    Under Choice: New England, the Retail Companies would no longer sell electricity to their customers. Instead, customers would purchase electricity from a supplier of their choice, with the Retail Companies remaining responsible for providing distribution services to customers under regulated rates. Transmission services would be provided by a new affiliate, NEES Transmission Services, Inc. (NEES Trans), which would be formed by NEES to provide comparable service across the NEES Companies' transmission system. NEP has recently filed a proposed tariff rate with the Federal Energy Regulatory Commission (FERC) whereby its transmission facilities would be operated by NEES Trans subsidiary pursuant to a support agreement. See RATES, page 14.

    Under Choice: New England, the pricing of generation would be deregulated. However, customers would have the right to receive service under a "standard offer" from the incumbent utility or its affiliate, the pricing of which would be approved in advance by legislators or regulators. Customers electing the standard offer would be eligible to choose an alternative power supplier at any time, but would not be allowed to return to the standard offer. Under Choice: New England, transmission and distribution rates would remain regulated.

    Under Choice: New England, the Retail Companies' wholesale contracts with NEP would be terminated. In return, Choice: New England proposes that the cost of NEP's past generation commitments be recovered from the Retail Companies through a contract termination charge. The Retail Companies would, in turn, seek to recover the payments to NEP through a wires access or transition charge to retail customers. Those commitments, which are currently estimated at approximately $4 billion on a present value basis, primarily consist of (i) generating plant commitments, (ii) regulatory assets, (iii) purchased power contracts, and (iv) the operating cost of nuclear plants which cannot be mitigated by shutting down the plants (otherwise referred to as "nuclear costs independent of operation"). Sunk costs associated with utility generating plants, such as past capital investments, and regulatory assets would be recovered over ten years. The return on equity related to the unrecovered capital investments and regulatory assets would be reduced to one percentage point over the rate on long-term "BBB" rated utility bonds. Purchased power contract costs and nuclear costs independent of operation would be recovered as incurred over the life of those obligations, a period expected
to extend beyond ten years.   The access charge would be set at
three cents per kWh for the first three years. Thereafter, the access charge would vary, but is expected to decline. The provisions of Choice: New England, including the proposed access charge, are subject to state approval and FERC approval.

    In March 1996, Mass. Electric filed a request with the MDPU to allow the implementation of two pilot programs to test the plan. The first would allow certain high technology customers in Massachusetts representing 1 percent of the NEES Companies' retail sales to have direct access to alternative power suppliers beginning in July 1996. The second would allow residential and small business customers in Massachusetts representing 0.5 percent of the NEES Companies' retail sales to have direct access beginning September 1, 1996.

    Three other utilities and the Massachusetts Division of Energy Resources (DOER) also filed plans with the MDPU in February 1996. The DOER's plan calls for direct access for all customers beginning in 1998 with a pilot program beginning in 1997. The DOER plan, however, proposes that, in exchange for stranded cost recovery, utilities divest their generating assets, either through sale or spinoff. The NEES Companies do not support the DOER mandatory divestiture proposal. The MDPU is expected to issue regulations on industry restructuring in September 1996 and to issue orders on the individual utility plans in 1997.

Rhode Island Legislation

    In February 1996, the Speaker and Majority Leader of the House of Representatives of the Rhode Island Legislature announced the filing of legislation which would allow electric consumers in Rhode Island to choose their power supplier. Under the proposed legislation, large manufacturing customers and new large non-manufacturing customers would gain access to alternative power suppliers over a two-year period beginning in 1998. These customers represent approximately 14 percent of Narragansett's retail kWh sales. The balance of Rhode Island customers would gain access over a two- year period beginning in the year 2000, or earlier if consumers of 50 percent of the electricity in New England gain similar rights to choose their power supplier. The NEES Companies have announced their support for the proposed legislation.

    A key provision of the legislation authorizes utilities to recover the cost of past generation commitments through a transition access charge on utility distribution wires. The legislation divides those past commitments in the same manner as
Choice: New England. The legislation proposes a 12-year recovery period for utility generation commitments and regulatory assets. The legislation would require Narragansett to transfer its 10 percent share of the Manchester Street Station and its transmission facilities to separate affiliates at net book value. (For further discussion on the Manchester Street Station repowering project, see Construction and Financing, page 44.)

    The legislation also establishes performance-based rates for distribution utilities, such as Narragansett. Under the legislation, Narragansett would be entitled to increase its distribution rates by approximately $10 million annually, for the period 1997 through 1999, less any increases in wholesale base rates from NEP passed on by Narragansett to customers. For those three years, Narragansett's return on equity would be subject to a floor of 6 percent and a ceiling of 11 percent. Earnings over the ceiling would be shared equally between customers and shareholders up to an absolute cap on return on equity of 12.5 percent. To the extent that earnings fall below the floor, Narragansett would be authorized to surcharge customers for the shortfall. Consideration by the Rhode Island Legislature of the proposed legislation is expected to be completed by the summer of 1996.

    Previously, in 1995, the Rhode Island Legislature passed legislation that would have allowed certain industrial customers to buy power from alternative suppliers, rather than through the local electric utility. Narragansett urged the Governor of Rhode Island to veto the legislation because Narragansett believed it would result in piecemeal deregulation that would not be fair to customers or shareholders. The Governor vetoed the proposed legislation, in part because of commitments by Narragansett to provide a two-year rate discount to manufacturing customers (see RATES, page 14) and to submit a specific and detailed proposal to the RIPUC addressing the issues associated with providing large customers with access to Narragansett's distribution system for the purpose of choosing an alternative power supplier.

Other Legislative and Regulatory Initiatives

    In February 1996, the New Hampshire House of Representatives passed a bill requiring utilities in that state to file plans by June 1996 with the New Hampshire Public Utilities Commission (NHPUC) to provide customers with access to alternative suppliers. The bill allows the NHPUC significant discretion in determining the appropriate level of stranded cost recovery. The bill would authorize the NHPUC to impose a plan on utilities if none is filed and approved by July 1997. The bill is pending in the state Senate.

    In January 1996, Granite State reached an agreement with the NHPUC staff to conduct a retail access pilot for 3 percent of Granite State's customers. If approved by the NHPUC and the FERC, participating customers in the pilot will pay access charges that are on average over 90 percent of the charges proposed under
Choice: New England. The agreement was reached in response to 1995 legislation which directed the NHPUC to establish a pilot program for the state's utilities. The agreement includes more favorable terms regarding stranded cost recovery than preliminary pilot guidelines issued by the NHPUC. In February 1996, the NHPUC indicated that further review of certain assumptions made in the agreement was necessary. The Commission also expanded the pilot to include new large commercial and industrial customers. Separately, in June 1995, the NHPUC issued a decision stating that franchise territories in New Hampshire are not exclusive as a matter of law. That decision is under appeal.

    In February 1996, the MDPU denied the recovery of stranded power generation costs in the context of the town of Stow, Massachusetts, attempting to purchase the distribution assets in that town owned by the neighboring Hudson Municipal Light Department. Although the MDPU reaffirmed its general position that utilities should have a reasonable opportunity to recover net, non-mitigable, stranded costs, it refused to allow recovery in this case stating that Hudson had not sufficiently demonstrated that stranded costs would be incurred and made no effort to mitigate any such costs. Both parties have appealed the MDPU decision, and the MDPU has stayed its decision pending appeal.

    In August 1995, the MDPU issued an order requiring a customer of another utility who installed cogenerating equipment to pay 75 percent of that utility's stranded costs attributable to serving the customer's load. The MDPU indicated the decision did not set a precedent for stranded cost recovery as part of industry restructuring. In March 1996, the FERC ruled that it would not review the MDPU's decision. The customer is expected to appeal the decision to the courts.

    In March 1995, the FERC issued a Notice of Proposed Rulemaking
(NOPR) in which it stated that it is appropriate that legitimate and verifiable stranded costs be recovered from departing customers
as a result of wholesale competition.   The FERC also indicated
that costs stranded as a result of retail competition would be subject to state commission review if the necessary statutory authority exists and subject to FERC review if the state commission does not have such authority. A final decision is expected during 1996. The NOPR also addressed open access transmission and indicated that those utilities owning transmission facilities would be required to file a tariff to make available comparable transmission service. For further discussion, see RATES, page 14.

Risk Factors

    The major risk factors affecting recovery of at-risk assets are: (i) regulatory and legal decisions, (ii) the market price of power, and (iii) the amount of market share retained by the NEES Companies. First, there can be no assurance that a final restructuring plan ordered by regulatory bodies, or the courts, or through legislation will include an access charge that would fully recover stranded costs. If laws are enacted or regulatory decisions are made that do not offer an opportunity to recover stranded costs, NEES believes it has strong legal arguments to challenge such laws or decisions. Such a challenge would be based, in part, on the assertion that subjecting utility generating assets to competition without compensation for stranded costs, while requiring utilities to open access to their wires at historic cost-based rates, would constitute an unconstitutional taking of property without just compensation. Second, the access charge proposed under Choice: New England recovers only sunk costs, such as plant expenditures and contractual commitments. Because of a regional surplus of electric generation capacity, current wholesale power prices in the short-term market are based on the short-run fuel costs of generating units. Such wholesale prices are not currently providing a significant contribution toward other marginal costs, such as operation and maintenance expenses. The NEES Companies expect this situation to continue in a retail market. Third, revenues will also be affected by the NEES Companies' ability to retain existing customers and attract new customers in a competitive environment. As a result of the pressure on market prices and market share, it is likely that, even if Choice: New England is implemented, the NEES Companies would experience losses in revenue for an indeterminate period and increased revenue volatility.

    The major risk factors affecting the Retail Companies relate to the possibility of adverse regulatory decisions or legislation which limit the level of revenues the Retail Companies are allowed to charge for their services. Each of the Retail Companies' all-requirements purchased power contract with NEP requires either party to give seven years notice prior to terminating the contract. Termination of the contract would create stranded costs at NEP that NEP would seek to recover from the Retail Companies pursuant to the contract. In that event, the Retail Companies would seek recovery of such stranded costs from their customers. However, there is no assurance that the final restructuring plans ordered by state regulatory bodies or state legislatures will include provisions that allow the Retail Companies to fully recover any stranded costs passed on to the Retail Companies by NEP. In such an event, the Retail Companies could be faced with a significant amount of costs being billed to them by NEP that the Retail Companies could not fully recover from retail customers, for which the Retail Companies would seek a remedy in the courts. In addition, there is no assurance that any performance incentive system, which regulators might ultimately adopt with respect to any of the Retail Companies' distribution activities, would allow the Retail Companies to fully recover prudently incurred costs and earn a reasonable return on investment.

    Historically, electric utility rates have been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), requires regulated entities, in appropriate circumstances, to establish regulatory assets and liabilities, and thereby defer the income statement impact of certain costs that are expected to be recovered in future rates. The effects of regulatory, legislative, or utility initiatives could, in the near future, cause all or a portion of the NEES Companies' operations to cease meeting the criteria of FAS 71. In that event, the application of FAS 71 to such operations would be discontinued and a non-cash write-off of previously established regulatory assets and liabilities related to such operations would be required. At December 31, 1995, NEES had consolidated pre-tax regulatory assets (net of regulatory liabilities) of approximately $600 million, of which about $500 million is related to its subsidiaries' generation business (including approximately $200 million related to oil and gas properties regulated as part of the generation business which is recoverable in its entirety from NEP), $54 million is related to Mass. Electric, and $48 million is related to Narragansett. If competitive or regulatory change should cause a substantial revenue loss or lead to the permanent shutdown of any generating facilities, a write-down of plant assets could be required pursuant to Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be
Disposed Of (FAS 121).   In addition, FAS 121 requires that all
regulatory assets, which must have a high probability of recovery to be initially established, must continue to meet that high probability standard to avoid being written off. FAS 121, which is effective for NEES and its subsidiaries in January 1996, is not expected to have a material adverse impact on the financial condition or results of operations upon adoption, based on the current regulatory environment in which NEES's subsidiaries operate. However, the impact in the future may change as competitive factors and potential restructuring influence the electric utility industry.


                              RATES

General

    In 1995, 73% of the System's electric utility revenues was attributable to NEP, whose rates are subject to regulation by the FERC. The rates of Mass. Electric, Narragansett, and Granite State are subject to the respective jurisdictions of the state regulatory commissions in Massachusetts, Rhode Island, and New Hampshire.

    The rates of each of the Retail Companies contain a purchased power cost adjustment clause (PPCA). The PPCA is designed to allow the Retail Companies to pass on to their customers changes in purchased power expense resulting from changes allowed by the FERC in NEP's rates. PPCA changes become effective on the dates specified in the filing of the adjustments with the state regulatory commission (not earlier than 30 days after such filing) unless the state regulatory commission orders otherwise. There have been, on occasion, regulatory delays in permitting PPCA increases. Narragansett and Granite State rates have PPCA clauses that fully reconcile on an annual basis purchased power expenses incurred by the companies against purchased power related revenues.

    Under a case decided by the Rhode Island Supreme Court in 1977 (Narragansett v. Burke), NEP's wholesale rates must be accepted as allowable expenses for rate-making purposes by state commissions in retail rate proceedings. In 1986 and 1988 the U.S. Supreme Court reaffirmed this doctrine in two cases that did not involve NEP. However, the Narragansett v. Burke doctrine has been indirectly challenged by a number of state regulatory commissions which have held that federal preemption of the regulation of wholesale electric rates does not preclude the state commission from reviewing the prudence of a utility's decision to purchase power under a FERC-approved rate, and from disallowing costs if it finds that the purchase was an imprudent choice among alternative sources. In a 1985 opinion, the New Hampshire Supreme Court took this position on the issue of state regulation of wholesale power purchases. Also, legislation has been filed from time to time in Congress that would have eroded or repealed the doctrine. If state commissions were to refuse to allow the Retail Companies to include the full cost of power purchased from NEP in their rates, System earnings could be adversely affected.

    The rates of NEP and the Retail Companies contain fuel adjustment clauses that allow the rates to be adjusted to reflect changes in the cost of fuel. NEP's fuel clause is on a current basis. Mass. Electric has a fuel clause billing procedure that provides for billing of fuel costs estimated on a quarterly basis, while fuel costs billed by Narragansett and Granite State are estimated on a semi-annual basis. Billings are adjusted in the subsequent period for any excess or deficiency in fuel cost recovery.

    For a discussion of rates in a more competitive environment, see COMPETITIVE CONDITIONS, page 7.

NEP Rates

    In February 1995, the FERC approved a rate agreement filed by NEP. Under the agreement, which became effective January 1995, NEP's base rates are frozen through 1996. Before this rate agreement, NEP's rate structure contained two surcharges that were recovering the costs of a coal conversion project and a portion of NEP's investment in the Seabrook 1 nuclear unit (Seabrook 1).
These two surcharges fully recovered their related costs by mid-1995. However, under the rate agreement, the revenues continue to be collected as part of base rates. The agreement also provides for (i) full recovery of costs associated with the Manchester Street Station repowering project, which began commercial operation during the second half of 1995, (ii) the recovery of approximately $50 million of deferred costs associated with terminated purchased power contracts and postretirement benefits other than pensions (PBOPs) over seven years, (iii) full recovery of currently incurred PBOP costs, (iv) the recovery over three years of $27 million of costs related to the dismantling of a retired generating station in Rhode Island and the replacement of a turbine rotor at one of NEP's generating units, and (v) increased recovery of depreciation expense by approximately $8 million annually to recognize costs that will be incurred upon the eventual dismantling of its Brayton Point and Salem Harbor generating plants. Under the agreement, approximately $15 million of the $38 million in Seabrook 1 costs scheduled for recovery in 1995 pursuant to a 1988 settlement agreement were deferred for recovery in 1996.

    Finally, the agreement provided that NEP would reimburse its wholesale customers for discounts provided by those wholesale customers to their retail customers under service extension discount (SED) programs. Under these programs, retail customers are entitled to such discounts only if they have signed an agreement not to purchase power from another supplier or generate any additional power themselves for a three to five year period. Reimbursements in 1995 totaled $12 million.

    The FERC's approval of this rate agreement applies to all of
NEP's customers except the Milford Power Limited Partnership
(MPLP). MPLP, owner of a gas-fired power plant in Milford,
Massachusetts, has protested this rate agreement based on issues
related to the Manchester Street Station repowering project.    See
LEGAL PROCEEDINGS , page 60.

Transmission Rates

    In response to the FERC NOPR discussed above, NEP and NEES Trans, a proposed new subsidiary of NEES, filed transmission tariffs in March 1996 at the FERC that will become applicable for all wholesale transmission transactions, including those of the Retail Companies. Under the proposed tariffs and accompanying support agreements, NEES Trans will provide all wholesale transmission services involving the NEES Companies' facilities under comparable, nondiscriminatory transmission rates. The existing NEES Companies would turn operational control of their transmission facilities over to NEES Trans in exchange for support payments from NEES Trans for these facilities. The existing NEES Companies may, at a later date, transfer their transmission assets to NEES Trans. The net book values of NEP's and Narragansett's transmission systems are approximately $340 million and $80 million, respectively. NEP is requesting that its filing become effective by June 1, 1996 or upon approval by the Securities and Exchange Commission (SEC), for the establishment of this new company. If approved as filed, the implementation of the tariffs would not have a significant impact on NEP's revenues.

Mass. Electric Rates

    Rate schedules applicable to electric services rendered by Mass. Electric are on file with the MDPU.

    The MDPU approved a $31 million increase to base rates for Mass. Electric, effective October 1, 1995.

    In 1993, the MDPU approved a rate agreement filed by Mass. Electric, the Massachusetts Attorney General, and two groups of large commercial and industrial customers. Under the agreement, effective December 1, 1993, Mass. Electric implemented an 11-month general rate decrease of $26 million (annual basis). This rate reduction continued in effect through October 31, 1994, at which time rates increased to the previously approved levels. The agreement also provided for the recognition of electricity delivered but not yet billed (unbilled revenues) for accounting purposes. Unbilled revenues at September 30, 1993 of approximately $35 million were amortized to income over 13 months ending December 1994. The agreement further provided for rate discounts for large commercial and industrial customers who signed agreements to give a five year notice to Mass. Electric before they purchase power from another supplier or generate any additional power themselves. In addition, commencing in 1995 the cost of these discounts is being passed on to NEP as a result of a NEP rate settlement that was approved by the FERC in early 1995.

    The 1993 agreement also resolved all rate recovery issues associated with environmental remediation costs of Massachusetts manufactured gas waste sites formerly owned by Mass. Electric and its affiliates, as well as certain other environmental cleanup costs. See Hazardous Substances, page 40.

Narragansett Rates

    Rate schedules applicable to electric services rendered by Narragansett are on file with the RIPUC and the Rhode Island
Division of Public Utilities and Carriers.

    The RIPUC approved a settlement agreement that provides for a $15 million increase to base rates for Narragansett effective December 1, 1995. The RIPUC also approved $3 million of new discounts for manufacturing customers, the costs of which are not being recovered from other customers.
    In February 1995, the FERC approved a rate agreement, effective in January 1995, for NEP. This rate agreement, among other things, increased the credits Narragansett receives from NEP for the costs of owning and operating its generation and transmission facilities by $14 million on an annual basis. Narragansett supplies all of the output of its generating facilities to NEP. The increase in the credits reflects Narragansett's 10 percent investment in the Manchester Street Station, which entered commercial operation in the second half of 1995, and the transmission facilities associated with the station, which were placed in service in September 1994. An additional increase in these credits of approximately $2 million took effect in January 1996.

    In 1994, the RIPUC approved a rate agreement between Narragansett and the Rhode Island Division of Public Utilities and Carriers that provided for Narragansett to recognize, for accounting purposes, $14 million of unbilled revenues over a 21 month period which ended in December 1995. The agreement further provided for rate discounts for large commercial and industrial customers who signed agreements to give a five-year notice to Narragansett before they purchase power from another supplier or generate any additional power themselves. In addition, commencing in 1995 the cost of these discounts is being passed on to NEP as a result of the NEP rate settlement referred to above.

    Effective March 1993, the RIPUC approved a new PPCA mechanism for the recovery of all of Narragansett's purchased power costs, excluding fuel charges which continue to be recovered through a separate adjustment mechanism. Under the new mechanism any over or under-collections of purchased power expense will ultimately be passed on to customers including the effects of peak-demand billing fluctuations. Narragansett accrues the effects of this new mechanism on its books on a current basis.

    Effective January 1993, the RIPUC approved a $1.5 million increase in rates for Narragansett, representing the first step of a three-year phase-in of Narragansett's recovery of costs associated with PBOPs. The second and third $1.5 million increases took effect in January 1994 and 1995, respectively.

    A 1986 Rhode Island Supreme Court decision held that the
RIPUC's rate-making power includes the authority to order refunds of amounts earned in excess of an allowed return. As a result, the RIPUC monitors Narragansett's earnings on a regular basis.

Granite State Rates

    In July 1995, Granite State filed a $2.6 million rate increase request with the NHPUC. On October 31, 1995, Granite State received approval to collect an interim increase of $0.9 million, effective November 1, 1995, subject to refund or surcharge pending the final outcome of the full case. The NHPUC staff is recommending a rate decrease of approximately $0.3 million. A final decision is expected in 1996.

    Commencing in 1995, Granite State began offering discounts to large commercial and industrial customers who give Granite State a five year notice before they purchase power from another supplier or generate additional power themselves. Granite State is reimbursed for these discounts by NEP.
    Effective July 1, 1993, the NHPUC approved a $0.7 million increase in rates for Granite State to recover costs associated with PBOPs.

    Effective March 1993, the NHPUC authorized a $2.0 million rate increase for Granite State, with a retroactive adjustment to September 15, 1992 to reflect the difference between the authorized amount and the $1.4 million Granite State had been collecting on an interim basis since September 15, 1992.

Recovery of Demand-Side Management Expenditures

    The three Retail Companies offer conservation and load management programs, usually referred to in the industry as Demand-Side Management (DSM) programs, which are designed to help customers use electricity efficiently, as a part of meeting the NEES Companies' future resource needs and customers' needs for energy services.

    The Retail Companies regularly file their DSM programs with their respective regulatory agencies and have received approval to recover DSM program expenditures in rates on a current basis.
Mass. Electric's expenditures were $53 million, $59 million, $47 million in 1995, 1994, and 1993, respectively. Narragansett's expenditures were $9 million, $10 million, and $12 million in 1995, 1994, and 1993, respectively. Since 1990, the Retail Companies have been allowed to earn incentives based on the results of their DSM programs. The Retail Companies must be able to demonstrate the electricity savings produced by their DSM programs to their respective state regulatory agencies before incentives are recorded. Mass Electric recorded $5.1 million, $7.1 million, and $6.7 million of before-tax incentives in 1995, 1994, and 1993, respectively. Narragansett recorded $0.5 million, $0.6 million, and $0.5 million of before-tax incentives in 1995, 1994, and 1993, respectively. The Retail Companies have received regulatory orders that will give them the opportunity to continue to earn incentives based on 1996 DSM program results.

                            GENERATION

Energy Mix

    The following table displays the contributions of various fuel sources and other generation to total net generation of electricity by NEP during the past three years, as well as an estimate for 1996:

                                 % of Net Generation
                            ------------------------------
                            Estimated         Actual
                            ---------   -------------------
                              1996      1995   1994    1993
                              ----      ----   ----    ----
     Coal                                 34               38          37             38
     Nuclear                              19               14          19             18
     Gas (1)                              27               22          16             16
     Oil                                   2               10          10             11
     Hydroelectric                         6                5           6              6
     Hydro-Quebec                          6                5           6              5
     Renewable Non-Utility
       Generation (2)                      6                6           6          6
                               ---      ---     ---    ---
                                         100              100              100            100

     (1) Gas includes both utility and non-utility generation.
     (2) Waste to energy and hydro.

Electric Utility Properties

    The electric utility properties of the System companies consist of NEP's and Narragansett's fossil-fuel base load and intermediate load steam and combined cycle generating units, conventional and pumped storage hydroelectric stations, internal combustion peaking units, portions of fossil fuel and nuclear generating units, the ownership interests of NEET, Mass. Hydro, and N.H. Hydro in the Hydro-Quebec Interconnection, and an integrated system of transmission lines, substations, and distribution facilities. See MAP - ELECTRIC UTILITY PROPERTIES, page 24.

    NEP's integrated system consists of 2,284 circuit miles of transmission lines, 117 substations with an aggregate capacity of 13,718,538 kVA, and 7 pole or conduit miles of distribution lines. The properties of Mass. Electric and Narragansett include substations and distribution and transmission lines, which are interconnected with transmission and other facilities of NEP. At December 31, 1995, Mass. Electric owned 256 substations, which had an aggregate capacity of 2,794,364 kVA, 142,636 line transformers with the capacity of 7,315,338 kVA, and 15,726 pole or conduit miles of distribution lines. Mass. Electric also owns 83 circuit miles of transmission lines. At December 31, 1995, Narragansett owned 237 substations, which had an aggregate capacity of 2,803,118 kVA, 48,828 line transformers with the capacity of 2,090,935 kVA, and 4,297 pole or conduit miles of distribution lines. Narragansett, in addition, owns 325 circuit miles of transmission lines.

    Substantially all of the properties and franchises of Mass.
Electric, Narragansett, and NEP are subject to the liens of indentures under which mortgage bonds have been issued. For details of the mortgage liens on these properties see the long-term debt note in Notes to Financial Statements in each of these companies' respective 1995 annual reports. The properties of NEET are subject to a mortgage under its financing arrangements.

    The net capability at December 31, 1995, and the net generation for the twelve months ended December 31, 1995, from all sources were as follows:

                              Year(s)
                              Placed      Energy       Net          Net
    Source        Location   In-Service   Source    Capability   Generation
    ------        --------   ----------   ------    ----------  -------------
Fossil Fuel Units                                      (MW)     (000's of MWh)
 Brayton Point
  Station
   Units 1,2 & 3  Somerset,  1963-1969  Coal-Oil-Gas(a)               1,130               7,137
    Unit 4        Mass.         1974    Oil-Gas              446      1,220


 Salem Harbor
  Station
   Units 1,2 & 3            Salem,       1952-1958         Coal-Oil(a)                      314               1,893
   Unit 4         Mass.         1972    Oil                  400        661

 Manchester St.   Prov.,     1941-1949, Gas-Oil              513        640
   Station(b)     R.I.          1995

 Other System     Me.,       1963-1978  Oil                  101         59
   Units(c)       Mass.

Hydroelectric Units(d)

 Conventional     Mass.,N.H.
                   & Vt.     1909-1987  Water                577                          1,258

 Pumped Storage
   Bear Swamp     Rowe, Mass.     1974  Water                589                           (196)

Nuclear Units(e)

 Yankees          Conn., Me.,  1968-1972                   Nuclear      341               1,279
                  and Vt.

 Millstone 3      Waterford,                1986           Nuclear      140                 978
                  Conn.

 Seabrook 1       Seabrook,                 1990           Nuclear      115                 835
                  N.H.

Other(f)              -           -       -                1,038      7,729
                                                           -----     ------
   Total                                                   5,704                         23,493
                                                           =====     ======

(a) These units currently burn coal, but are also capable of burning oil. In addition Brayton Point Units 1, 2, and 3 are capable of limited co-firing of natural gas.

(b) For a discussion of the Manchester Street Station repowering project, see Construction and Financing on page 44.

(c) Includes (i) an interest in a jointly owned oil-fired unit in Yarmouth, Maine, and (ii) diesel units at various locations.

(d) See Hydroelectric Project Licensing, page 38.

(e) See Nuclear Units, page 29.

(f) Capability includes contracted purchases (1,402) less contract sales (364 MW). Net generation includes the effects of the above contracted purchases and economy interchanges through the New England Power Exchange (including a 2 MW capacity credit associated with purchases from Hydro-Quebec and purchases from non-utility generation). For further information see Non-Utility Power Producer Information, page 27.

    NEP and Narragansett are members of the New England Power Pool
(NEPOOL).   Mass. Electric and Granite State participate in NEPOOL
through NEP. The NEPOOL Agreement provides for coordination of the planning and operation of the generation and transmission facilities of its members. The NEPOOL Agreement incorporates generating capacity reserve obligations, provisions regarding the use of major transmission lines, and provisions for payment for facilities usage. The NEPOOL Agreement further provides for New England-wide central dispatch of generation through the New England Power Exchange. Through NEPOOL, operating and capital economies are achieved and reserves are established on a region-wide rather than an individual company basis.

    The 1995 NEPOOL peak demand of 20,499 MW occurred on July 27,
1995. This was slightly below the all time NEPOOL peak demand of 20,519 MW set on July 21, 1994.

    The 1995 summer peak for the System of 4,381 MW occurred at the same day as the NEPOOL peak demand. The previous all-time peak load of 4,385 MW occurred on July 21, 1994. The 1995-1996 winter peak of 4,069 MW occurred on December 14, 1995.

                               MAP


         (Displays electric utility properties of NEES subsidiaries)

Fuel for Generation

    NEP burned the following amounts of coal, residual oil, and gas during the past three years:

                                           1995   1994  1993
                                           ----   ----  ----
 Coal (in millions of tons)                 3.4    3.3  3.2

 Oil (in millions of barrels)               1.7    3.4  5.0

 Natural Gas (in billions of cubic feet)   16.2    4.0  0.7


    Coal Procurement Program

    Depending on coal-fired generating unit availability and the degree to which the units are dispatched, NEP's 1996 coal requirements should range between 3.5 and 3.8 million tons. NEP obtains its domestic coal under contracts of varying lengths and on a spot basis from domestic coal producers in Kentucky, West Virginia, and Virginia, and from mines in Colombia and Venezuela. Two different rail systems (CSX and Norfolk Southern) transport coal from domestic sources to loading ports on the east coast. NEP's coal is transported from east coast ports by ocean-going collier to Brayton Point and Salem Harbor. NEP has a term charter with the Energy Enterprise, a self-unloading collier, which carries most of NEP's U.S. coal and a portion of foreign coal. See LEGAL PROCEEDINGS, page 60. NEP also charters other coal-carrying vessels for the balance of foreign coal, and presently has contracts of affreightment with Canada Steamship Lines, International and Malbulk Shipping Inc.. As protection against interruptions in coal deliveries, NEP maintains average coal inventories at its generating stations of 35 to 55 days.

    To meet environmental requirements, NEP uses coal with a relatively low sulphur content. NEP's average price for coal burned, including transportation costs, calculated on a 26 million Btu per ton basis, was $43.53 per ton in 1993, $42.90 in 1994, and $42.25 in 1995. Based on a 42 gallon barrel of oil producing 6.3 million Btu's, these coal prices were equivalent to approximately $10.57 per barrel of oil in 1993, $10.41 in 1994, and $10.25 in
1995.

    Oil Procurement Program

    Depending on unit availability, dispatch, and the relationship of oil and gas prices, the System's 1996 oil requirements are expected to be approximately 1.5 to 2.0 million barrels. The System obtains its oil requirements through contracts with oil suppliers and purchases on the spot market. Current contracts provide for minimum purchases of 0.4 million barrels at market related prices. The System currently has a total storage capacity for approximately 1.5 million barrels of residual and diesel fuel oil. The System's average cost of oil burned, calculated on a 6.3 million Btu per barrel basis, was $13.30 in 1993, $13.17 in 1994, and $14.46 in 1995.

    Natural Gas

    NEP uses natural gas at Manchester Street (see Construction and Financing, page 44) and, when gas is priced less than residual fuel oil, at Brayton Point Unit 4. Brayton Point Units 1, 2, and 3 also have limited capability to co-fire natural gas with coal. In 1995, approximately 56 billion cubic feet of gas were purchased at an average cost (excluding pipeline demand charges) of $1.70/MMBTU, 16 billion cubic feet of which were consumed at Brayton Point and Manchester Street Station. This price was equivalent to approximately 10.77 per barrel of oil. The remaining gas was sold to third parties or delivered to an independent power producer project from which NEP purchases power.

    NEP's principal service agreements for firm transportation are with the following pipeline companies:

    (1) 60 million cubic feet per day on TransCanada PipeLines, Ltd (TransCanada) from western Canada supply sources to an interconnection with Iroquois Gas Transmission System (Iroquois). NEP has released 25 million cubic feet per day of this pipeline capacity on a limited, recallable basis.

    (2) 60 million cubic feet per day on Iroquois to an interconnection with Tennessee Gas Pipeline Company
         (Tennessee).

    (3) 60 million cubic feet per day on Tennessee to an interconnection with Algonquin Gas Transmission Company
         (Algonquin).

    (4) 60 million cubic feet per day on ANR Pipeline Company from mid-continent supply sources to an interconnection with Columbia Gas Transmission (Columbia). NEP has released 15 million cubic feet per day of this pipeline capacity on a limited, recallable basis.

    (5) 60 million cubic feet per day on Columbia to an interconnection with Algonquin. NEP has released 15 million cubic feet per day of this pipeline capacity on a limited, recallable basis.

    (6) 95 million cubic feet per day on Algonquin to NEP's facilities.

    (7) 120 million cubic feet per day on an Algonquin lateral for deliveries to Brayton Point Station.

    NEP has contracts with two Canadian natural gas suppliers for
a total of 35 million cubic feet per day .   NEP has not signed any
long-term supply arrangements with mid-continent producers. In addition, NEP has a 7.5 million cubic feet per day supply contract with Distrigas Corporation of Massachusetts (DOMAC). Service commenced December 1, 1995.

    Service under the pipeline agreements listed above and the DOMAC supply contract require minimum fixed payments. NEP's minimum fixed payments under all pipeline and supply agreements (including those listed above) are currently estimated to be approximately $60 million to $65 million per year from 1996 to 2000. Remaining fixed payments from 2001 through 2014 total approximately $625 million. The amount of the fixed payments is subject to FERC regulation and will depend on FERC actions affecting the rates on each of the pipelines.

    In connection with managing its fuel supply, NEP uses a portion of this pipeline capacity to sell natural gas. Proceeds from the sale of natural gas and pipeline capacity of $71 million, $55 million, and $21 million in 1995, 1994, and 1993, respectively, have been passed on to customers through NEP's fuel clause.
Natural gas sales are expected to decrease as a result of the Manchester Street Station entering commercial operation in the second half of 1995.

    Nuclear Fuel Supply

    As noted below, NEP participates with other New England utilities in the ownership of several nuclear units. See Nuclear
Units, page 29. The utilities responsible for supply for these units are not experiencing any difficulty in obtaining commitments for the supply of each element of the nuclear fuel cycle.

Non-Utility Power Producer Information

    The System companies purchase a portion of the electricity generated by, or provide back-up or standard service to, 136 small power producers, cogenerators, or independent power producers (a total of 5,178,209 MWh of purchases in 1995). As of December 31, 1995, these non-utility generation sources include 26 low-head hydroelectric plants, 49 wind or solar generators, seven waste to energy facilities, 51 cogenerators, and three independent power producers. The total capacity of these sources is as follows:

                                 In Service  Future Projects
                                 (12/31/95)  Under Contract
    Source                          (MW)          (MW)
    ------                       ----------  ---------------
    Hydro                                      37             -
    Wind                                        -            20
    Waste to Energy                           173            16
    Cogeneration                              304             -
    Independent Power Producers               380             -
                                             ----            --
         Total                                894            36


    The in-service amount includes 743 MW of long-term capacity, 16 MW of short-term capacity, and 135 MW treated as load reductions and includes the Ocean State Power contracts discussed below.

    Ocean State Power

    Ocean State Power (OSP) and Ocean State Power II (OSP II) are general partnerships that own and operate a two unit gas-fired
combined cycle electric power plant in Burrillville, R.I.   The
first unit began commercial operation on December 31, 1990 and the second unit went into service on October 1, 1991. The two units have a combined winter net electrical capability of approximately 562 MW. Each unit's capacity and energy output is sold under 20-year unit power agreements to a group of New England utilities, including NEP, which has contracts for 48.5% of the output of each unit. NEP is required to make certain minimum fixed payments to cover capital and fixed operating costs of these units in amounts estimated to be $75 million per year.

    Resources is a general partner with a 20% interest in both OSP and OSP II and had an equity investment of approximately $36 million at December 31, 1995.

    Interconnection with Quebec

    NEET, Mass. Hydro, and New Hampshire Hydro own and operate, on behalf of NEPOOL participants in the project, a 450 kV direct current transmission line and related terminals to interconnect the New England and Quebec transmission systems (the Interconnection). The transfer capability of the Interconnection is 2,000 MW. Operating limits implemented by adjacent Power Pools covering New York, New Jersey, Pennsylvania, and Maryland often restrict the effective transfer capability to a lower level. NEPOOL members purchase from and sell energy to Hydro-Quebec pursuant to several agreements. The principal agreement calls for NEPOOL members to purchase 7 billion kWh of energy each year for ten years (the Firm Energy Contract). Purchases under the Firm Energy Contract totaled over 5.2 billion kWh in 1995. Net energy deliveries from Hydro-Quebec over the Interconnection totaled more than 8 billion kWh in 1995. These additional deliveries reflect the use of the Interconnection by participants to conduct independent transactions with Hydro-Quebec on a regular basis.

    NEP is a participant in both the Phase I and Phase II projects of the Interconnection. NEP's participation percentage in both projects is approximately 18%. NEP and the other participants have entered into support agreements that end in 2020, to pay monthly their proportionate share of the total cost of constructing, owning, and operating the transmission facilities. NEP accounts for these support agreements as capital leases and accordingly recorded approximately $73 million in utility plant at December 31, 1995. Under the support agreements, NEP has agreed, in conjunction with any Phase II project debt financing, to guarantee its share of project debt. At December 31, 1995, NEP had guaranteed approximately $30 million of project debt. In the event any Interconnection facilities are abandoned for any reason, each participant is contractually committed to pay its pro-rata share of the net investment in the abandoned facilities.

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

                                                       Equity
                                         Net         Investment
                                      Capability     (12/31/95)
                          Interest       (MW)       (in millions)
                          --------    ----------    -------------
     Yankee Atomic                   30.0%           *            $ 7
     Vermont Yankee                  20.0%          96             10
     Maine Yankee                    20.0%         158             15
     Connecticut Yankee              15.0%          87             15
                                                  ----           ----
       Subtotal                                    341            $47

                                                    Net Investment
                                                      in Plant**
                                                     (12/31/95)
                                                    (in millions)
                                                    -------------
     Millstone 3                     12.2%         140            $386
     Seabrook 1                       9.9%         115              62
                                                  ----            ----
       Subtotal                                    255            $448
                                                  ----
       Total                                       595
                                                  ====

      *Operations permanently ceased
     **Excludes nuclear fuel

    NEP has a 30% ownership interest in Yankee Atomic which owns a 185 megawatt nuclear generating station in Rowe, Massachusetts.
In 1992, the Yankee Atomic board of directors decided to permanently cease power operation of the facility and to proceed with decommissioning.

    NEP has recorded an estimate of its total future payment obligations for post-operating costs to Yankee Atomic as a liability and an offsetting regulatory asset of $68 million each at December 31, 1995, reflecting its expected future rate recovery of such costs.

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

    The stockholders of three Yankee Companies (Vermont Yankee, Maine Yankee, and Connecticut Yankee) have agreed, subject to regulatory approval, to provide capital requirements in the same proportion as their ownership percentages of the particular Yankee Company.

    There is widespread concern about the safety of nuclear generating plants. The Nuclear Regulatory Commission (NRC) regularly reviews the adequacy of its comprehensive requirements for nuclear plants. Many local, state, and national public officials have expressed their opposition to nuclear power in general and to the continued operation of nuclear power plants. From time to time, various organizations and individuals file petitions raising safety concerns at particular nuclear units. It is possible that this controversy will result in cost increases and modifications to, or premature shutdown of, the operating nuclear units in which NEP has an interest.

    Maine Yankee is currently operating at 90% power (790 MW) while the NRC conducts an investigation of allegations made by an anonymous individual. The allegations contend that Yankee Atomic, acting as agent for Maine Yankee, knowingly performed inadequate analyses of the plant's cooling system and that Maine Yankee misrepresented the analyses to the NRC in order to attain two license amendments to increase the rated thermal power at which Maine Yankee may operate. Maine Yankee and Yankee Atomic are also conducting an internal investigation into the matter. Maine Yankee is performing a new cooling system analysis in order to address the NRC's concerns with the existing analyses and intends to submit the new analysis to the NRC by mid-1996. The schedule for NRC review of, and action upon, the filing is unknown. The NRC also has on-going investigations into allegations about safety violations made by a whistle blower employee at Vermont Yankee.

    In January 1996, the NRC added the three units at Millstone Station to its Category 2 problem plant list. This designation indicates that "weaknesses have been identified that warrant increased NRC attention until the licensee demonstrates a period of improved performance." Although there are significant variations in the performance of the three units, a number of problems over the last five years, combined with a failure to sustain improved performance across all three units and to resolve employee concerns, resulted in the entire station being placed on the
problem plant list.    In addition, the NRC has ordered Millstone
1 and 2 to remain shutdown pending safety verification.  NEP has no
ownership interest in either Millstone 1 or 2.    In March 1996,
the NRC issued a letter requiring Millstone 3 and Connecticut Yankee to demonstrate to the NRC within 30 days a plan and schedule to ensure that the future operation of those units will be conducted in accordance with their operating licenses and safety provisions or face license suspension. The letter was issued based upon internal documentation provided to the NRC which stated that Millstone 3 and Connecticut Yankee may have some of the same underlying problems as Millstone 1 and 2. It is unknown what effect the increased NRC scrutiny will have on the operations and cost of Millstone 3 and Connecticut Yankee. Other non-affiliated facilities which have been on the problem plant list have incurred substantial additional capital and operating expenditures before the NRC designation was changed.

    On three occasions (most recently in 1987), referenda appeared on the ballot in Maine that, if passed, would have required the prompt shutdown of Maine Yankee. All the referenda were defeated. There is no assurance that similar measures will not appear on future ballots.

    Aging Units

    The remaining Yankee plants may experience age-related deterioration of essential plant equipment or facilities. To the extent that costly repair, replacement, or maintenance becomes necessary due to such deterioration, the overall economics of the unit would have to be re-evaluated and early shut-down of such units could occur, as was the case with the Yankee Atomic plant.

    Maine Yankee was shut down from January 1995 to January 1996 for refueling and repairs to the plant's steam generators. Analyses of the plant's steam generator tubes during the 1995 refueling revealed that approximately 60% of the tubes had sustained some level of circumferential cracking. Maine Yankee repaired the tubes by inserting reinforcing "sleeves" into all 17,100 tubes in its three steam generators. The sleeving repair was completed at a cost of $26.8 million ($4.8 million NEP share), significantly under the original $40 million ($7.2 million NEP share) budget. Maine Yankee has been operating at 90% capacity since January 1996, and plans to operate at 100% capacity upon resolution of the NRC investigation referred to above.

    Decommissioning

    Each of the Yankee Companies includes charges for all or a portion of decommissioning costs in its cost of energy. These charges vary depending upon rate treatment, the method of decommissioning assumed, economic assumptions, site and unit specific variables, and other factors. Any increase in these charges is subject to FERC approval.

    Each of the operating nuclear units has established decommissioning trust funds or escrow funds into which payments are being made to meet the projected cost of decommissioning and dismantling its plant. If any of the units were shut down prior to the end of its operating license, the funds collected for decommissioning to that point would be insufficient. Estimates of NEP's pro-rata share (based on ownership) of decommissioning costs, NEP's share of the actual book values of decommissioning fund balances set aside for each unit at December 31, 1995, and the expiration date of the operating license of each plant are as follows:

                              NEP's share of
                              ($ in millions)
                      -----------------------------
                         Estimated
                      Decommissioning      Fund       License
                           Costs       Balances (1)  Expiration
       Unit             (in 1995 $)     (12/31/95)     Date
       ----           ---------------  ------------  ----------
  Yankee Atomic (2)                   $86            $33     --
  Connecticut Yankee                  $58            $27    2007
  Maine Yankee                        $71            $28    2008
  Vermont Yankee                      $71            $27    2012
  Millstone 3                         $58            $14    2025
  Seabrook 1                          $43            $ 6    2026

  (1) Certain additional amounts are anticipated to be available through tax deductions.

  (2) The estimated cost of decommissioning and the Fund Balance for Yankee Atomic reflect the decommissioning work completed through 1995.

    NEP is currently collecting through rates amounts for decommissioning based upon cost estimates and funding methodologies authorized by FERC. Such estimates are determined periodically for each plant and may not reflect the current projected cost of decommissioning.

    There is no assurance that decommissioning costs actually incurred by the Yankee Companies, Millstone 3, or Seabrook 1 will not substantially exceed these amounts. For example, current decommissioning cost estimates assume the availability of permanent repositories for both low-level and high-level nuclear waste which do not currently exist. NRC rules require that reasonable assurance be provided that adequate funds will be available for the decommissioning of commercial nuclear power plants. The rule establishes minimum funding levels that licensees must satisfy. Each of the units in which NEP has an interest has filed a report with the NRC providing assurance that funds will be available to decommission the facility.

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

    High-Level Waste Disposal

    The Nuclear Waste Policy Act of 1982 provides a framework and timetable for selection of sites for repositories of high-level radioactive waste (spent nuclear fuel) from United States nuclear plants. The U.S. Department of Energy (DOE) has entered into contracts with the Yankee Companies, the Millstone 3 joint owners, and the Seabrook 1 joint owners for acceptance of title to, and transportation and storage of, this waste. Under these contracts, each operating unit will pay fees to the DOE to cover the development and creation of waste repositories. Fees for fuel burned since April 1983 have been collected by the DOE on an ongoing basis at the rate of one tenth of a cent per kWh of net generation. Fees for generation up through April 1983 were determined by the DOE as follows: $13.2 million for Yankee Atomic, $48.7 million for Connecticut Yankee, $50.4 million for Maine Yankee, and $39.3 million for Vermont Yankee. Neither Millstone 3 nor Seabrook 1 has been assessed any fees for fuel burned through April 1983, because they did not enter commercial operation until 1986 and 1990, respectively.

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

    Prior to such time that the DOE takes delivery of a plant's spent nuclear fuel, it is stored on site in spent fuel pools. Connecticut Yankee, Maine Yankee, Millstone 3, and Seabrook are in the process of reconfiguring their spent fuel pools to allow for additional storage capability. Upon successful completion of the reconfiguring, Connecticut Yankee, Maine Yankee, and Millstone 3 will have sufficient spent fuel pool capacity to support plant operation through the expiration of their respective current NRC license. Seabrook 1's licensed storage capacity will allow a full core discharge until 2011. Vermont Yankee is able to maintain a full core discharge capability until 2001. Yankee Atomic has adequate on-site storage capacity for all its spent fuel.

    Federal legislation enacted in 1987 directed the DOE to proceed with the studies necessary to develop and operate a permanent high-level waste disposal site at Yucca Mountain, Nevada. There is local opposition to development of this site. Although originally scheduled to open in 1998, the DOE currently estimates that the permanent disposal site is not expected to open before 2015. Nuclear waste legislation mandating DOE acceptance of spent fuel at an interim storage site in Nevada by January 1, 1998 was introduced in Congress in 1995. To date, the legislation has not been brought before the House or the Senate for vote. In January 1996, oral arguments were heard in a lawsuit filed in the U.S. Court of Appeals for the District of Columbia Circuit by 25 utilities, 22 public utilities commissions, and 17 states. The lawsuit petitions the court to declare the 1998 contract date a binding legal obligation and to order DOE to report back to the court with a plan for meeting that obligation. The Court is expected to issue a decision by May 1996.

    The legislation enacted in 1987 also provides for the development of a Monitored Retrievable Storage (MRS) facility and abandons plans to identify and select a second, permanent disposal site. An MRS facility would provide temporary storage for high-level waste prior to eventual permanent disposal. Pending a vote on the legislation mentioned above, it is not known when an MRS facility would begin accepting deliveries. Additional delays due to political and technical problems are likely.

    Federal authorities have deferred indefinitely the commercial reprocessing of spent nuclear fuel.

    Low-Level Waste Disposal

    In 1986, the Low-Level Radioactive Waste Policy Amendments Act was enacted by Congress. This statute allowed the states in which the three existing low-level waste disposal sites were located to deny access to non-regional waste generators after 1992. Under the statute, individual states are responsible for finding local sites for disposal or forming regional disposal compacts by defined milestone dates.

    None of the states in which NEP holds an interest in a nuclear facility has met the statutory milestones toward developing disposal sites. Currently, two low-level waste disposal sites in the U.S. are accepting non-regional waste, Chem-Nuclear Systems, Inc.'s site in Barnwell, South Carolina and Envirocare of Utah, Inc's site in Clive, Utah. The Barnwell facility reopened its services to most non-regional generators, on July 1, 1995 and is authorized to remain open until July 1, 2005. In March 1996, the South Carolina Supreme Court will hear oral arguments on a challenge to the constitutionality of the legislation re-opening the Barnwell facility to non-regional generators. Envirocare began accepting Class A low-level waste in 1995. Class A waste is the least contaminated of the three categories defining low-level waste. The Barnwell facility accepts all three categories of waste. Connecticut Yankee, Maine Yankee, Millstone 3, Seabrook, and Yankee Atomic are currently shipping low-level waste to these sites.

    The states of Maine and Vermont have established a compact with Texas for the disposal of low-level waste in Hudspeth County, Texas. The compact agreement has been approved in all three states and is now before the U.S. Congress. If Congress approves, the site is expected to begin accepting waste during 1997 or 1998. While Maine Yankee has been shipping its low-level waste off-site, Vermont Yankee has elected to store low-level waste on-site until that time. The compact releases Maine and Vermont from having to site an in-state disposal facility. Connecticut, Massachusetts, and New Hampshire are still required to pursue local or regional low-level waste disposal facilities. However, Massachusetts is expected to suspend its search for a local disposal facility in 1996.

    Nuclear Insurance

    The Price-Anderson Act limits the amount of liability claims that would have to be paid in the event of a single incident at a nuclear plant to $8.9 billion (based upon 110 licensed reactors). The maximum amount of commercially available insurance coverage to pay such claims is only $200 million. The remaining $8.7 billion would be provided by an assessment of up to $79.3 million per incident levied on each of the nuclear units in the United States, subject to a maximum assessment of $10 million per incident per nuclear unit in any year. The maximum assessment, which was most recently adjusted in 1993, is adjusted for inflation at least every five years. NEP's current interest in the Yankee Companies (excluding Yankee Atomic), Millstone 3, and Seabrook 1 would subject NEP to a $58.0 million maximum assessment per incident. NEP's payment of any such assessment would be limited to a maximum of $7.3 million per incident per year. As a result of the permanent cessation of power operation of the Yankee Atomic plant, Yankee Atomic has received from the NRC a partial exemption from obligations under the Price-Anderson Act. However, Yankee Atomic must continue to maintain $100 million of commercially available nuclear insurance coverage.

    Each of the nuclear units in which NEP has an ownership interest also carries nuclear insurance to cover the costs of property damage, decontamination or premature decommissioning and workers' claims resulting from a nuclear incident. These policies may require additional premium assessments if losses relating to nuclear incidents at units covered by this insurance occurring in a prior six year period exceed the accumulated funds available. NEP's maximum potential exposure for these assessments, directly, or indirectly through purchased power payments to the Yankees, is approximately $17 million per year.

    Other Items

    Federal legislation requires emergency response plans, approved by federal authorities, for nuclear generating units. The Yankee
Companies, Seabrook 1, and Millstone 3 are not currently experiencing difficulty in maintaining approval of their emergency response plans.


               REGULATORY AND ENVIRONMENTAL MATTERS

Regulation

    Numerous activities of NEES and its subsidiaries are subject to regulation by various federal agencies. Under the 1935 Act, many transactions of NEES and its subsidiaries are subject to the jurisdiction of the SEC. With the intensifying competitive pressures within the electric utility industry, there has been increasing debate about modifying or repealing the 1935 Act. The System supports its repeal. (See COMPETITIVE CONDITIONS, page 7). Under the Federal Power Act, certain electric subsidiaries of NEES are subject to the jurisdiction of the FERC with respect to rates, accounting, and hydroelectric facilities. In addition, the NRC has broad jurisdiction over nuclear units and federal environmental agencies have broad jurisdiction over environmental matters. The electric utility subsidiaries of NEES are also subject to the jurisdiction of regulatory bodies of the states and municipalities in which they operate.

    For more information, see: RATES, page 14, Nuclear Units, page 29, Fuel for Generation, page 25, Environmental Requirements, page 39, and OIL AND GAS OPERATIONS, page 50.

Hydroelectric Project Licensing

    NEP is the largest operator of conventional hydroelectric facilities in New England. Most of NEP's hydroelectric projects are licensed by the FERC. These licenses expire periodically and the projects must be relicensed at that time. NEP's present licenses expire over a period from 2001 to 2020, excluding the Deerfield River Project discussed below. Upon expiration of a FERC license for a hydro project, the project may be taken over by the United States or licensed to the existing, or a new licensee. If the project were taken over, the existing licensee would receive an amount equal to the lesser of (i) fair value of the project or
(ii) original cost less depreciation and amounts held in amortization reserves, plus in either case severance damages. The net book value of NEP's hydroelectric projects was $241 million as of December 31, 1995.

    In the event that a new license is not issued when the existing license expires, FERC must issue annual licenses to the existing licensee which will allow the project to continue operation until a new license is issued. A new license for a project may incorporate operational restrictions and requirements for additional non-power facilities (e.g., fish passage or recreational facilities) that could affect operation of the project, and may also require additional capital investment. For example, NEP has previously received new licenses for projects on the Connecticut River that involved construction of an extensive system of fish ladders.

    The license for the 84 MW Deerfield River Project expired at the end of 1993. NEP filed an application for a new license in 1991, which is still under review. NEP has signed, with 15 governmental agencies and advocacy groups, an Offer of Settlement which embodies operational, environmental and recreational conditions acceptable to the parties. NEP has received water quality certifications from the Commonwealth of Massachusetts and the State of Vermont needed to complete the FERC relicensing processing. In Vermont the certificate has been appealed by two advocacy groups who did not participate in the Offer of Settlement process. FERC has issued NEP an annual license to continue operation of the project under the terms and conditions of the expired license until a new license is issued or other disposition of the project takes place.

    The next NEP project to require a new license will be the 368 MW Fifteen Mile Falls Project on the Connecticut River in New Hampshire and Vermont. This license expires in 2001. The formal process of preparing an application for a new license will begin in 1996.

    In 1994, the FERC adopted a policy statement in which it asserted that it has authority over the decommissioning of licensed hydroelectric projects being abandoned or denied a new license. However, the FERC has recognized in the process leading to the policy statement, that mandated project removal would occur in only rare circumstances. The FERC also declined to require any generic funding mechanism to cover decommissioning costs. If a project is decommissioned, the licensee may incur substantial costs.

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

    Environmental Expenditures

    Total System capital expenditures for environmental protection facilities have been substantial. System capital expenditures for such facilities amounted to approximately $23 million in 1993, $51 in 1994, and $39 million in 1995, including expenditures by NEP of $14 million, $44 million, and $32 million, respectively, for those years. The System estimates that capital expenditures for environmental protection facilities in 1996 and 1997 will not be material to the System.

    Hazardous Substances

    The Federal Comprehensive Environmental Response, Compensation and Liability Act, more commonly known as the "Superfund" law, imposes strict, joint and several liability, regardless of fault, for remediation of property contaminated with hazardous substances. A number of states, including Massachusetts, have enacted similar laws.

    The electric utility industry typically utilizes and/or generates a range of potentially hazardous products and by-products in its operations. NEES subsidiaries currently have an environmental audit program in place intended to enhance compliance with existing federal, state, and local requirements regarding the handling of potentially hazardous products and by-products.

    NEES and/or its subsidiaries have been named as potentially responsible parties (PRPs) by either the U.S. Environmental Protection Agency (EPA) or the Massachusetts Department of Environmental Protection for 22 sites at which hazardous waste is alleged to have been disposed. Private parties have also contacted or initiated legal proceedings against NEES and certain subsidiaries regarding hazardous waste cleanup. The most prevalent types of hazardous waste sites with which NEES and its subsidiaries have been associated with are manufactured gas locations. (Until the early 1970s, NEES was a combined electric and gas holding company system.) NEES is aware of approximately 40 such locations (including eight of the 22 locations for which NEES Companies are PRPs) mostly located in Massachusetts. NEES and its subsidiaries are currently aware of other sites, and may in the future become aware of additional sites, that they may be held responsible for remediating.

    NEES has been notified by the EPA that it is one of several PRPs for cleanup of the Pine Street Canal Superfund site in Burlington, Vermont, where coal tar and other materials were deposited. Between 1931 and 1951, NEES and its predecessor owned all of the common stock of Green Mountain Power Corporation (GMP).

Prior to, during, and after that time, gas was manufactured at the Pine Street Canal site by GMP. In 1989, NEES was one of 14 parties required to pay the EPA's past response costs related to this site. NEES remains a PRP for ongoing and future response costs. In November 1992, the EPA proposed a cleanup plan estimated by the EPA to cost $50 million. In June 1993, the EPA withdrew this cleanup plan in response to public concern about the plan and its cost.
The cost of any cleanup plan and NEES's share of such cost are uncertain at this time. NEES signed a settlement agreement in March 1996 establishing NEES's apportioned share of these costs. NEES believes it has adequate reserves for this site.

    In 1993, the MDPU approved a Mass. Electric rate agreement that allows for remediation costs of former manufactured gas sites and certain other hazardous waste sites located in Massachusetts to be met from a non-rate- recoverable interest-bearing fund of $30 million established on Mass. Electric's books in 1993. Rate-recoverable contributions of $3 million, adjusted for inflation, are added to the fund annually in accordance with the agreement. Any shortfalls in the fund would be paid by Mass. Electric and be recovered through rates over seven years.

    Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by NEES or its subsidiaries. A preliminary review by a consultant hired by the NEES Companies of the potential cost of investigating and, if necessary, remediating Rhode Island manufactured gas sites resulted in costs per site ranging from less than $1 million to $11 million. An informal survey of other utilities conducted on behalf of NEES and its subsidiaries indicated costs in a similar range. Where appropriate, the NEES Companies intend to seek recovery from their insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts would be successful. At December 31, 1995, NEES had total reserves for environmental response costs of $50 million and a related regulatory asset of $19 million. NEES believes that hazardous waste liabilities for all sites of which it is aware, and which are not covered by a rate agreement, are not be material to its financial position.

    Electric and Magnetic Fields (EMF)

    Concerns have been raised about whether EMF, which occur near transmission and distribution lines as well as near household wiring and appliances, cause or contribute to adverse health effects. Numerous studies on the effects of these fields, some of them sponsored by electric utilities (including NEES Companies), have been conducted and are continuing. Some of the studies have suggested associations between certain EMF and health effects, including various types of cancer, while other studies have not substantiated such associations. It is impossible to predict the ultimate impact on NEES subsidiaries and the electric utility industry if further investigations were to demonstrate that the present electricity delivery system is contributing to increased risk of cancer or other health problems.

    Many utilities, including the NEES Companies, have been contacted by customers regarding the potential relationship between EMF and adverse health effects. To date, no court in the United States has ruled that EMF from electrical facilities cause adverse health effects and no utility has been found liable for personal injuries alleged to have been caused by EMF. In any event, the NEES Companies believe that they currently have adequate insurance coverage for personal injury claims.

    Several state courts have recognized a cause of action for damage to property values in transmission line condemnation cases based on the fear that power lines cause cancer. It is difficult to predict what the impact on the NEES Companies would be if this cause of action is recognized in the states in which NEES Companies operate and in contexts other than condemnation cases.

    Air

    Approximately 45 percent of NEP's electricity is produced at eight older thermal generating units in Massachusetts. Six are principally fueled by coal, one by oil, and one by oil and gas.
The federal Clean Air Act requires significant reduction in utility sulfur dioxide (SO2) and nitrogen oxides (NOx) emissions that result from burning fossil fuels by the year 2000 to reduce acid rain and ground-level ozone (smog).

    NEP reduced SO2 emissions under Phase 1 of the federal acid rain program and SO2 and NOx emissions under Massachusetts regulations, all of which took effect in 1995. The SO2 and NOx reductions that were made to meet 1995 requirements have resulted in one-time operation and maintenance costs of $21 million and capital costs of $110 million through December 31, 1995.
Additional capital expenditures in 1996 are expected to be less than $3 million. Depending on fuel prices, NEP also expects to incur not more than $5 million annually in increased costs to purchase cleaner fuels to meet SO2 emission reduction requirements.

    All eight of NEP's thermal units will be subject to Phase 2 of the federal and state acid rain regulations that become effective in 2000. NEP believes that the SO2 controls already installed for the 1995 requirements will satisfy the Phase 2 acid rain regulations.

    In connection with the federal ozone emission requirements, state environmental agencies in ozone non-attainment areas are developing a second phase of NOx reduction regulations that would have to be fully implemented by NEP no later than 1999. While the exact costs are not known, NEP estimates that the cost of implementing these regulations would not jeopardize continued operation of NEP's units.

    The generation of electricity from fossil fuel also emits trace amounts of certain hazardous air pollutants and fine particulates. An EPA study of utility hazardous air pollutant emissions is expected to be completed in 1996. The study's conclusions could lead to new emission standards requiring costly controls or fuel restrictions on NEP plants. At this time, NEES and its subsidiaries cannot estimate the impact the findings of this research might have on NEP's operations.

    Under the System's own 1993 corporate resource plan, also known as NEESPLAN 4, the System has a goal to reduce CO2, SOx, and NOx emissions by 2000 to 20%, 60%, and 60%, respectively, below 1990 levels. Consistent with the CO2 goal, in 1995, the NEES Companies and the DOE executed an accord in which the Companies committed to reduce greenhouse gas emissions (e.g. CO2) 20% below 1990 levels by 2000. The accord was executed pursuant to the Climate Challenge Program, a joint voluntary effort of the DOE and the electric utility industry. Climate Challenge is a component of President Clinton's Climate Change Action Plan.

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

    NEES facilities store substantial amounts of oil and are required to have spill prevention control and counter-measure
(SPCC) plans. Currently, major System facilities such as Brayton Point and Salem Harbor have up-to-date SPCC plans. A comprehensive study of smaller facilities has been completed to determine the appropriate plans for these facilities and a five-year implementation plan is underway.

    Nuclear

    The NRC, along with other federal and state agencies, has extensive regulations pertaining to environmental aspects of nuclear reactors. Safety aspects of nuclear reactors, including design controls and inspection programs to mitigate any possibility of nuclear accidents and to reduce any damages therefrom, are also subject to NRC regulation. See Nuclear Units, page 29.


                    CONSTRUCTION AND FINANCING

    In 1995, NEES subsidiaries' completed the approximately 500 MW repowering of Manchester Street Station in Providence, R.I.

    Narragansett and NEP operated three steam electric generating units of approximately 45 MW each which went into service at Manchester Street Station in the 1940s. During 1992, NEP acquired a 90% interest in the site and the Station in anticipation of the repowering project. As part of the repowering project, three new combustion turbines and heat recovery steam generators were added to the Station, replacing the existing boilers. The existing steam turbines were replaced with new and more efficient turbines of slightly larger capacity. The fuel for generation, which was primarily residual oil, was be replaced with natural gas, using distillate oil as an emergency backup. See Fuel for Generation, page 25.

    Repowering more than tripled the power generation capacity of Manchester Street Station and has substantially increased the plant's thermal efficiency. It is expected that the plant's capacity factor will also increase. Certain air emissions are projected to decrease relative to historical levels because of the change in fuels and the increase in efficiency.

    Substantial additions to Narragansett's high voltage transmission network were necessary in order to accommodate the output of the plant. Two 7-mile 115 kV underground transmission cables (located primarily in public ways) are in service, which connect the repowered station to existing 115 kV lines at a new substation. Total cost for the generating station will be approximately $450 million, including allowance for funds used during construction (AFDC). In addition, related transmission improvements were placed in service in September 1994 at a cost of approximately $60 million.

    Estimated construction expenditures (including nuclear fuel) for the System's electric utility companies are shown below for 1996 through 1998.

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

    The anticipated capital requirements for oil and gas operations are not included in the table below. See OIL AND GAS OPERATIONS page 50.

                                Estimated Construction Expenditures
                                -----------------------------------
                                  1996   1997    1998    Total
                                  ----   ----    ----    -----
                                    (In Millions - excluding AFDC)

NEP
---

Generation (1)                               50             35            40            125
Transmission                                 35             25            30             90
                                           ----           ----          ----           ----
  Total NEP                                  85             60            70            215
                                           ----           ----          ----           ----

Mass. Electric
--------------

Distribution                                105             95           100            300

Narragansett
------------

Transmission                                 20             15            15             50
Distribution                                 30             30            30             90
                                           ----           ----          ----           ----
  Total Narragansett                         50             45            45            140
                                           ----           ----          ----           ----

Granite State
-------------

Distribution                                  5              5             5             15
                                           ----           ----          ----           ----

Combined Total
--------------

Generation (1)                               50             35            40            125
Transmission                                 55             40            45            140
Distribution                                140            130           135            405
                                           ----           ----          ----           ----
  Grand Total                               245            205           220            670
                                           ----           ----          ----         ------


(1) Includes Nuclear Fuel

    Financing

    All of NEP's construction expenditures during the period from 1996 to 1998 will be financed by internally generated funds. The proportion of the Retail Companies' construction expenditures estimated to be financed by internally generated funds during the period from 1996 to 1998 is:

                      Mass. Electric              85%
                      Narragansett                90%
                      Granite State               75%

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

    The ability of NEP and the Retail Companies to issue short-term debt is limited by regulatory restrictions, by provisions contained in their charters, and by certain debt and other instruments.
Under the charters or by-laws of NEP, Mass. Electric, and Narragansett, short-term debt is limited to 10% of capitalization. The preferred stockholders authorized these limitations to be increased to 20% of capitalization until 1998 for NEP and Narragansett, and until 1999 for Mass. Electric, at which time the limits will revert to 10% of capitalization. The following table summarizes the short-term debt limits at December 31, 1995, and the amount of outstanding short-term debt and lines of credit and standby bond facilities at such date.

                                      ($ millions)
                                             Lines of Credit/
                                             Standby Bond
                        Limit   Outstanding  Facilities
                        -----   -----------  ----------------
       NEP                        339        125           510
       Mass. Electric             150         55            90
       Narragansett                94         23            41
       Granite State               10          4             7

    NEES and certain subsidiaries, with regulatory approval, operate a money pool to more effectively utilize cash resources and to reduce outside short-term borrowings. Short-term borrowing needs are met first by available funds of the money pool participants. Borrowing companies pay interest at a rate designed to approximate the cost of outside short-term borrowings.
Companies which invest in the pool share the interest earned on a basis proportionate to their average monthly investment in the money pool. Funds may be withdrawn from or repaid to the pool at any time without prior notice. At December 31, 1995, NEP, Mass. Electric, and Narragansett each had money pool borrowings of approximately $1 million and Granite State had money pool borrowings of approximately $4 million.

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

    The respective long-term debt and preferred stock coverages of NEP and the Retail Companies under their respective mortgage indentures, note agreements, and preference provisions, are stated in the following table for the past three years:

                                                 Coverage
                                          -----------------------
                                          1995     1994    1993
                                          ----     ----    ----
NEP
---
 General and Refunding Mortgage Bonds      4.05    4.13     4.66
 Preferred Stock                           2.45    2.60     2.76

Mass. Electric
--------------
 First Mortgage Bonds                      2.82    3.65     3.15
 Preferred Stock                           1.71    2.02     2.02

Narragansett
------------
 First Mortgage Bonds                      3.10    2.16     2.47
 Preferred Stock                           2.01    1.61     1.78

Granite State
-------------
 Notes (1)                                2.38     2.26     2.41

(1)   As defined under the most restrictive note agreement.

                     RESEARCH AND DEVELOPMENT

    Expenditures for the System's research and development activities totaled $9.5 million, $8.3 million, and $7.5 million in 1993, 1994, and 1995, respectively. Total expenditures are expected to be about $8.6 million in 1996.

    About 37% of these expenditures support the Electric Power Research Institute, which conducts research and development activities on behalf of its sponsors and provides the System with access to a wide range of relevant research results at minimum cost.

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

    - developing, assessing and demonstrating new generation technologies and fuels that will ensure economic, efficient and environmentally sound production of electric energy in the future; an example of this is the planned demonstration project linking advanced fuel cell technology to a biomass fuel at the Massachusetts Water Resources Authority
      Deer Island facility;

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

    NEEI is required to obtain SEC approval for further investment in these oil and gas properties. On December 20, 1994, the SEC issued an order authorizing NEEI to invest up to $30 million in its partnership with Samedan for the years 1995-1998. NEEI is winding down its oil and gas program. The level of expenditures for exploration and development of existing properties has declined as a result of the decision not to acquire new oil and gas prospects after December 31, 1986.

    NEEI's activities are primarily rate-regulated and consist of all prospects entered into prior to 1984. Losses from this rate-regulated program are being passed on to NEP and ultimately to retail customers, under an intercompany pricing policy (Pricing Policy) approved by the SEC. Due to declines in oil and gas prices, NEEI has incurred operating losses since 1986 and expects to generate substantial additional losses in the future. NEP's ability to pass such losses on to its customers was favorably resolved in NEP's 1988 FERC rate settlement. This settlement covered all costs incurred by or resulting from commitments made by NEEI through March 1, 1988. Other subsequent costs incurred by NEEI are subject to normal regulatory review. NEEI follows the full cost method of accounting for its oil and gas operations, under which capitalized costs (including interest paid to banks) relating to wells and leases determined to be either commercial or non-commercial are amortized using the unit of production method.

    Due to the Pricing Policy, NEEI's rate-regulated program has not been subject to certain SEC accounting rules, applicable to non-rate-regulated companies, which limit the costs of oil and gas property that can be capitalized. The Pricing Policy has allowed NEEI to capitalize all costs incurred in connection with fuel exploration activities of its rate regulated program, including interest paid to banks of which $10 million was capitalized in 1995 and 1994, and $9 million in 1993, respectively. In the absence of the Pricing Policy, the SEC's full cost "ceiling test" rule requires non-rate regulated companies to write-down capitalized costs to a level which approximates the present value of their proved oil and gas reserves. Based on NEEI's 1995 average oil and gas selling prices at December 31, 1995, if this test were applied, it would have resulted in a write-down of approximately $112 million after-tax.


                      RESULTS OF OPERATIONS

    Revenues from natural gas sales were lower in 1995 versus 1994 due to decreased production levels and a decrease in natural gas prices. NEEI expects 1996 natural gas revenues to be lower than 1995 revenues due to lower production. NEEI's 1995 oil and gas exploration and development expenditures were $7 million.

    NEEI's estimated proved reserves decreased from 12.4 million barrels of oil and gas equivalent at December 31, 1994, to
10.8 million barrels of oil and gas equivalent at December 31, 1995. Production, primarily from offshore Gulf properties, decreased reserves by 3.0 million equivalent barrels. Additions and revisions primarily on offshore Gulf properties increased reserves by 1.4 million equivalent barrels.

    Prices received by NEEI for its natural gas from its major producing properties varied considerably during 1995, from approximately $0.85/MCF to $1.66/MCF, due principally to seasonal fluctuations and regional variations in gas prices. NEEI's overall average gas price in 1995 was $1.48/MCF.

    The results of NEEI's oil and gas program will continue to be affected by developments in the world oil market and the domestic market for natural gas, including actions by the federal government and by foreign governments, which may affect the price of oil and gas, and the terms of contracts under which gas is sold.

    The following table summarizes NEEI's crude oil and condensate production in barrels, natural gas production in MCF, and the average sales price per barrel of oil and per MCF of natural gas produced by NEEI during the years ended December 1995, 1994, and 1993, and the average production (lifting) cost per dollar of gross revenues.

                                      Years Ended December 31,
                                 ----------------------------------
                                   1995        1994        1993
                                   ----        ----        ----
Crude oil and condensate
production (barrels)                       339,228     362,645     477,545

Natural gas production                  16,246,149  18,011,275  19,696,944
(MCF)

Average sales price per
barrel of oil and                           $16.97      $15.19      $17.76
condensate

Average sales price per
MCF of natural gas                           $1.48       $1.94       $1.96

Average production cost
(including severance taxes)
per dollar of gross revenue                  $0.17       $0.12       $0.14

                      OIL AND GAS PROPERTIES

    During 1995, principal producing properties, representing approximately 65% of NEEI's 1995 revenues, were (i) a 50% working interest in Brazos Blocks A-52, A-65, and A-37, located in federal waters offshore Texas, (ii) a 25% working interest in Main Pass Blocks 93, 94, 102, and 90, located in Federal waters offshore Louisiana, (iii) a 15% working interest in High Island Blocks 21, 22, 34, 50, and 51, located in Federal waters offshore Texas, (iv) a 12.5% working interest in Main Pass Blocks 107 and 108, located in Federal waters offshore Louisiana, and (v) a 7.5% working interest in High Island Blocks 365 and 376, located in Federal waters offshore Texas. Other major producing properties during 1995 included a 15% working interest in Eugene Island 28 located in Federal waters offshore Louisiana, a 15% working interest in Brazos Blocks 399, 400, 412, 413, and 435, located in Federal waters offshore Texas, a 13.3% working interest in Matagorda Island Block 587, located in Federal waters offshore Texas, a 3.2% working interest in the Sand Dunes Units, Derrick Draw Field, Converse County, Wyoming, and a 9.7% interest in Eugene Island 24, located in Federal waters offshore Louisiana.

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

    The following table shows the approximate undeveloped acreage held by NEEI as of December 31, 1995. Undeveloped acreage is acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether such acreage contains proved reserves.

      Location                  Gross Acres   Net Acres
      --------                  -----------   ---------
      Offshore-Gulf of Mexico                 4,495       1,249
      Other                                  44,679       8,191
                                            -------      ------
           Total                             49,174       9,440

    During the years ended December 31, 1995, 1994, and 1993 NEEI participated in the completion of the following net exploratory and development wells:

                       Net Exploratory Wells Net Development Wells
                       --------------------- ---------------------

     Year Ended          Productive*   Dry     Productive*   Dry
     ----------          ----------    ---     ----------    ---
   December 31, 1995                   0                     0               1              0

   December 31, 1994                   0                     0               1              0

   December 31, 1993                   0                     2               0              0


  *Includes depleted wells

    The following table summarizes the total gross and net productive wells and the approximate total gross and net developed acres, both as of December 31, 1995:

            Oil               Gas              Developed Acres
            ---               ---            ------------------
       Gross   Net        Gross    Net        Gross       Net
       -----   ---        -----    ---       -------    ------
                  137                 16                   542             64             292,568              55,148

    At December 31, 1995 NEEI was drilling or completing two gross wells, which represents less than one net well.


                CAPITAL REQUIREMENTS AND FINANCING

    Estimated expenditures in 1996 for NEEI's exploration and development program are approximately $15 million, of which capitalized interest costs are approximately $10 million.

    Internal funds are expected to provide 100% of NEEI's capital requirements for 1996. In April 1995, NEEI refinanced its outstanding borrowings through a credit agreement which currently provides for borrowings of up to $225 million. Borrowings under this credit agreement are principally secured by a pledge of NEEI's rights with respect to NEP under the Pricing Policy covering the rate-regulated program. The amount available for borrowing under the revolving credit agreement decreases annually, beginning April 13, 1996 and expiring April 13, 2002.

                             NEEI MAP

                   Major Oil and Gas Properties

                        EXECUTIVE OFFICERS

NEES
----

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

    John W. Rowe - Age: 50 - President and Chief Executive Officer since 1989 - Elected Chairman of NEP in 1993 - President of NEP from 1991 to 1993 - Chairman of NEP from 1989 to 1991.

    Alfred D. Houston - Age: 55 - Executive Vice President since
    1994 - Senior Vice President-Finance from 1987 to 1994 - Vice
    President of NEP from 1987 to 1994 - Vice President of
    Narragansett since 1976 - Treasurer of Narragansett since 1977.

    Richard P. Sergel - Age: 46 - Elected Senior Vice President in 1996 - Vice President from 1992 to 1995 - Treasurer from 1990 to 1991 - Chairman of Mass. Electric and Narragansett since 1993 - Treasurer of NEP and Mass. Electric from 1990 to 1991
    - Vice President of the Service Company from 1988 to 1993.

    Jeffrey D. Tranen - Age: 49 - Elected Senior Vice President in 1996 - Vice President from 1991 to 1995 - President of NEP since 1993 - Vice President of NEP from 1984 to 1993 -
    President of Mass. Hydro, N.H. Hydro, and NEET since 1991.

    Cheryl A. LaFleur - Age: 41 - Elected Vice President, Secretary, and General Counsel in 1995 - Vice President of Mass. Electric from 1993 to 1995 - Vice President of the Service Company from 1992 to 1993 - Senior Counsel for the Service Company from 1989 to 1991 - Elected Vice President of NEP in 1995.

    Michael E. Jesanis - Age: 39 - Treasurer since 1992 - Director of Corporate Finance from 1990 to 1991.


NEP
---

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

    Jeffrey D. Tranen* - President since 1993 - Vice President from
    1984 to 1993.

    Andrew H. Aitken - Age: 51 - Elected Vice President in 1995 -
    Director of Environmental and Safety for the Service Company since 1993 - Director, Environmental Affairs for the Service
    Company from 1981 to 1993.

    Lawrence E. Bailey - Age: 52 - Vice President since 1989 -
    Plant Manager of Brayton Point Station from 1987 to 1991.

    Jeffrey A. Donahue - Age: 37 - Vice President since 1993 - various engineering positions with the Service Company since
    1983 - Director of Construction since 1992 - Chief Electrical
    Engineer since 1991.

    Cheryl A. LaFleur* - Elected Vice President effective December
    31, 1995.

    John F. Malley - Age: 47 - Vice President since 1992 - Manager of Generation Planning for the Service Company from 1986 to 1991.

    Arnold H. Turner - Age: 55 - Vice President since 1989 -
    Director of Transmission Marketing since 1993.

    Jeffrey W. VanSant - Age: 42 - Vice President since 1993 - Manager of Oil and Gas Exploration and Development for the Service Company from 1985 to 1993 - Manager of Oil and Gas Procurement from 1992 to 1993 - Manager of Natural Gas Supply from 1989 to 1992.

    Michael E. Jesanis* - Treasurer since 1992.

    Howard W. McDowell - Age: 52 - Controller since 1987 -
    Controller of Mass. Electric and Narragansett since 1987 -
    Treasurer of Granite State since 1984.

    *Please refer to the material supplied under the caption
    EXECUTIVE OFFICERS - NEES for other information regarding this officer.

Mass. Electric
--------------

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

    John H. Dickson - Age: 53 - President since 1990.

    John C. Amoroso - Age: 57 - Vice President since 1993 -
    District Manager, Southeast District from 1992 to 1993 -
    Manager, Southeast District from 1985 to 1992.

    Eric P. Cody - Age: 45 - Elected Vice President in 1995 - Vice President and Director, Information Services for the Service
    Company from 1991 to 1995.

    Peter H. Gibson - Age: 50 - Vice President since 1995 -
    Director of Business Marketing since 1995 - Director of
    Business Marketing for the Service Company from 1993 to 1994
    -Director of Conservation and Load Management (C&LM) and
    Commercial and Industrial Services for the Service Company from 1992 to 1993 - Manager of C&LM for the Service Company from
    1987 to 1991.

    Charles H. Moser - Age: 55 - Vice President since 1993 - Chief Protection and Planning Engineer for the Service Company from
    1984 to 1993.

    Lydia M. Pastuszek - Age: 42 - Vice President since 1993 - Vice President of NEP from 1990 to 1993 - President of Granite State since 1990.

    Anthony C. Pini - Age: 43 - Vice President since 1993 -
    Assistant Controller for the Service Company from 1985 to 1993.

    Thomas E. Rogers - Age: 45 - Elected Vice President in 1995 -
    Project Director for the Service Company from 1991 to 1995.

    Christopher E. Root - Age: 36 - Elected Vice President in 1995
    - Director, Retail Distribution Services for the Service Company from 1993 to 1995 - Chief of Division Engineering for the Service Company from 1992 to 1993 - Manager, Distribution Engineering for Narragansett from 1990 to 1992.

    Nancy H. Sala - Age: 44 - Vice President since 1992 - Central
    District Manager since 1992 - Assistant to the President of
    Mass. Electric from 1990 to 1992.

    Dennis E. Snay - Age: 54 - Vice President and Merrimack Valley District Manager since 1990.

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

Narragansett
------------

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

    Robert L. McCabe - Age: 54 - President since 1986.

    William Watkins, Jr. - Age 63 - Executive Vice President since 1992 - Vice President of the Service Company from 1981 to 1992.

    Francis X. Beirne - Age: 52 - Vice President since 1993 -
    Manager, Southern District from 1988 to 1993.

    Richard W. Frost - Age: 56 - Vice President since 1993 -
    District Manager - Southern District from 1990 to 1993.

    Alfred D. Houston - Vice President since 1976 - Treasurer since 1977 - Reference is made to the material supplied under the caption EXECUTIVE OFFICERS - NEES for other information regarding Mr. Houston.

    Richard Nadeau - Age: 60 - Vice President since 1994 - Director of Customer Service since 1993 - Assistant to the President from 1990 to 1993.

    Marcy L. Reed - Age: 32 - Elected Vice President in 1995 -
    Assistant Controller for the Service Company from 1993 to 1995
    - Manager, Internal Audit for the Service Company from 1991 to
    1993.

    Michael F. Ryan - Age: 44 - Vice President since 1994 - Rhode Island Director for U.S. Senator John H. Chafee from 1986 to
    1994.

    Howard W. McDowell - Controller since 1987 - Reference is made to the material supplied under the caption EXECUTIVE OFFICERS
    - NEP for other information regarding Mr. McDowell.


Item 2.  PROPERTIES

    See Item 1. Business - ELECTRIC UTILITY PROPERTIES, page 20 and OIL AND GAS PROPERTIES, page 53.


Item 3.  LEGAL PROCEEDINGS

    In October 1994, NEP was sued by MPLP, a venture of Enron Corporation and Jones Capital that owns a 149 megawatt gas-fired power plant in Milford, Massachusetts. NEP purchases 56 percent of the power output of the facility under a long-term contract with MPLP. The suit alleges that NEP has engaged in a scheme to cause MPLP and its power plant to fail and has prevented MPLP from finding a long-term buyer for the remainder of the facility's output. The complaint includes allegations that NEP has violated the Federal Racketeer Influenced and Corrupt Organizations Act, engaged in unfair or deceptive acts in trade or commerce, and breached contracts. MPLP also asserts that NEP deliberately misled regulatory bodies concerning the Manchester Street Station repowering project. MPLP seeks compensatory damages in an unspecified amount, as well as treble damages. NEP believes that the allegations of wrongdoing are without merit. NEP has filed counterclaims and crossclaims against MPLP, Enron Corporation, and Jones Capital, seeking monetary damages and termination of the purchased power contract.

    MPLP also intervened in NEP's current rate filing before the FERC, making similar allegations to those asserted in MPLP's lawsuit. Hearings on this claim concluded in October 1995. An Administrative Law Judge initial decision is expected by mid-1996.

    In August 1995, an arbitration panel upheld NEP's right to terminate its charter of a ship, the SS. Energy Independence, to purchase the ship from its owner, Intercoastal Bulk Carriers, Inc. ("IBC"), and sell the ship to a nominee of International Shipping Company ("ISC"). That same month, the Massachusetts Superior Court dismissed a lawsuit filed against NEP by Keystone Shipping Company ("Keystone"), an affiliate of IBC, challenging NEP's right to do so. In September 1995, the ship was transferred to ISC's nominee and sent to dry dock for routine maintenance and inspection, which revealed that further work was needed to make the ship seaworthy. Under NEP's charter with IBC, these costs, which are estimated to be in excess of $10 million, are IBC's responsibility. NEP therefore initiated arbitration against both IBC and Keystone before the same panel. Hearings are tentatively scheduled to commence in June 1996. Keystone has filed an action in federal district court seeking to stay the arbitration as to Keystone.

    See Item 1.  COMPETITIVE CONDITIONS, page 7; RATES, page 14;
Coal Procurement Program, page 25; Nuclear Units, page 29;
Hydroelectric Project Licensing, page 38; Environmental
Requirements, page 39; OIL AND GAS OPERATIONS, page 50.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the last quarter of 1995.

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

    NEP, Mass. Electric, and Narragansett - The information required by this item is not applicable as the common stock of all these companies is held solely by NEES. Information pertaining to payment of dividends and restrictions on payment of dividends is incorporated herein by reference to each company's 1995 Annual Report.


Item 6.  SELECTED FINANCIAL DATA

                               NEES
                               ----

    The information required by this item is incorporated herein by reference to page 23 of the NEES 1995 Annual Report.

                               NEP
                               ---

    The information required by this item is incorporated herein by reference to page 28 of the NEP 1995 Annual Report.

                          Mass. Electric
                          --------------

    The information required by this item is incorporated herein by reference to page 22 of the Mass. Electric 1995 Annual Report.

                           Narragansett
                           ------------

    The information required by this item is incorporated herein by reference to page 22 of the Narragansett 1995 Annual Report.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

                               NEES
                               ----

    The information required by this item is incorporated herein by reference to pages 14 through 22 of the NEES 1995 Annual Report.

                               NEP
                               ---

    The information required by this item is incorporated herein by reference to pages 2 through 9 of the NEP 1995 Annual Report.

                          Mass. Electric
                          --------------

    The information required by this item is incorporated herein by reference to pages 2 through 7 of the Mass. Electric 1995 Annual Report.

                           Narragansett
                           ------------

    The information required by this item is incorporated herein by reference to pages 2 through 7 of the Narragansett 1995 Annual
Report.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               NEES
                               ----

    The information required by this item is incorporated herein by reference to pages 23 through 42 of the NEES 1995 Annual Report.

                               NEP
                               ---

    The information required by this item is incorporated herein by reference to pages 1, 10 through 26, and 28 of the NEP 1995
Annual Report.

                          Mass. Electric
                          --------------

    The information required by this item is incorporated herein by reference to pages 1, 8 through 20, and 22 of the Mass. Electric 1995 Annual Report.

                           Narragansett
                           ------------

    The information required by this item is incorporated herein by reference to pages 1, 8 through 20, and 22 of the Narragansett
1995 Annual Report.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

    NEES, NEP, Mass. Electric, and Narragansett - None.


                             PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                               NEES
                               ----

    The information required by this item is incorporated herein by reference to the material under the caption ELECTION OF DIRECTORS in the definitive proxy statement of NEES, dated
March 11, 1996, for the 1996 Annual Meeting of Shareholders, provided that the information under the headings "Compensation Committee Report on Executive Compensation" and "Corporate Performance" are not so incorporated. Reference is also made to the information under the caption EXECUTIVE OFFICERS - NEES in Part I of this report.


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

    Joan T. Bok - Director since 1979 - Age: 66 - Chairman of the Board of NEES - Chairman or Vice Chairman of the Company from 1988 to 1994 - Chairman of NEES from 1984 to 1994 (Chairman, President, and Chief Executive Officer from July 26, 1988 until February 13, 1989). Directorships of NEES System companies:
    New England Electric System, Massachusetts Electric Company, The Narragansett Electric Company, Narragansett Energy Resources Company, New England Electric Resources, Inc., New England Electric Transmission Corporation, New England Energy Incorporated, New England Hydro Finance Company, Inc., New England Hydro-Transmission Corporation, New England Hydro-Transmission Electric Company, Inc., and New England Power Service Company. Other directorships: Avery Dennison Corporation, John Hancock Mutual Life Insurance Company, and Monsanto Company.

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

    Cheryl A. LaFleur* - Elected Director effective December 31, 1995. Directorships of NEES System companies: Narragansett Energy Resources Company, New England Electric Resources, Inc., New England Electric Transmission Corporation, New England Energy Incorporated, New England Hydro Finance Company, Inc., New England Hydro-Transmission Corporation, New England Hydro-Transmission Electric Company, Inc., and New England Power Service Company.

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

    Transmission Corporation, New England Energy Incorporated, New England Hydro Finance Company, Inc., New England Hydro-
    Transmission Corporation, New England Hydro-Transmission
    Electric Company, Inc., and New England Power Service Company.

    *Please refer to the material supplied under the caption
    EXECUTIVE OFFICERS - NEES and EXECUTIVE OFFICERS - NEP in Part I of this report for other information regarding this director.


                          Mass. Electric
                          --------------

    The names of the directors of Mass. Electric, their ages, and a brief account of their business experience during the past five years appear below. Information required by this item for Executive Officers is provided under the caption EXECUTIVE OFFICERS
- Mass. Electric in Part I of this report.

    Directors are elected to hold office until the next annual meeting of stockholders or special meeting held in lieu thereof and until their respective successors are chosen and qualified.

    Urville J. Beaumont - Director since 1984 -  Age: 64 -
    Treasurer and Director, law firm of Beaumont & Campbell, P.A.

    Joan T. Bok* - Director since 1979.

    Sally L. Collins - Director since 1976 - Age: 60 - Director of Workplace Health Services since 1993 - Health Services
    Administrator at Kollmorgen Corporation EOD from 1989 to 1993.

    John H. Dickson - Director since 1990 - Reference is made to material supplied under the caption EXECUTIVE OFFICERS - Mass. Electric for other information regarding Mr. Dickson. Other directorship: Worcester Business Development Corporation.

    Kalyan K. Ghosh - Director since 1995 - Age: 58 - President of Worcester State College since 1992 - CEO and Acting President, Worcester State College from 1990 to 1992.

    Charles B. Housen - Director since 1979 - Age: 63 - Chairman,
    President, and Director of Erving Industries, Inc., Erving,
    Mass.

    Patricia McGovern - Director since 1994 - Age: 54 - Director of law firm of Goulston & Storrs, P.C. since 1995 - Counsel to Goulston & Storrs, P.C. from 1993 to 1995 - Massachusetts State Senator and Chair of the Senate Ways and Means Committee from 1985 to 1992.

    John F. Reilly - Director since 1988 - Age: 63 - President and CEO of Fred C. Church, Inc., Lowell, Mass. - Other directorships: Colonial Gas Company, Family Bank, and New
    England Insurance Co., Ltd.

    John W. Rowe* - Director since 1989.

    Richard P. Sergel* - Director since 1993.

    Roslyn M. Watson - Director since 1992 - Age: 46 - President of Watson Ventures (commercial real estate development and management) Boston, Mass. since 1993 - Vice President of the Gunwyn Company (commercial real estate development) Cambridge, Mass. from 1986 - 1993 - Other directorships: The Dreyfus Laurel Funds and American Express Centurion Bank.

    *Please refer to the material supplied under the caption EXECUTIVE OFFICERS - NEES in Part I of this report and/or the material supplied under the caption DIRECTORS AND OFFICERS OF THE REGISTRANT - NEP in this Item for other information regarding this director.


                           Narragansett
                           ------------

    The names of the directors of Narragansett, their ages, and a brief account of their business experience during the past five years appear below. Information required by this item for Executive Officers is provided under the caption EXECUTIVE OFFICERS
- Narragansett in Part I of this report.

    Directors are elected to hold office until the next annual meeting of stockholders or special meeting held in lieu thereof and until their respective successors are chosen and qualified.

    Joan T. Bok* - Director since 1979.

    Stephen A. Cardi - Director since 1979 - Age: 54 - Treasurer of Cardi Corporation (construction), Warwick, R.I.

    Frances H. Gammell - Director since 1992 - Age: 46 - Director, Senior Vice President, Treasurer, and Secretary of Original
    Bradford Soap Works, Inc.

    Joseph J. Kirby - Director since 1988 - Age: 64 - President of Washington Trust Bancorp, Inc., Westerly, R.I. and President and Director of the Washington Trust Company.

    Robert L. McCabe - President and Director of Narragansett since 1986 - Other directorship: Citizens Savings Bank - Please refer to the material supplied under the caption EXECUTIVE OFFICERS
    - Narragansett in Part I of this report for other information regarding Mr. McCabe.

    John W. Rowe* - Director since 1989.

    Richard P. Sergel* - Chairman and Director since 1993.

    William E. Trueheart - Director since 1989 - Age: 53 -
    President of Bryant College, Smithfield, Rhode Island - Other directorships: Fleet National Bank.

    John A. Wilson, Jr. - Director since 1971 - Age: 66 -
    Consultant to and former President of Wanskuck Co., Providence, R.I., - Consultant to Hinckley, Allen, Snyder & Comen
    (attorneys), Providence, R.I.

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

    Based solely on NEP's, Mass. Electric's, and Narragansett's review of the copies of such forms received by them, or written representations from certain reporting persons that such forms were not required for those persons, NEP, Mass. Electric, and Narragansett believe that, during 1995, all filing requirements applicable to its officers, directors, and 10% beneficial owners were complied with.


Item 11. EXECUTIVE COMPENSATION

                               NEES
                               ----

    The information required by this item is incorporated herein by reference to the material under the captions BOARD STRUCTURE AND COMPENSATION, EXECUTIVE COMPENSATION, PAYMENTS UPON A CHANGE IN

CONTROL, PLAN SUMMARIES, and RETIREMENT PLANS in the definitive proxy statement of NEES, dated March 11, 1996, for the 1996 Annual Meeting of Shareholders, provided that the information under the headings "Compensation Committee Report on Executive Compensation" and "Corporate Performance" are not so incorporated.


              NEP, MASS. ELECTRIC, AND NARRAGANSETT
              -------------------------------------

EXECUTIVE COMPENSATION

    The following tables give information with respect to all compensation (whether paid directly by NEP, Mass. Electric, or Narragansett or billed to it as hourly charges) for services in all capacities for NEP, Mass. Electric, or Narragansett for the years 1993 through 1995 to or for the benefit of the Chief Executive Officer and the four other most highly compensated executive officers for each company.

                                  NEP

                      SUMMARY COMPENSATION TABLE
                                              Long-Term
                                              Compensa-
                   Annual Compensation (b)      tion
                  --------------------------  ---------
                                    Other
Name and                            Annual    Restricted  All Other
Principal                          Compensa-    Share     Compensa-
Position    Year  Salary   Bonus     tion       Awards      tion
  (a)              ($)     ($)(c)   ($)(d)      ($)(e)     ($)(f)
----------  ----  -------  ------  ---------  ----------  ---------
John W.     1995  157,070  124,818   2,795         -      1,387(g)
Rowe        1994  211,598  119,716   4,018      67,966    1,911
Chairman    1993  181,269  112,095   2,318      54,256    2,386


Jeffrey D.  1995  188,884  135,224   4,972         -      3,377(h)
Tranen      1994  187,356   98,357   5,049      45,804    3,466
President   1993  159,936  112,105   2,974      32,753    3,563


John W.     1995  184,689  116,137   5,221         -      119,315(i)
Newsham*    1994  134,518   79,087   4,149      28,413      3,165
Executive   1993  112,460   78,093   2,020      19,319      2,776
Vice
President


Frederic E. 1995  152,685  101,068   4,011         -      2,976(j)
Greenman*   1994  140,070   89,090   3,622      34,126    2,707
Vice        1993  123,648   75,058   2,131      22,811    3,110
President


Lawrence E. 1995  144,720   92,328     116         -      3,598(k)
Bailey      1994  140,471   66,510     116      27,484    3,952
Vice        1993  135,123   61,283     101      21,286    3,790
President

*Retired as of December 31, 1995.

(a) Certain officers of NEP are also officers of NEES and various other System companies.

(b)  Includes deferred compensation in category and year earned.

(c) The bonus figure represents cash bonuses under an incentive compensation plan, the value of unrestricted shares under the incentive share plan, special bonuses, the goals program award, and the variable portion of the incentive thrift plan match by NEP. See description under Plan Summaries.

(d)  Includes amounts reimbursed by NEP for the payment of taxes.

(e) For the 1993 awards, shares were awarded that become unrestricted after five years. Those shares receive the same dividends as the other common shares of NEES. The awards made for 1994 were, at the executives' option, in the form of restricted shares (with a five year restriction) or deferred share equivalents, which have been deferred for receipt for at least five years. As cash dividends are declared, the number of deferred share equivalents will be increased as if the dividends were reinvested in shares. See also Payments Upon a Change in Control, below. The shares awarded for 1995 were unrestricted and the value of the awards is included in the bonus column. As of December 31, 1995, the following executive officers held the amount of restricted shares with the value indicated: Mr. Rowe 20,370 shares, $807,161 value; Mr. Tranen 4,582 shares, $181,561 value; Mr. Newsham 4,117 shares, $163,136 value; Mr. Greenman 5,961 shares, $236,204 value; and Mr. Bailey 2,807 shares, $111,227 value. The value was calculated by multiplying the closing market price on December 29, 1995 by the number of shares.

(f) Includes NEP contributions to life insurance and the incentive thrift plan that are not bonus contributions. See description under Plan Summaries. The life insurance contribution is calculated based on the value of term life insurance for the named individuals. The premium costs for most of these policies have been or will be recovered by NEP.

(g) For Mr. Rowe, the amount and type of compensation in 1995 is as follows: $876 for contributions to the thrift plan and $511 for life insurance.

(h) For Mr. Tranen, the amount and type of compensation in 1995 is as follows: $2,831 for contributions to the thrift plan and $545 for life insurance.

(i) For Mr. Newsham, the amount and type of compensation in 1995 is as follows: $2,870 for contributions to the thrift plan, $1,609 for life insurance, and $119,315 one-time supplemental cash payment upon retirement.

(j) For Mr. Greenman, the amount and type of compensation in 1995 is as follows: $2,027 for contributions to the thrift plan and $949 for life insurance.

(k) For Mr. Bailey, the amount and type of compensation in 1995 is as follows: 2,894 for contributions to the thrift plan and $704 for life insurance.

                            MASS. ELECTRIC

                      SUMMARY COMPENSATION TABLE
                                              Long-Term
                                              Compensa-
                   Annual Compensation (b)      tion
                  --------------------------  ---------
                                    Other
Name and                            Annual    Restricted  All Other
Principal                          Compensa-    Share     Compensa-
Position    Year  Salary   Bonus     tion       Awards      tion
  (a)              ($)     ($)(c)   ($)(d)      ($)(e)     ($)(f)
----------  ----  -------  ------  ---------  ----------  ---------
Richard P.  1995  123,480   93,047   3,256         -      2,285(g)
Sergel      1994  113,021   63,550   3,307      29,731    2,228
Chairman    1993   93,628   71,187   1,657      20,713    2,036


John H.     1995  169,692  139,179   4,585         -      3,601(h)
Dickson     1994  161,604   82,956   5,105      34,617    3,536
President   1993  156,900  116,399   3,005      28,103    3,623


David L.    1995  108,808   66,752      90         -      2,407(i)
Holt (m)    1994   95,122   55,347     102      22,973    2,552
Executive   1993   60,782   39,166      51      11,476    1,352
Vice
President

Cheryl A.   1995  118,687  101,680     109         -      2,570(j)
LaFleur (m) 1994   75,940   47,648      77      17,223    1,763
Vice        1993   71,488   47,372      67       12,399   1,575
President

Nancy H.    1995  115,524   59,932     116         -      2,498(k)
Sala        1994  107,621   39,318     116      16,129    2,493
Vice        1993  102,860   43,386     103      13,370    2,378
President


Anthony C.  1995  111,300   59,993     116         -      2,403(l)
Pini        1994  105,884   43,465     116      17,688    2,454
Vice        1993   71,457   27,761      81       7,996    1,653
President

(a) Certain officers of Mass. Electric are also officers of NEES and various other System companies.

(b)  Includes deferred compensation in category and year earned.

(c) The bonus figure represents cash bonuses under an incentive compensation plan, the value of unrestricted shares under the incentive share plan, special bonuses, the goals program award, and the variable portion of the incentive thrift plan match by Mass. Electric. See description under Plan Summaries.

(d) Includes amounts reimbursed by Mass. Electric for the payment of taxes.

(e) For the 1993 awards, shares were awarded that become unrestricted after five years. Those shares receive the same dividends as the other common shares of NEES. The awards made for 1994 were, at the executives' option, in the form of restricted shares (with a five year restriction) or deferred share equivalents, which have been deferred for receipt for at least five years. As cash dividends are declared, the number of deferred share equivalents will be increased as if the dividends were reinvested in shares. See also Payments Upon a Change in Control, below. The shares awarded for 1995 were unrestricted and the value of the awards is included in the bonus column. As of December 31, 1995, the following executive officers held the amount of restricted shares with the value indicated: Mr. Sergel 4,355 shares, $172,567 value; Mr. Dickson 4,036 shares, $159,926 value; Mr. Holt 2,953 shares, $117,012 value; Ms. LaFleur 2,166 shares, $85,827 value; Ms. Sala 1,227 shares, $48,619 value; and Mr. Pini 1,966 shares, $77,902 value. The value was calculated by multiplying the closing market price on December 29, 1995 by the number of shares.

(f) Includes Mass. Electric contributions to life insurance and the incentive thrift plan that are not bonus contributions. See description under Plan Summaries. The life insurance contribution is calculated based on the value of term life insurance for the named individuals. The premium costs for most of these policies have been or will be recovered by Mass. Electric.

(g) For Mr. Sergel, the type and amount of compensation in 1995 is as follows: $2,002 for contributions to the thrift plan and $283 for life insurance.

(h) For Mr. Dickson, the type and amount of compensation in 1995 is as follows: $3,000 for contributions to the thrift plan and $601 for life insurance.

(i) For Mr. Holt, the type and amount of compensation in 1995 is as follows: 1,778 for contributions to the thrift plan and $629 for life insurance.

(j) For Ms. LaFleur, the type and amount of compensation in 1995 is as follows: $2,373 for contributions to the thrift plan and $197 for life insurance.

(k) For Ms. Sala, the type and amount of compensation in 1995 is as follows: $2,310 for contributions to the thrift plan and $188 for life insurance.

(l) For Mr. Pini, the type and amount of compensation in 1995 is as follows: $2,225 for contributions to the thrift plan and $177 for life insurance.

(m) Mr. Holt resigned as of December 20, 1995 to take a position at an affiliate company, Ms. LaFleur resigned as of December
     31, 1995 to take a position at an affiliate company.

                             NARRAGANSETT

                      SUMMARY COMPENSATION TABLE
                                              Long-Term
                                              Compensa-
                   Annual Compensation (b)      tion
                  --------------------------  ---------
                                    Other
Name and                            Annual    Restricted  All Other
Principal                          Compensa-    Share     Compensa-
Position    Year  Salary   Bonus     tion       Awards      tion
  (a)              ($)     ($)(c)   ($)(d)      ($)(e)     ($)(f)
----------  ----  -------  ------  ---------  ----------  ---------

Robert L.   1995  152,407  111,785   4,206        -       4,851(g)
McCabe      1994  140,785   68,784   4,457      28,576    4,256
President   1993  139,632   98,654   2,408      22,617    3,771


William     1995  128,172   77,967     119        -       4,054(h)
Watkins,    1994  124,428   62,799     115      26,136    6,186
Jr.         1993  118,501   39,403     101      13,370    5,847
Executive
Vice
President


Richard W.  1995  103,272   48,972     119        -       2,787(i)
Frost       1994   99,300   34,269     115      13,629    2,706
Vice        1993   96,408   28,667     103      11,211    2,628
President


Francis X.  1995   95,964   46,832     119        -       2,331(j)
Beirne      1994   91,392   11,264     115       3,267    2,473
Vice        1993   87,300   10,579     249       2,311    1,859
President


Richard     1995   95,838   15,500     119        -       2,902(k)
Nadeau      1994   91,572   11,272     115       3,267    3,037
Vice
President

(a) Certain officers of Narragansett are also officers of NEES and various other System companies.

(b)  Includes deferred compensation in category and year earned.

(c) The bonus figure represents cash bonuses under an incentive compensation plan, the value of unrestricted shares under the incentive share plan, special bonuses, the goals program award, and the variable portion of the incentive thrift plan match by Narragansett. See description under Plan Summaries.

(d) Includes amounts reimbursed by Narragansett for the payment of taxes.

(e) For the 1993 awards, shares were awarded that become unrestricted after five years. Those shares receive the same dividends as the other common shares of NEES. The awards made for 1994 were, at the executives' option, in the form of restricted shares (with a five year restriction) or deferred share equivalents, which have been deferred for receipt for at least five years. As cash dividends are declared, the number of deferred share equivalents will be increased as if the dividends were reinvested in shares. See also Payments Upon a Change in Control, below. The shares awarded for 1995 were unrestricted and the value of the awards is included in the bonus column. As of December 31, 1995, the following executive officers held the amount of restricted shares with the value indicated: Mr. McCabe 3,799 shares, $150,535 value; Mr. Watkins 2,140 shares, $84,797 value; Mr. Frost 1,672 shares, $66,253 value, Mr. Beirne 375 shares, $14,859 value; and Mr. Nadeau 335 shares, $13,275 value. The value was calculated by multiplying the closing market price on December 29, 1995 by the number of shares.

(f) Includes Narragansett contributions to life insurance and the incentive thrift plan that are not bonus contributions. See description under Plan Summaries. The life insurance contribution is calculated based on the value of term life insurance for the named individuals. The premium costs for most of these policies have been or will be recovered by Narragansett.

(g) For Mr. McCabe, the type and amount of compensation in 1995 is as follows: $2,720 for contributions to the thrift plan and $2,130 for life insurance.

(h) For Mr. Watkins, the type and amount of compensation in 1995 is as follows: $2,563 for contributions to the thrift plan and $1,491 for life insurance.

(i) For Mr. Frost, the type and amount of compensation in 1995 is as follows: $2,065 for contributions to the thrift plan and $722 for life insurance.

(j) For Mr. Beirne, the type and amount of compensation in 1995 is as follows: $1,919 for contributions to the thrift plan and $412 for life insurance.

(k) For Mr. Nadeau, the type and amount of compensation in 1995 is as follows: $1,916 for contributions to the thrift plan and $986 for life insurance.


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

    Mrs. Bok retired as an employee of the System on January 1, 1994 (remaining as Chairman of the Board of NEES and a director for NEES subsidiaries). Mrs. Bok has agreed to waive the normal fees and annual retainers otherwise payable for services by non-employees on NEES subsidiary boards and receives in lieu thereof a single annual stipend of $60,000. Mrs. Bok also serves as a consultant to NEES. Under the terms of her contract, she receives an annual retainer of $100,000.

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

Retirement Plans

    The following table shows estimated annual benefits payable to executive officers under the qualified pension plan and the supplemental retirement plan, assuming retirement at age 65 in 1996.

                          PENSION TABLE
Five-Year
Average    15 Years 20 Years 25 Years 30 Years 35 Years 40 Years
Compensa-    of       of       of       of       of       of
tion       Service  Service  Service  Service  Service  Service
---------  -------- -------- -------- -------- -------- --------
$100,000             27,700            36,300            44,600        52,900         57,900         60,900
$150,000             42,700            56,000            68,800        81,700         89,700         94,200
$200,000             57,700            75,700            93,100       110,500        121,400        127,400
$250,000             72,800            95,400           117,300       139,300        153,100        160,600
$300,000             87,800           115,100           141,600       168,100        184,800        193,800
$350,000            102,800           134,800           165,800       196,900        216,600        227,100
$400,000            117,800           154,500           190,100       225,700        248,300        260,300
$500,000            147,900           193,900           238,600       283,300        311,700        326,700

    For purposes of the retirement plans, Messrs. Rowe, Tranen, Newsham, Greenman, and Bailey currently have 18, 26, 45, 30, and 27 credited years of service, respectively. Mr. Sergel, Mr. Dickson, Mr. Holt, Ms. LaFleur, Ms. Sala, and Mr. Pini currently have 17, 22, 24, 10, 26, and 17 credited years of service, respectively. Messrs. McCabe, Watkins, Frost, Beirne, and Nadeau currently have 27, 23, 33, 24, and 40 credited years of service, respectively.

    Benefits under the pension plans are computed using formulae based on percentages of highest average compensation computed over five consecutive years. The compensation covered by the pension plan includes salary, bonus, and incentive share awards. The benefits listed in the pension table are not subject to deduction for Social Security and are shown without any joint and survivor benefits.

    The Pension Table above does not include annuity payments to be received in lieu of life insurance for Messrs. Rowe, Houston, and Greenman. The policies are described below under Plan
Summaries.

    Mr. Newsham will also receive a supplemental pension payment of $5,000 per year.

    Under the Retirement Supplement Plan, participants receive an annual adjustment to their pension benefits. The amount of the adjustment is equal to the rate of interest on AAA bonds for the prior year less two percent (but in no case more than the increase in the cost of living).

    The System contributes the full amount toward post-retirement health benefits for senior executives.

PAYMENTS UPON A CHANGE OF CONTROL

    NEES has approved agreements with certain of its executives, including Ms. LaFleur, and Messrs. Greenman, Newsham, Rowe, Sergel, and Tranen, which provide severance benefits in the event of certain terminations of employment following a Change in Control of NEES (as defined below). If, following a Change in Control, the executive's employment is terminated other than for cause (as defined) or if the executive terminates employment for good reason (as defined), NEES will pay to the executive a lump sum cash payment equal to three times (two times for some executives) the sum of the executive's most recent annual base compensation and the average of his or her bonus amounts for the prior three years. If Mr. Rowe receives payments under his severance agreement that would subject him to any federal excise tax due under section 280G of the Internal Revenue Code, he will receive a cash "gross-up" payment so he would be in the same net after-tax position he would have been in had such excise tax not been applied. In addition, NEES will provide disability and health benefits to the executive for two to three years, provide such post-retirement health and welfare benefits as the executive would have earned within such two to three years, and grant two or three additional years of pension credit. Mr. Rowe would become eligible for benefits under the Retirement Supplement Plan described above prior to the five-year vesting term.

    Change in Control, including potential change of control, occurs (1) when any person becomes the beneficial owner of 20% of the voting securities of NEES, (2) when the prior members of the Board of NEES no longer constitute a 2/3 majority of the Board, or
(3) NEES enters into an agreement that could result in a Change in Control.

    The terms of the agreements are for three years with automatic annual extensions, unless terminated by NEES.

    The System's bonus plans, including the incentive compensation plans, the Incentive Thrift Plan I, and the Goals Program, provide for payments equal to the average of the bonuses for the three prior years in the event of a Change of Control. This payment would be made in lieu of the regular bonuses for the year in which the Change in Control occurs. The new Long-Term Performance Share Award Plan provides for a cash payment equal to the value of the performance shares in the participants' account times the average target achievement percentage for the Incentive Thrift Plan I for the three prior years. The System's Retirees Health and Life Insurance Plan I has provisions preventing changes in benefits adverse to the participants for three years following a Change in Control. The Incentive Share Plan and the related Incentive Share Deferral Agreements provide that, upon the occurrence of a change in control (defined more narrowly than in other plans), restrictions on all shares and account balances would cease.


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

    Goals Program

    The goals program covers all employees who have completed one year of service with any NEES subsidiary. Goals are established annually. For 1995, these goals related to earnings per share, customer costs, safety, absenteeism, demand-side management, generating station availability, transmission reliability, environmental and OSHA compliance, and customer satisfaction. Some goals apply to all employees, while others apply to particular functional groups. Depending upon the number of goals met, and provided the minimum earnings goal is met, employees may earn a cash bonus of 1% to 4-1/2% of their compensation.

    Incentive Thrift Plan

    The incentive thrift plan (a 401(k) program) provides for a match of 40% of up to the first 5% of base compensation contributed to the System's incentive thrift plan (shown under All Other Compensation in the Summary Compensation Tables) and, based on an incentive formula tied to earnings per share, may fully match the first 5% of base compensation contributed (the additional amount, if any, is shown under Bonus in the Summary Compensation Tables). Under Federal law, contributions to these plans are limited. In 1995, the salary reduction amount was limited to $9,240.

    Incentive Compensation Plan

    The System bonus plan for certain senior employees provides that in order for cash bonuses to be awarded, NEES must achieve a return on equity that places NEES in the top 50% of the electric utilities listed in the Duff & Phelps Utility Group or in the top 50% of the New England/New York regional utilities. Bonuses are also dependent upon the achievement of individual goals. In order to provide a long-term component to the incentive compensation plan, participants may also be awarded NEES common shares. An individual's award of shares under the incentive share plan is a fixed percentage of her or his cash bonus for that year. If no cash award is made, no shares are distributed.

    Long-Term Performance Share Award Plan

    This plan was established in 1996. There will be no payments under the plan until the Spring of 1999. Awards under the plan are based upon various measures of NEES performance over a three-year period. Each award factor or measurement functions independently. The factors include financial and operating performance. Performance is rated on rolling three-year periods, with a new cycle beginning each year. An individual's potential award under the plan is a fixed percentage (ranging from 15% to 50%) of base pay. At the end of the three-year cycle, the participant receives NEES shares based upon the performance against the various factors.

    Deferred Compensation Plan

    Those executives whose contributions to the Incentive Thrift Plan were limited by Federal law may make further contributions to the Deferred Compensation Plan and the System will match them under the Deferred Compensation Plan on the same terms as if the full amount had been contributed to the Incentive Thrift Plan. However, these amounts under the Deferred Compensation Plan may only be invested at the then applicable prime rate or in NEES shares.

    Life Insurance

    NEES has established for certain senior executives life insurance plans funded by individual policies. The combined death benefit under these insurance plans is three times the participant's annual salary.

    After termination of employment, participants in one of the insurance plans may elect, commencing at age 55 or later, to receive an annuity income equal to 40% of annual salary. In that event, the life insurance is reduced over fifteen years to an amount equal to the participant's final annual salary. Due to changes in the tax law, this plan was closed to new participants, and an alternative was established with only a life insurance benefit. The individuals listed in the NEP summary compensation table and Ms. LaFleur and Messrs. Dickson, McCabe, and Sergel are in one or the other of these plans. These plans are structured so that, over time, the System should recover the cost of the insurance premiums.

    Financial Counseling

    NEP, Mass. Electric, and Narragansett pay for personal financial counseling for senior executives. As required by the IRS, a portion of the amount paid is reported as taxable income for the executive. Financial counseling is also offered to other employees through a limited number of seminars conducted at various locations each year.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

                               NEES
                               ----

    The information required by this item is incorporated herein by reference to the material under the caption TOTAL COMMON EQUITY BASED HOLDINGS in the definitive proxy statement of NEES, dated March 11, 1996, for the 1996 Annual Meeting of Shareholders, provided that the information under the headings "Compensation Committee Report on Executive Compensation" and "Corporate Performance" are not so incorporated.

              NEP, Mass. Electric, and Narragansett
              -------------------------------------

    NEES owns 100% of the voting securities of Mass. Electric and Narragansett. NEES owns 98.85% of the voting securities of NEP.

SECURITY OWNERSHIP

    The following tables list the holdings of NEES common shares as of March 1, 1996 by NEP, Mass. Electric, and Narragansett directors, the executive officers named in the Summary Compensation Tables, and all directors and executive officers, as a group.

                               NEP
                               ---
                                Shares              Deferred
                             Beneficially             Share
    Name                      Owned (a)            Equivalents (b)
    ----                     ------------          --------------
Lawrence E. Bailey                          4,978                     2,980
Joan T. Bok                                22,157
Frederic E. Greenman                       11,154                     1,729
Alfred D. Houston                          12,260                     3,410
Cheryl A. LaFleur                           2,111                     1,430
John W. Newsham                            11,951                     1,247
John W. Rowe                               21,799                     9,042
Jeffrey D. Tranen                           7,451                     2,610

All directors and
executive officers,
as a group ( 15 persons)                  124,585                  (c)              29,443

                          Mass. Electric
                          --------------

                                Shares               Deferred
                             Beneficially              Share
    Name                      Owned (a)            Equivalents (b)
    ----                     ------------          -------------
Urville J. Beaumont                           226                  (d)
Joan T. Bok                                22,157
Sally L. Collins                              227
John H. Dickson                             8,970                               1,948
Kalyan K. Ghosh                                 0
David L. Holt                               5,596                               1,464
Charles B. Housen                             165
Cheryl A. LaFleur                           2,111                               1,430
Patricia McGovern                             105
Anthony C. Pini                             6,757                                 572
John F. Reilly                                227
John W. Rowe                               21,799                               9,042
Nancy H. Sala                               6,779                  (e)            946
Richard P. Sergel                           7,728                               2,534

Roslyn M. Watson                              327

All directors and
executive officers,
as a group (25 persons)                   129,752                  (c)         24,937

                           Narragansett
                           ------------
                                Shares              Deferred
                             Beneficially             Share
    Name                      Owned (a)            Equivalents (b)
    ----                     ------------          -------------
Francis X. Beirne                          3,992                   105
Joan T. Bok                                22,157
Stephen A. Cardi                              227
Richard W. Frost                            5,691                  441
Frances H. Gammell                            227
Joseph J. Kirby                               227
Robert L. McCabe                            8,705                1,851
Richard Nadeau                              3,483
John W. Rowe                               21,799                9,042
Richard P. Sergel                           7,728                2,534
William E. Trueheart                          227
William Watkins, Jr.                        5,162                1,409
John A. Wilson, Jr.                           608


All directors and
executive officers,
as a group (17 persons)                    99,414                  (c)              20,150

(a) Number of shares beneficially owned includes: (i) shares directly owned by certain relatives with whom directors or officers share voting or investment power; (ii) shares held of record individually by a director or officer or jointly with others or held in the name of a bank, broker, or nominee for such individual's account; (iii) shares in which certain directors or officers maintain exclusive or shared investment or voting power whether or not the securities are held for their benefit; and (iv) with respect to the executive officers, allocated shares in the Incentive Thrift Plan described above.

(b) Deferred share equivalents are held under the Deferred Compensation Plan or pursuant to individual deferral agreements. Under the Plan or deferral agreements, executives may elect to defer cash compensation and share awards. There are various deferral periods available under the plans. At the end of the deferral period, the compensation may be paid out in NEES common shares, cash, or a combination thereof. The rights of the executives to payment are those of general, unsecured creditors. While deferred, the shares do not have voting rights or other rights associated with ownership. As cash dividends are declared, the number of deferred share equivalents will be increased as if the dividends were reinvested in NEES common shares.

(c) Amount is less than 1% of the total number of shares of NEES outstanding.

(d) Mr. Beaumont disclaims a beneficial ownership interest in 200 of these shares held under an irrevocable trust.

(e) Ms. Sala disclaims a beneficial ownership interest in 247 shares held under the Uniform Gift to Minors Act.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The construction company of Mr. Stephen A. Cardi, a director of Narragansett, was paid approximately $77,000 in 1995 pursuant to a contract to provide gravel to Narragansett.

    Mr. John A. Wilson, Jr., a director of Narragansett, is a consultant to Hinckley, Allen, Snyder & Comen (Attorneys).
Hinckley, Allen, Snyder & Comen was retained by Narragansett and its affiliates in 1995.

    Ms. Patricia McGovern, a director of Mass. Electric, was paid a retainer of $15,000 by Mass. Electric for serving as a member of a Massachusetts policy advisory committee regarding external relations in Massachusetts.

    Reference is made to Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT and Item 11. EXECUTIVE COMPENSATION.

                             PART IV

Item 14.  EXHIBITS AND REPORTS ON FORM 8-K

List of Exhibits

    Unless otherwise indicated, the exhibits listed below are incorporated by reference to the appropriate exhibit numbers and the Commission file numbers indicated in parentheses.

                               NEES
                               ----

   (3) Agreement and Declaration of Trust dated January 2, 1926, as amended through April 28, 1992 (Exhibit 3 to 1994 NEES
        Form 10-K, File No. 1-3446).

   (4)  Instruments Defining the Rights of Security Holders

          (a) Massachusetts Electric Company First Mortgage Indenture and Deed of Trust, dated as of July 1, 1949, and twenty-one supplements thereto (Exhibit 7-A, File No. 1-8019; Exhibit 7-B, File No. 2-8836;
               Exhibit 4-C, File No. 2-9593; Exhibit 4 to 1980 Form 10-K, File No. 2-8019; Exhibit 4 to 1982 Form 10-K, File No. 0-5464; Exhibit 4 to 1986 Form 10-K, File No. 0-5464; Exhibit 4(a) to 1988 Form 10-K, File No. 1-3446; Exhibit 4(a) to 1989 Form 10-K, File No. 1-3446; Exhibit 4(a) to 1992 Form 10-K, File No. 1-3446; Exhibit 4(a) to 1993 Form 10-K, File No. 1-3446; Twenty-first Supplemental Indenture (filed herewith)).

          (b) The Narragansett Electric Company First Mortgage Indenture and Deed of Trust, dated as of September 1, 1944, and twenty-two supplements thereto (Exhibit 7-1, File No. 2-7042; Exhibit 7-B, File No. 2-7490; Exhibit 4-C, File No. 2-9423; Exhibit 4-D, File No. 2-10056; Exhibit 4 to 1980 Form 10-K, File No. 0-898; Exhibit 4 to 1982 Form 10-K, File No. 0-898; Exhibit 4 to 1983 Form 10-K, File No. 0-898; Exhibit 4 to 1985 Form 10-K, File No. 0-898;
               Exhibit 4 to 1986 Form 10-K, File No. 0-898;
               Exhibit 4 to 1987 Form 10-K, File No. 0-898;
               Exhibit 4 to 1991 Form 10-K, File No. 0-898;
               Exhibit 4(b) to 1992 Form 10-K, File No. 1-3446;
               Exhibit 4(b) to 1993 Form 10-K, File No. 1-3446; Twenty-second Supplemental Indenture (filed herewith)).

          (c)  The Narragansett Electric Company Preference
               Provisions, as amended, dated March 23, 1993
               (Exhibit 4(c) to 1993 NEES Form 10-K, File No. 1-
               3446).

          (d) New England Power Company Indentures General and Refunding Mortgage Indenture and Deed of Trust dated as of January 1, 1977 and twenty supplements thereto (Exhibit 4(b) to 1980 Form 10-K, File No. 0-1229; Exhibit 4(b) to 1982 Form 10-K, File No. 0-1229; Exhibit 4(b) to 1983 Form 10-K, File No. 0-1229; Exhibit 4(b) to 1985 Form 10-K, File No. 0-1229; Exhibit 4(b) to 1986 Form 10-K, File No. 0-1229; Exhibit 4(c)(ii) to 1988 Form 10-K, File No. 1-3446; Exhibit 4(c)(ii) to 1989 Form 10-K,
               File No. 1-3446; Exhibit 4(c)(ii) to 1990 Form 10-K, File No. 1-3446; Exhibit 4(c)(ii) to 1991
               Form 10-K, File No. 1-3446; Exhibit 4(c)(ii) to 1992 Form 10-K, File No. 1-3446; Exhibit 4(d) to 1993 Form 10-K, File No. 1-3446; Twentieth Supplemental Indenture (filed herewith)).

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

               Transmission Agreement dated October 1, 1964
               (Exhibit 13-9-D, File No. 2-23006); Agreement revising Transmission Agreement dated July 1, 1979 (Exhibit to 1979 Form 10-K, File No. 1-3446); Amendment revising Transmission Agreement dated as of January 19, 1994 (filed herewith); Guarantee Agreement dated as of November 13, 1981 (Exhibit 10(d) to 1981 Form 10-K, File No. 1-3446);
               Guarantee Agreement dated as of August 1, 1985 (Exhibit 10(c) to 1985 Form 10-K, File No. 1-3446).

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

          (e)  New England Energy Incorporated Contracts

                 (i) Capital Funds Agreement with NEES dated
                     November 1, 1974 (Exhibit 10-29(b), File No.
                     2-52969); Amendment dated July 1, 1976, and
                     Amendment dated July 26, 1979 (Exhibit
                     10(g)(i) to 1980 Form 10-K, File No. 1-3446);
                     Amendment dated August 26, 1981 (Exhibit
                     10(f)(i) to 1981 Form 10-K, File No. 1-3446);
                     Amendment dated March 26, 1985 (Exhibit
                     10(e)(i) to 1985 Form 10-K, File No. 1-3446);
                     Amendment dated as of April 28, 1989 (Exhibit 10(e)(i) to 1989 Form 10-K, File No. 1-3446);
                     Amendment dated as of June 1, 1990 (Exhibit
                     10(e)(i) to 1990 Form 10-K, File No. 1-3446).

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

                (iv) Partnership Agreement with Samedan Oil
                     Corporation as Amended and Restated on
                     February 5, 1985 (Exhibit 10(e)(iv) to 1984
                     Form 10-K, File No. 1-3446); Amendment dated as of January 14, 1992 (Exhibit 10(e)(iv) to 1991 Form 10-K, File No. 1- 3446).

                 (v) Credit Agreement dated as of April 13, 1995
                     (filed herewith).

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

          (i) New England Power Pool Agreement: (Exhibit 4(e), File No. 2-43025); Amendments dated July 1, 1972, and March 1, 1973 (Exhibit 10-15, File No. 2-48543); Amendment dated March 15, 1974 (Exhibit 10-5, File No. 2-52775); Amendment dated June 1, 1975 (Exhibit 10-14, File No. 2-57831); Amendment dated September 1, 1975 (Exhibit 10-13, File No. 2-59182); Amendments dated December 31, 1976, January 31, 1977, July 1, 1977, and August 1, 1977
               (Exhibit 10-16, File No. 2-61881); Amendments dated August 15, 1978, January 3, 1980, and February 1980 (Exhibit 10-3, File No. 2-68283); Amendment dated September 1, 1981 (Exhibit 10(h) to 1981 Form 10-K, File No. 1-3446); Amendment dated as of December 1, 1981 (Exhibit 10(h) to 1982 Form 10-K, File No. 1-3446); Amendments dated June 1, 1982, June 15, 1983, and October 1, 1983 (Exhibit 10(i) to 1983 Form 10-K, File No. 1-3446); Amendments dated August 1, 1985, August 15, 1985, September 1, 1985, and January 1, 1986 (Exhibit 10(i) to 1985 Form 10-K, File No. 1-3446); Amendment dated
               September 1, 1986 (Exhibit 10(i) to 1986 Form 10-K, File No. 1-3446); Amendment dated April 30, 1987 (Exhibit 10(i) to 1987 Form 10-K, File No. 1-3446);
               Amendments dated March 1, 1988 and May 1, 1988 (Exhibit 10(i) to 1988 Form 10-K, File No. 1-3446);
               Amendment dated March 15, 1989 (Exhibit 10(i) to 1989 Form 10-K, File No. 1-3446); Amendment dated October 1, 1990 (Exhibit 10(i) to 1990 Form 10-K, File No. 1-3446); Amendment dated as of September 15, 1992 (Exhibit 10(i) to 1992 Form 10-K, File No. 1-3446); Amendments dated as of June 1, 1993, July 1, 1995, and September 1, 1995 (filed herewith).

          (j) Public Service Company of New Hampshire et al. and New England Power Company: Agreement for Joint Ownership, Construction and Operation of New Hampshire Nuclear Units dated as of May 1, 1973; Amendments dated May 24, 1974, June 21, 1974, September 25, 1974 and October 25, 1974 (Exhibit 10-18(b), File No. 2-52820); Amendment dated January 31, 1975 (Exhibit 10-16(b), File No. 2-57831); Amendments dated April 18, 1979,
               April 25, 1979, June 8, 1979, October 11, 1979,
               December 15, 1979, June 16, 1980, December 31, 1980
               (Exhibit 10(i) to 1980 Form 10-K, File No. 1-3446);
               Amendments dated June 1, 1982, April 27, 1984,
               June 15, 1984 (Exhibit 10(j) to 1984 Form 10-K,
               File No. 1-3446); Amendments dated March 8, 1985, March 14, 1986, May 1, 1986 and September 19, 1986
               (Exhibit 10(j) to 1986 Form 10-K, File No. 1-3446);
               Amendment dated November 12, 1987 (Exhibit 10(j) to 1987 Form 10-K, File No. 1-3446); Amendment dated January 13, 1989 (Exhibit 10(j) to 1989 Form 10-K, File No. 1-3446); Amendment dated as of November 1, 1990 (Exhibit 10(j) to 1991 Form 10-K, File No. 1-
               3446). Transmission Support Agreement dated as of May 1, 1973 (Exhibit 10-23, File No. 2-49184);
               Instrument of Transfer to NEP with respect to the New Hampshire Nuclear Units and Assumptions of Obligations dated December 17, 1975 and Agreement Among Participants in New Hampshire Nuclear Units, certain Massachusetts Municipal Systems and Massachusetts Municipal Wholesale Electric Company dated May 28, 1976 (Exhibit 10-16(c), File No. 2-57831); Seventh Amendment To and Restated Agreement for Seabrook Project Disbursing Agent (Exhibit 10(j) to 1991 Form 10-K, File No. 1-
               3446); Amendments dated as of June 29, 1992
               (Exhibit 10(j) to 1992 Form 10-K, File No. 1-
               3446); Seabrook Project Managing Agent Operating Agreement dated as of June 29, 1992, and amendment to Seabrook Project Managing Agent Agreement dated as of June 29, 1992 (Exhibit 10(j) to 1992 Form 10-K, File No. 1-3446).

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

          (l) Yankee Atomic Electric Company et al. and New England Power Company: Amended and Restated Power Contract dated April 1, 1985 (Exhibit 10(l) to 1985 Form 10-K, File No. 1-3446); Amendment dated May 6, 1988 (Exhibit 10(l) to 1988 Form 10-K, File No. 1-3446); Amendments dated as of June 26, 1989 and July 1, 1989 (Exhibit 10(l) to 1989 Form 10-K, File No. 1-3446); Amendment dated as of February 1, 1992 (Exhibit 10(l) to 1992 Form 10-K, File No. 1-3446).

         *(m)  New England Electric Companies' Deferred
               Compensation Plan as amended dated January 1, 1995
               (filed herewith).

         *(n)  New England Electric System Companies Retirement
               Supplement Plan as amended dated December 1, 1995
               (filed herewith).

         *(o)  New England Electric Companies' Executive
               Supplemental Retirement Plan as amended dated
               January 1,1995 (filed herewith).

         *(p)  New England Electric Companies' Incentive
               Compensation Plan as amended dated January 1, 1995
               (filed herewith).

         *(q)  New England Electric Companies' Senior Incentive
               Compensation Plan as amended dated January 1, 1995
               (filed herewith).

         *(r)  New England Electric Companies' Incentive
               Compensation Plan II as amended dated January 1,
               1995 (filed herewith).

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

         *(u)  New England Electric Companies' Incentive Share
               Plan as amended dated January 1, 1994 (filed herewith).

          (v) New England Power Company and New England Hydro-Transmission Electric Company, Inc. et al:
               Phase II Massachusetts Transmission Facilities Support Agreement dated as of June 1, 1985 (Exhibit 10(t) to 1986 Form 10-K, File No. 1-3446);
               Amendment dated as of May 1, 1986 (Exhibit 10(t) to 1986 Form 10-K, File No. 1-3446); Amendments dated as of February 1, 1987, June 1, 1987, September 1, 1987, and October 1, 1987 (Exhibit 10(u) to 1987 Form 10-K, File No. 1-3446); Amendment dated as of August 1, 1988 (Exhibit 10(u) to 1988 Form 10-K, File No. 1-3446); Amendment dated January 1, 1989 (Exhibit 10(u) to 1990 Form 10-K, File No. 1-3446).

          (w) New England Power Company and New England Hydro-Transmission Corporation et al: Phase II New Hampshire Transmission Facilities Support Agreement dated as of June 1, 1985 (Exhibit 10(u) to 1986 Form 10-K, File No. 1-3446); Amendment dated as of May 1, 1986 (Exhibit 10(u) to 1986 Form 10-K, File No. 1-3446); Amendments dated as of February 1, 1987, June 1, 1987, September 1, 1987, and
               October 1, 1987 (Exhibit 10(v) to 1987 Form 10-K, File No. 1-3446); Amendment dated as of August 1,1988 (Exhibit 10(v) to 1988 Form 10-K, File No. 1-3446); Amendments dated January 1, 1989 and January 1, 1990 (Exhibit 10(v) to 1990 Form 10-K, File No. 1-3446).

          (x) New England Power Company et al: Phase II New England Power AC Facilities Support Agreement dated as of June 1, 1985 (Exhibit 10(v) to 1986 Form 10-K, File No. 1-3446); Amendment dated as of May 1, 1986 (Exhibit 10(v) to 1986 Form 10-K, File No. 1-3446); Amendments dated as of February 1, 1987, June 1, 1987, and September 1, 1987 (Exhibit 10(w) to 1987 Form 10-K, File No. 1-3446); Amendment dated as of August 1, 1988 (Exhibit 10(w) to 1988 Form 10-K, File No. 1-3446).

          (y) New England Hydro-Transmission Electric Company, Inc. and New England Electric System et al: Equity Funding Agreement dated as of June 1, 1985 (Exhibit 10(w) to 1986 Form 10-K, File No. 1-3446);
               Amendment dated as of May 1, 1986 (Exhibit 10(w) to 1986 Form 10-K, File No. 1-3446); Amendment dated as of September 1, 1987 (Exhibit 10(x) to 1987
               Form 10-K, File No. 1-3446); Amendment dated as of August 1, 1988 (Exhibit 10(x) to 1988 Form 10-K, File No. 1-3446).

          (z) New England Hydro-Transmission Corporation and New England Electric System et al: Equity Funding Agreement dated as of June 1, 1985 (Exhibit 10(x) to 1986 Form 10-K, File No. 1-3446); Amendment dated as of May 1, 1986 (Exhibit 10(x) to 1986 Form 10-K, File No. 1-3446); Amendment dated as of September 1, 1987 (Exhibit 10(y) to 1987 Form 10-K, File No. 1-3446); Amendment dated as of August 1, 1988 (Exhibit 10(y) to 1988 Form 10-K, File No. 1-3446).

         (aa) Ocean State Power, et al., and Narragansett Energy Resources Company: Equity Contribution Agreement dated as of December 29, 1988 (Exhibit 10(aa) to 1988 Form 10-K, File No. 1-3446); Amendment dated as of September 29, 1989 (Exhibit 10(aa) to 1989 Form 10-K File No. 1-3446); Ocean State Power, et al., and New England Electric System: Equity Contribution Support Agreement dated as of December 29, 1988 (Exhibit 10(aa) to 1988 Form 10-K, File No. 1-3446); Amendment dated as of September 29, 1989 (Exhibit 10(aa) to 1989 Form 10-K, File No. 1-3446); Ocean State Power II, et al., and Narragansett Energy Resources Company:
               Equity Contribution Agreement dated as of September 29, 1989 (Exhibit 10(aa) to 1989 Form 10-K File No. 1-3446); Ocean State Power II, et al., and New England Electric System: Equity Contribution Support Agreement dated as of September 29, 1989 (Exhibit 10(aa) to 1989 Form 10-K File No. 1-3446).

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

        *(ee)  New England Electric System and Frederic E.
               Greenman: Service Credit Letter dated February 23,
               1994 (Exhibit 10(ee) to 1994 Form 10-K, File No. 1-
               3446).

        *(ff)  New England Electric System and John W. Newsham;
               Pension Service Credit Agreement dated February 23, 1994 (Exhibit 10(ff) to 1994 Form 10-K, File No. 1-
               3446).

   * Compensation related plan, contract, or arrangement.

   (13) 1995 Annual Report to Shareholders (filed herewith).

   (21) Subsidiary list appears in Part I of this document.

   (24) Power of Attorney (filed herewith).

   (27) Financial Data Schedule (filed herewith).


                               NEP
                               ---

   (3)    (a)  Articles of Organization as amended through June
               27, 1987 (Exhibit 3(a) to 1988 Form 10-K, File No.
               0-1229).

          (b)  By-laws of the Company as amended May 10, 1995
               (filed herewith).

   (4) General and Refunding Mortgage Indenture and Deed of Trust dated as of January 1, 1977 and twenty supplements thereto (Exhibit 4(b) to 1980 Form 10-K, File No. 0-1229; Exhibit 4(b) to 1982 Form 10-K, File No. 0-1229; Exhibit 4(b) to 1983 Form 10-K, File No. 0-1229; Exhibit 4(b) to 1985 Form 10-K, File No. 0-1229; Exhibit 4(b) to 1986 Form 10-K,
        File No. 0-1229; Exhibit 4(b) to 1986 Form 10-K, File No. 0-1229; Exhibit 4(b) to 1988 Form 10-K, File No. 0-1229;
        Exhibit 4(c)(ii) to 1989 NEES Form 10-K, File No. 1-3446;
        Exhibit 4(c)(ii) to 1990 NEES Form 10-K, File No. 1-3446;
        Exhibit 4(c)(ii) to 1991 NEES Form 10-K, File No. 1-3446;
        Exhibit 4(c)(ii) to 1992 NEES Form 10-K, File No. 1-3446;
        Exhibit 4(d) to 1993 NEES Form 10-K, File No. 1-3446;
        Exhibit 4(d) to 1995 NEES Form 10-K, File No. 1-3446).

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

          (c) Connecticut Yankee Atomic Power Company et al. and the Company: Stockholders Agreement dated July 1, 1964 (Exhibit 13-9-A, File No. 2-2006); Power
               Purchase Contract dated July 1, 1964 (Exhibit 13-9-B, File No. 2-23006); Supplementary Power Contract dated as of April 1, 1987 (Exhibit 10(c) to 1987 Form 10-K, File No. 0-1229); Capital Funds Agreement dated September 1, 1964 (Exhibit 13-9-C, File No. 2-23006); Transmission Agreement dated October 1, 1964 (Exhibit 13-9-D, File No. 2-23006);
               Agreement revising Transmission Agreement dated July 1, 1979 (Exhibit to NEES' 1979 Form 10-K, File No. 1-3446); Amendment revising Transmission Agreement dated as of January 19, 1994 (Exhibit 10(c) to NEES' 1995 Form 10-K, File No. 1-3446;
               Five Year Capital Contribution Agreement dated November 1, 1980 (Exhibit 10(e) to NEES' 1980 Form 10-K, File No. 1-3446); Guarantee Agreement dated as of November 13, 1981 (Exhibit 10(d) to NEES' 1981 Form 10-K, File No. 1-3446); Guarantee Agreement dated as of August 1, 1985 (Exhibit 10(c) to NEES' 1985 Form 10-K, File No. 1-3446).

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

          (e) Mass. Electric and the Company: Primary Service for Resale dated February 15, 1974 (Exhibit 5-17(a), File No. 2-52969); Amendment of Service Agreement dated June 22, 1983 (Exhibit 10(b) to Mass. Electric's 1986 Form 10-K, File No. 0-5464); Amendment of Service Agreement effective
               November 1, 1993 (Exhibit 10(e) to 1993 Form 10-K, File No. 0-1229); Memorandum of Understanding effective May 22, 1994 (Exhibit 10(e) to 1994 Form 10-K, File No. 0-1229).

          (f)  The Narragansett Electric Company and the Company:
               Primary Service for Resale dated February 15, 1974 (Exhibit 4-1(b), File No. 2-51292); Amendment of Service Agreement dated July 26, 1990 (Exhibit 4(f) to New England Power Company's 1990 Form 10-K, File No. 0-1229). Amendment of Service Agreement dated July 24, 1991 (Exhibit 10(f) to 1991 Form 10-K,
               File No. 0-1229); Amendment of Service Agreement effective November 1, 1993 (Exhibit 10(f) to 1993 Form 10-K, File No. 0- 1229); Memorandum of Understanding effective May 22, 1994 (Exhibit 10(e) to 1994 Form 10-K, File No. 0-1229); Amendment of Service Agreement effective January 1, 1995 (filed herewith).

          (g)  Time Charter between International Shipholding
               Corp., and New England Power Company dated as of
               October 27, 1994 (filed herewith); Amendments dated as of September 22, 1995 (filed herewith).

          (h)  Consent and Agreement among New England Power
               Company, Central Gulf Lines, Inc., Enterprise Ship
               Company, Inc., and The Bank of New York dated as of September 28, 1995 (filed herewith).

          (i) New England Electric Transmission Corporation et al. and the Company: Phase I Terminal Facility Support Agreement dated as of December 1, 1981 (Exhibit 10(g) to NEES' 1981 Form 10-K, File No. 1-3446); Amendments dated as of June 1, 1982 and November 1, 1982 (Exhibit 10(f) to NEES' 1982 Form 10-K, File No. 1-3446); Agreement with respect to Use of the Quebec Interconnection dated as of December 1, 1981 (Exhibit 10(g) to NEES' 1981 Form 10-K, File No. 1-3446); Amendments dated as of May 1, 1982 and November 1, 1982 (Exhibit 10(f) to NEES' 1982 Form 10-K, File No. 1-3446); Amendment dated as of January 1, 1986 (Exhibit 10(f) to NEES' 1986 Form 10-K, File No. 1-3446); Agreement for Reinforcement and Improvement of the Company's

               Transmission System dated as of April 1, 1983 (Exhibit 10(f) to NEES' 1983 Form 10-K, File No. 1-3446); Lease dated as of May 16, 1983 (Exhibit 10(f) to NEES' 1983 Form 10-K, File No. 1-3446);
               Upper Development-Lower Development Transmission Line Support Agreement dated as of May 16, 1983 (Exhibit 10(f) to NEES' 1983 Form 10-K, File No. 1-3446).

          (j) Vermont Electric Transmission Company, Inc. et al. and the Company: Phase I Vermont Transmission Line Support Agreement dated as of December 1, 1981; Amendments dated as of June 1, 1982 and November 1, 1982 (Exhibit 10(g) to NEES' 1982 Form 10-K, File No. 1-3446); Amendment dated as of January 1, 1986 (Exhibit 10(h) to NEES' 1986 Form 10-K, File No. 1-3446).

          (k)  New England Energy Incorporated and the Company:
               Fuel Purchase Contract dated July 26, 1979, and Amendment dated August 26, 1981 (Exhibit 10(f)(iii) to NEES' 1981 Form 10-K, File No. 1-3446);
               Amendment dated March 26, 1985, and Amendment effective January 1, 1984 (Exhibit 10(e)(iii) to NEES' 1985 Form 10-K, File No. 1-3446); Amendment dated as of April 28, 1989 (Exhibit 10(e)(iii) to 1989 NEES Form 10-K, File No. 1-3446).

          (l) New England Power Pool Agreement: (Exhibit 4(e), File No. 2-43025); Amendments dated July 1, 1972, March 1, 1973 (Exhibit 10-15, File No. 2-48543);Amendment dated March 15, 1974 (Exhibit 10-5, File No. 2-52775); Amendment dated June 1, 1975 (Exhibit 10-14, File No. 2-57831); Amendment dated September 1, 1975 (Exhibit 10-13, File No. 2-59182); Amendments dated December 31, 1976, January 31, 1977, July 1, 1977, and August 1, 1977
               (Exhibit 10-16, File No. 2-61881); Amendments dated August 15, 1978, January 3, 1980, and February 1980 (Exhibit 10-3, File No. 2-68283); Amendment dated September 1, 1981 (Exhibit 10(h) to NEES' 1981 Form 10-K, File No. 1-3446); Amendment dated December 1, 1981 (Exhibit 10(h) to NEES' 1982 Form 10-K, File No. 1-3446); Amendments dated June 1, 1982,
               June 15, 1983, and October 1, 1983 (Exhibit 10(i) to NEES' 1983 Form 10-K, File 1-3446); Amendments dated August 1, 1985, August 15, 1985, September 1, 1985, and January 1, 1986 (Exhibit 10(i) to NEES' 1985 Form 10-K, File No. 1-3446); Amendment dated September 1, 1986 (Exhibit 10(i) to NEES' 1986 Form 10-K, File No. 1-3446); Amendment dated April 30, 1987 (Exhibit 10(i) to NEES' 1987 Form 10-K, File

               No. 1-3446); Amendments dated March 1, 1988 and May 1, 1988 (Exhibit 10(i) to NEES' 1988 Form 10-K,
               File No. 1-3446); Amendment dated March 15, 1989 (Exhibit 10(i) to 1989 NEES Form 10-K, File No. 1-3446); Amendment dated October 1, 1990 (Exhibit 10(i) to 1990 NEES Form 10-K, File No. 1-3446);
               Amendment dated October 1, 1990 Exhibit 10(i) to 1990 NEES Form 10-K, File No. 1-3446); Amendment dated as of September 15, 1992 (Exhibit 10(i) to 1992 NEES Form 10-K, File No. 1-3446); Amendments dated as of June 1, 1993, July 1, 1995, and September 1, 1995 (Exhibit 10(i) to 1995 NEES Form 10-K, File No. 1-3446).

          (m)  New England Power Service Company and the Company:
               Specimen of Service Contract (Exhibit 10(l) to 1994 Form 10-K, File No. 0-1229).

          (n) Public Service Company of New Hampshire et al. and the Company: Agreement for Joint Ownership, Construction and Operation of New Hampshire Nuclear Units dated as of May 1, 1973; Amendments dated May 24, 1974, June 21, 1974, September 25, 1974 and
               October 25, 1974 (Exhibit 10-18(b), File No.
               2-52820); Amendment dated January 31, 1975 (Exhibit 10-16(b), File No. 2-57831); Amendments dated April 18, 1979, April 25, 1979, June 8, 1979, October 11,
               1979, December 15, 1979, June 16, 1980, and
               December 31, 1980 (Exhibit 10(i) to NEES' 1980 Form 10-K, File No. 1-3446); Amendments dated June 1, 1982, April 27, 1984, and June 15, 1984 (Exhibit
               10(j) to NEES' 1984 Form 10-K, File No. 1-3446);
               Amendments dated March 8, 1985, March 14, 1986,
               May 1, 1986, and September 19, 1986 (Exhibit 10(j) to NEES' 1986 Form 10-K, File No. 1-3446);
               Amendment dated November 12, 1987 (Exhibit 10(j) to NEES' 1987 Form 10-K, File No. 1-3446); Amendment dated January 13, 1989 (Exhibit 10(j) to NEES' 1990 Form 10-K, File No. 1-3446); Seventh Amendment as of November 1, 1990 (Exhibit 10(m) to NEES' 1991 Form 10-K, File No. 1-3446). Transmission Support Agreement dated as of May 1, 1973 (Exhibit 10-23, File No. 2-49184); Instrument of Transfer to the Company with respect to the New Hampshire Nuclear Units and Assumptions of Obligations dated December 17, 1975 and Agreement Among Participants in New Hampshire Nuclear Units, certain Massachusetts Municipal Systems and Massachusetts Municipal Wholesale Electric Company dated May 28, 1976 (Exhibit 16(c), File No. 2-57831); Seventh Amendment To and Restated Agreement for Seabrook Project Disbursing Agent dated as of November 1,

               1990 (Exhibit 10(m) to NEES' 1991 Form 10-K, File No. 1-3446); Amendments dated as of June 29, 1992 (Exhibit 10(j) to NEES' 1992 Form 10-K, File No. 1-
               3446). Settlement Agreement dated as of July 19, 1990 between Northeast Utilities Service Company and the Company (Exhibit 10(m) to NEES' 1991 Form 10-K, File No. 1-3446). Seabrook Project Managing Agent Operating Agreement dated as of June 29, 1992, Amendment to Seabrook Project Managing Agent Operating Agreement dated as of June 29, 1992 (Exhibit 10(j) to NEES' 1992 Form 10-K, File No. 1-
               3446).

         (o) Vermont Yankee Nuclear Power Corporation et al. and the Company: Capital Funds Agreement dated February 1, 1968, Amendment dated March 12, 1968 and Power Purchase Contract dated February 1, 1968 (Exhibit 4-6, File No. 2-29145); Amendments dated as of June 1, 1972, April 15, 1983 (Exhibit 10(k) to NEES' 1983 Form 10-K, File No. 0-1229) and
               April 24, 1985 (Exhibit 10(n) to NEES' 1985 Form 10-K, File No. 1-3446); Amendment dated as of
               June 1, 1985 (Exhibit 10(n) to 1988 Form 10-K, File No. 0-1229); Amendments dated May 6, 1988 (Exhibit 10(n) to 1988 Form 10-K, File No. 0-1229);
               Amendment dated as of June 15, 1989 (Exhibit 10(k) to 1989 NEES Form 10-K, File No. 1-3446); Additional Power Contract dated as of February 1, 1984 (Exhibit 10(k) to NEES' 1983 Form 10-K, File No. 1-3446); Guarantee Agreement dated as of November 5, 1981 (Exhibit 10(j) to NEES' 1981 Form 10-K, File No. 1-3446).

          (p)  Yankee Atomic Electric Company et al. and the
               Company: Amended and Restated Power Contract dated April 1, 1985 (Exhibit 10(l) to NEES' 1985 Form 10-K, File No. 1-3446); Amendment dated May 6, 1988 (Exhibit 10(l) to NEES' 1988 Form 10-K, File No. 1-3446); Amendments dated as of June 26, 1989 and July 1, 1989 (Exhibit 10(l) to 1989 NEES Form 10-K, File No. 1-3446); Amendment dated as of February 1, 1992 (Exhibit 10(l) to 1992 NEES Form 10-K, File No. 1-3446).

         *(q)  New England Electric Companies' Deferred
               Compensation Plan as amended dated January 1, 1995
               (Exhibit 10(m) to NEES' 1995 Form 10-K, File No.
               1-3446).

         *(r)  New England Electric System Companies Retirement
               Supplement Plan as amended dated December 1, 1995
               (Exhibit 10(n) to NEES' 1995 Form 10-K, File No.
               1-3446).

         *(s)  New England Electric Companies' Executive
               Supplemental Retirement Plan as amended dated
               January 1, 1995 (Exhibit 10(o) to NEES' 1995 Form
               10-K, File No. 1-3446).

         *(t) New England Electric Companies' Incentive Compensation Plan as amended dated January 1, 1995 (Exhibit 10(p) to NEES' 1995 Form 10-K, File No. 1-3446); New England Electric Companies' Senior Incentive Compensation Plan as amended dated January 1, 1995 (Exhibit 10(q) to NEES' 1995 Form 10-K, File No. 1-3446).

         *(u) Forms of Life Insurance Program: (Exhibit 10(s) to NEES' 1986 Form 10-K, File No. 1-3446); and Form of Life Insurance (Collateral Assignment) (Exhibit 10(t) to NEES' 1991 Form 10-K, File No. 1-3446).

         *(v)  New England Electric Companies' Incentive
               Compensation Plan II as amended dated January 1,
               1995 (Exhibit 10(r) to NEES' 1995 Form 10-K, File
               No. 1-3446).

         *(w)  New England Electric Companies' Incentive Share
               Plan as amended dated January 1, 1994 (Exhibit 10
               (u) to NEES 1995 Form 10-K, File No. 1-3446).

          (x) New England Hydro-Transmission Electric Company, Inc. et al. and the Company: Phase II Massachusetts Transmission Facilities Support Agreement dated as of June 1, 1985 (Exhibit 10(t) to NEES' 1986 Form 10-K, File No. 1-3446);
               Amendment dated as of May 1, 1986 (Exhibit 10(t) to NEES' 1986 Form 10-K, File No. 1-3446); Amendments dated as of February 1, 1987, June 1, 1987, September 1, 1987, and October 1, 1987 (Exhibit 10(u) to NEES' 1987 Form 10-K, File No. 1-3446);
               Amendment dated as of August 1, 1988 (Exhibit 10(u) to NEES' 1988 Form 10-K, File No. 1-3446);
               Amendment dated January 1, 1989 (Exhibit 10(u) to NEES' 1990 Form 10-K, File No. 1-3446).

          (y) New England Hydro-Transmission Corporation et al. and the Company: Phase II New Hampshire Transmission Facilities Support Agreement dated as of June 1, 1985 (Exhibit 10(u) to NEES' 1986 Form 10-K, File No. 1-3446); Amendment dated as of
               May 1, 1986 (Exhibit 10(u) to NEES' 1986 Form 10-K, File No. 1-3446); Amendments dated as of February 1, 1987, June 1, 1987, September 1, 1987, and
               October 1, 1987 (Exhibit 10(v) to NEES' 1987 Form 10-K, File No. 1-3446). Amendment dated as of August 1, 1988 (Exhibit 10(v) to NEES' 1988

               Form 10-K, File No. 1-3446); Amendments dated
               January 1, 1989 and January 1, 1990 (Exhibit 10 (v) to NEES' 1990 Form 10-K, File No. 1-3446).

          (z)  Vermont Electric Power Company et al. and the
               Company: Phase II New England Power AC Facilities Support Agreement dated as of June 1, 1985 (Exhibit 10(v) to NEES' 1986 Form 10-K, File No. 1-3446);
               Amendment dated as of May 1, 1986 (Exhibit 10(v) to NEES' 1986 Form 10-K, File No. 1-3446). Amendments dated as of February 1, 1987, June 1, 1987, and September 1, 1987 (Exhibit 10(w) to NEES' 1987 Form 10-K, File No. 1-3446); Amendment dated as of August 1, 1988 (Exhibit 10(w) to NEES' 1988 Form 10-K, File No. 1-3446).

         (aa) TransCanada Pipelines Limited and the Company: Firm Service Contract for Firm Transportation Service for natural gas dated as of January 6, 1992; Amendment dated as of March 2, 1992 (Exhibit 10(y) to 1992 Form 10-K, File No. 0-1229); Amendment dated as of October 29, 1993 (Exhibit 10(y) to 1994 Form 10-K, File No. 0-1229); Temporary Assignment effective as of October 26, 1995 (filed herewith).

         (bb) Renaissance Energy Ltd. and the Company: Temporary Transportation Contract Assignment (capacity swap) for Firm Transportation Service for natural gas dated as of October 27, 1993; Amendment dated as of October 25, 1994 (Exhibit 10(z) to 1994 Form 10-K, File No. 0-1229).

         (cc)  Algonquin Gas Transmission Company and the Company:
               X-38 Service Agreement for Firm Transportation of natural gas dated July 3, 1992; Amendment dated July 31, 1992 (Exhibit 10(aa) to 1992 Form 10-K, File No. 0-1229); Amendment dated April 15, 1994 (Exhibit 10(aa) to 1994 Form 10-K, File No. 0-
               1229).

         (dd)  ANR Pipeline Company and the Company: Gas
               Transportation Agreement dated July 18, 1990
               (Exhibit 10(bb) to 1992 Form 10-K, File No.
               0-1229).

         (ee)  Columbia Gas Transmission Corporation and the
               Company: Service Agreement for Service under FTS
               Rate Schedule dated June 13, 1991 (Exhibit 10(cc) to 1993 Form 10-K, File No. 0-1229).

         (ff)  Iroquois Gas Transmission System, L.P. and the
               Company: Gas Transportation Contract for Firm
               Reserved Service dated as of June 5, 1991 (Exhibit
               10(dd) to 1992 Form 10-K, File No. 0-1229).

         (gg)  Tennessee Gas Pipeline Company and the Company:
               Firm Natural Gas Transportation Agreement dated
               July 9, 1992 (Exhibit 10(ee) to 1992 Form 10-K,
               File No. 0-1229).

   * Compensation related plan, contract, or arrangement.


   (13) 1995 Annual Report to Stockholders (filed herewith).

   (21) Subsidiary list (filed herewith).

   (24) Power of Attorney (filed herewith).

   (27) Financial Data Schedule (filed herewith).



                          Mass. Electric
                          --------------

   (3)    (a)  Articles of Organization of the Company as amended
               March 5, 1993, August 11, 1993, September 20, 1993,
               and November 15, 1993 (Exhibit 3(a) to 1993 Form
               10-K, File No. 0-5464).

          (b) By-Laws of the Company as amended February 4, 1993, July 30, 1993, and September 15, 1993 (Exhibit 3(b) to 1993 Form 10-K, File No. 0-5464).

   (4) First Mortgage Indenture and Deed of Trust, dated as of July 1, 1949, and twenty-one supplements thereto (Exhibit 7-A, File No. 1-8019; Exhibit 7-B, File No. 2-8836;
        Exhibit 4-C, File No. 2-9593; Exhibit 4 to 1980 Form 10-K, File No. 2-8019; Exhibit 4 to 1982 Form 10-K, File No. 0-5464; Exhibit 4 to 1986 Form 10-K, File No. 0-5464);
        Exhibit 4 to 1988 Form 10-K, File No. 0-5464; Exhibit 4(a) to 1989 NEES Form 10-K, File No. 1-3446; Exhibit 4(a) to 1992 NEES Form 10-K, File No. 1-3446; Exhibit 4(a) to 1993 NEES Form 10-K, File No. 1-3446; Exhibit 4(a) to 1995 NEES Form 10-K, File No. 1-3446).

   (10) Material Contracts

          (a)  Boston Edison Company et al. and Company:  Amended
               REMVEC Agreement dated August 12, 1977 (Exhibit
               5-4(d), File No. 2-61881).

          (b) New England Power Company and the Company: Primary Service for Resale dated February 15, 1974 (Exhibit 5-17(a), File No. 2-52969); Amendment of Service Agreement dated July 22, 1983 (Exhibit 10(b) to

               1986 Form 10-K, File No. 0-5464); Amendment of Service Agreement effective November 1, 1993 (Exhibit 10(e) to 1993 NEP Form 10-K, File No. 0-
               1229); Memorandum of Understanding effective May 22, 1994 (Exhibit 10(e) to 1994 NEP Form 10-K, File No. 0-1229).

          (c) New England Power Pool Agreement: (Exhibit 4(e), File No. 2-43025); Amendments dated July 1, 1972, and March 1, 1973 (Exhibit 10-15, File No. 2-48543); Amendment dated March 15, 1974 (Exhibit 10-5, File No. 2-52775); Amendment dated June 1, 1975 (Exhibit 10-14, File No. 2-57831); Amendment dated September 1, 1975 (Exhibit 10-13, File No. 2-59182); Amendments dated December 31, 1976, January 31, 1977, July 1, 1977, and August 1, 1977
               (Exhibit 10-16, File No. 2-61881); Amendments dated August 15, 1978, January 3, 1980, and February 1980 (Exhibit 10-3, File No. 2-68283); Amendment dated September 1, 1981 (Exhibit 10(h) to NEES' 1981 Form 10-K, File No. 1-3446); Amendment dated as of December 1, 1981 (Exhibit 10(h) to NEES' 1982 Form 10-K, File No. 1-3446); Amendments dated June 1, 1982, June 15, 1983, and October 1, 1983 (Exhibit 10(i) to NEES' 1983 Form 10-K, File No. 1-3446);
               Amendments dated August 1, 1985, August 15, 1985, September 1, 1985, and January 1, 1986 (Exhibit 10(i) to NEES' 1985 Form 10-K, File No. 1-3446);
               Amendment dated September 1, 1986 (Exhibit 10(i) to NEES' 1986 Form 10-K, File No. 1-3446); Amendments dated April 30, 1987 (Exhibit 10(i) to NEES' 1987 Form 10-K, File No. 1-3446); Amendments dated
               March 1, 1988 and May 1, 1988 (Exhibit 10(i) to NEES' 1988 Form 10-K, File No. 1-3446); Amendment dated March 15, 1989 (Exhibit 10(i) to 1989 NEES Form 10-K, File No. 1-3446). Amendment dated October 1, 1990 (Exhibit 10(i) to 1990 NEES Form 10-K, File No. 1-3446); Amendment dated as of September 15, 1992 (Exhibit 10(i) to 1992 NEES Form 10-K, File No. 1-3446). Amendments dated as of June 1, 1993, July 1, 1995, and September 1, 1995 (Exhibit 10(i) to 1995 NEES Form 10-K, File No. 1-
               3446).

          (d)  New England Power Service Company and the Company:
               Specimen of Service Contract (Exhibit 10(l) to 1994 NEP Form 10-K, File No. 0-1229).

          (e)  New England Telephone and Telegraph Company and the
               Company: Specimen of Joint Ownership Agreement for Wood Poles (Exhibit 4(e), File No. 2-24458).

         *(f)  New England Electric Companies' Deferred
               Compensation Plan as amended dated January 1, 1995
               (Exhibit 10(m) to NEES' 1995 Form 10-K, File No.
               1-3446).

         *(g)  New England Electric System Companies Retirement
               Supplement Plan as amended dated December 1, 1995
               (Exhibit 10(n) to NEES' 1995 Form 10-K, File No.
               1-3446).

         *(h)  New England Electric Companies' Executive
               Supplemental Retirement Plan as amended dated
               January 1, 1995 (Exhibit 10(o) to NEES' 1995 Form
               10-K, File No. 1-3446).

         *(i)  New England Electric Companies' Incentive
               Compensation Plan as amended dated January 1, 1995
               (Exhibit 10(p) to NEES' 1995 Form 10-K, File No.
               1-3446).

         *(j)  New England Electric Companies' Form of Deferred
               Compensation Agreement for Directors (Exhibit 10(p) to NEES' 1980 Form 10-K, File No. 1-3446).

         *(k)  New England Electric Companies' Senior Incentive
               Compensation Plan as amended dated January 1, 1995
               (Exhibit 10(q) to NEES' 1995 Form 10-K, File No.
               1-3446).

         *(l) Forms of Life Insurance Program: (Exhibit 10(s) to NEES' 1986 Form 10-K, File No. 1-3446); and Form of Life Insurance (Collateral Assignment) (Exhibit 10(t) to NEES' 1991 Form 10-K, File No. 1-3446).

         *(m)  New England Electric Companies' Incentive
               Compensation Plan II as amended dated January 1,
               1995 (Exhibit 10(r) to NEES' 1995 Form 10-K, File
               No. 1-3446).

         *(n)  New England Electric Companies' Incentive Share
               Plan as amended dated January 1, 1994 (Exhibit
               10(u) to NEES' 1995 Form 10-K, File No. 1-3446).

         *(o)  New England Power Service Company and the Company:
               Form of Supplemental Pension Service Credit
               Agreement (Exhibit 10(ee) to 1992 NEES Form 10-K,
               File No. 1-3446).

   * Compensation related plan, contract, or arrangement.

   (12) Statement re computation of ratios for incorporation by reference into the Mass. Electric registration statement on Form S-3, Commission File No. 33-59145 (filed herewith).

   (13) 1995 Annual Report to Stockholders (filed herewith).

   (24) Power of Attorney (filed herewith).

   (27) Financial Data Schedule (filed herewith).


                           Narragansett
                           ------------

   (3)    (a)  Articles of Incorporation as amended June 9, 1988
               (Exhibit 3(a) to 1988 Form 10-K, File No. 0-898).

          (b)  By-Laws of the Company (Exhibit 3 to 1980 Form
               10-K, File No. 0-898).

   (4)    (a)  First Mortgage Indenture and Deed of Trust, dated
               as of September 1, 1944, and twenty-two supplements thereto (Exhibit 7-1, File No. 2-7042; Exhibit 7-B, File No. 2-7490; Exhibit 4-C, File No. 2-9423;
               Exhibit 4-D, File No. 2-10056; Exhibit 4 to 1980 Form 10-K, File No. 0-898; Exhibit 4 to 1982 Form 10-K, File No. 0-898; Exhibit 4 to 1983 Form 10-K, File No. 0-898; Exhibit 4 to 1985 Form 10-K, File No. 0-898; Exhibit 4 to 1986 Form 10-K, File No. 0-898; Exhibit 4 to 1987 Form 10-K, File No. 0-898;
               Exhibit 4(b) to 1991 NEES Form 10-K, File No. 1-3446; Exhibit 4(b) to 1992 NEES Form 10-K, File No. 1-3446; Exhibit 4(b) to 1993 NEES Form 10-K, File No. 1-3446; Exhibit 4(b) to 1995 NEES Form 10-K, File No. 1-3446).

          (b)  The Narragansett Electric Company Preference
               Provisions, as amended, dated March 23, 1993
               (Exhibit 4(c) to 1993 NEES Form 10-K, File No. 1-
               3446).

   (10) Material Contracts

          (a)  Boston Edison Company et al. and the Company:
               Amended REMVEC Agreement dated August 12, 1977
               (Exhibit 5-4(d), File No. 2-61881).

          (b) New England Power Company and the Company: Primary Service for Resale dated February 15, 1974 (Exhibit 4-1(b), File No. 2-51292); Amendment of Service

               Agreement dated July 26, 1990 (Exhibit 10(f) to 1990 NEP Form 10-K, File No. 0-1229); Amendment of Service Agreement dated July 24, 1991 (Exhibit 4(f) to 1991 NEP Form 10-K, File No. 0-1229); Amendment of Service Agreement effective November 1, 1993 (Exhibit 10(f) to 1993 NEP Form 10-K, File No. 0-
               1229); Memorandum of Understanding effective May 22, 1994 (Exhibit 10(f) to 1994 NEP Form 10-K, File No. 0-1229); Amendment of Service Agreement effective January 1, 1995 (Exhibit 10(f) to 1995 NEP Form 10-K, File No. 0-1229).

          (c) New England Power Pool Agreement: (Exhibit 4(e), File No. 2-43025); Amendments dated July 1, 1972, and March 1, 1973 (Exhibit 10-15, File No. 2-48543); Amendment dated March 15, 1974 (Exhibit 10-5, File No. 2-52775); Amendment dated June 1, 1975 (Exhibit 10-14, File No. 2-57831); Amendment dated September 1, 1975 (Exhibit 10-13, File No. 2-59182); Amendments dated December 31, 1976, January 31, 1977, July 1, 1977, and August 1, 1977
               (Exhibit 10-16, File No. 2-61881); Amendments dated August 15, 1978, January 3, 1980, and February 1980 (Exhibit 10-3, File No. 2-68283); Amendment dated September 1, 1981 (Exhibit 10(h) to NEES' 1981 Form 10-K, File No. 1-3446); Amendment dated December 1, 1981 (Exhibit 10(h) to NEES' 1982 Form 10-K, File No. 1-3446); Amendments dated June 1, 1982,
               June 15, 1983, and October 1, 1983 (Exhibit 10(i) to NEES' 1983 Form 10-K, File No. 1-3446);
               Amendments dated August 1, 1985, August 15, 1985, September 1, 1985, and January 1, 1986 (Exhibit 10
               (i) to NEES' 1985 Form 10-K, File No. 1-3446);
               Amendment dated September 1, 1986 (Exhibit 10(i) to NEES' 1986 Form 10-K, File No. 1-3446); Amendment dated April 30, 1987 (Exhibit 10(i) to NEES' 1987 Form 10-K, File No. 1-3446); Amendments dated March 1, 1988 and May 1, 1988 (Exhibit 10(i) to NEES' 1988 Form 10-K, File No. 1-3446); Amendment dated March 15, 1989 (Exhibit 10(i) to 1989 NEES Form 10-K, File No. 1-3446). Amendment dated October 1, 1990 (Exhibit 10(i) to 1990 NEES' Form 10-K, File No. 1-3446); Amendment dated as of September 15, 1992 (Exhibit 10(i) to NEES' 1992 Form 10-K, File No. 1-3446); Amendments dated as of June 1, 1993, July 1, 1995, and September 1, 1995 (Exhibit 10(i) to NEES' 1995 Form 10-K, File No. 1-3446).

          (d)  New England Power Service Company and the Company:
               Specimen of Service Contract (Exhibit 4(l) to 1994
               NEP Form 10-K, File No. 0-1229).

          (e)  New England Telephone and Telegraph Company and the
               Company: Specimen of Joint Ownership Agreement for Wood Poles (Exhibit 3(d), File No. 2-24458).

         *(f)  New England Electric Companies' Deferred
               Compensation Plan for Officers, as amended January
               1, 1995 (Exhibit 10(m) to NEES' 1995 Form 10-K,
               File No. 1-3446).

         *(g)  New England Electric System Companies Retirement
               Supplement Plan, as amended December 1, 1995
               (Exhibit 10(n) to NEES' 1995 Form 10-K, File No.
               1-3446).

         *(h)  New England Electric Companies' Executive
               Supplemental Retirement Plan, as amended dated
               January 1, 1995 (Exhibit 10(o) to NEES' 1995
               Form 10-K, File No. 1-3446).

         *(i) New England Companies' Incentive Compensation Plan, as amended dated January 1, 1995 (Exhibit 10(p) to
               NEES' 1995 Form 10-K, File No. 1-3446).

         *(j)  New England Electric Companies' Form of Deferred
               Compensation Agreement for Directors (Exhibit 10(p) to NEES' 1980 Form 10-K, File No. 1-3446).

         *(k)  New England Electric Companies' Senior Incentive
               Compensation Plan as amended dated January 1, 1995
               (Exhibit 10(q) to NEES' 1995 Form 10-K, File No.
               1-3446).

         *(l) Forms of Life Insurance Program (Exhibit 10(s) to NEES' 1986 Form 10-K, File No. 1-3446); and Form of Life Insurance (Collateral Assignment) (Exhibit 10(t) to NEES' 1991 Form 10-K, File No. 1-3446).

         *(m)  New England Electric Companies' Incentive
               Compensation Plan II as amended dated January 1,
               1995 (Exhibit 10(r) to NEES' 1995 Form 10-K, File
               No. 1-3446).

         *(n)  New England Electric Companies' Incentive Share
               Plan as amended dated January 1, 1994 (Exhibit
               10(u) to NEES' 1995 Form 10-K, File No. 1-3446).

         *(o)  New England Power Service Company and the Company:
               Form of Supplemental Pension Service Credit
               Agreement (Exhibit 10(ee) to 1992 NEES Form 10-K,
               File No. 1-3446).

   * Compensation related plan, contract, or arrangement.

   (12) Statement re computation of ratios for incorporation by reference into the Narragansett registration statement on Form S-3, Commission File No. 33-61131 (filed herewith).

   (13) 1995 Annual Report to Stockholders (filed herewith).

   (24) Power of Attorney (filed herewith).

   (27) Financial Data Schedule (filed herewith).


Reports on Form 8-K

                               NEES
                               ----

    NEES filed reports on Form 8-K dated January 12, 1995, February 8, 1995, March 1, 1995, March 15, 1995, May 17, 1995, July 3, 1995,
August 16, 1995, September 8, 1995, and September 29, 1995, all of which contained Item 5.

                               NEP
                               ---

    NEP filed reports on Form 8-K dated January 12, 1995, February 8, 1995, May 17, 1995, and August 16, 1995, all of which contained
Item 5.

                          Mass. Electric
                          --------------

    Mass. Electric filed reports on Form 8-K dated March 15, 1995, August 16, 1995, and September 29, 1995, all of which contained
Item 5.

                           Narragansett
                           ------------

    Narragansett filed reports on Form 8-K dated March 1, 1995,
July 3, 1995, August 16, 1995, September 8, 1995, and October 11,
1995, all of which contained Item 5.

                  NEW ENGLAND ELECTRIC SYSTEM

                           SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned thereunto duly authorized.

                                   NEW ENGLAND ELECTRIC SYSTEM*

                                     s/John W. Rowe

                                      John W. Rowe
                                      President and
                                      Chief Executive Officer
March 28, 1996

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

     Alfred D. Houston
     Executive Vice President and
     Chief Financial Officer


  Principal Accounting Officer

  s/Michael E. Jesanis

     Michael E. Jesanis
     Treasurer


  Directors (a majority)

     Joan T. Bok
     Paul L. Joskow
     John M. Kucharski
     Edward H. Ladd
     Joshua A. McClure
     John W. Rowe                          s/John G. Cochrane
     George M. Sage                All by:
     Charles E. Soule                       John G. Cochrane
     Anne Wexler                            Attorney-in-fact
     James Q. Wilson
     James R. Winoker

Date (as to all signatures on this page)

March 28, 1996

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

     (Signature and Title)

  Principal Executive Officer


  s/Jeffrey D. Tranen

     Jeffrey D. Tranen
     President

  Principal Financial Officer


  s/Michael E. Jesanis

     Michael E. Jesanis
     Treasurer


  Principal Accounting Officer


  s/Howard W. McDowell

     Howard W. McDowell
     Controller


  Directors (a majority)

     Joan T. Bok
     Alfred D. Houston                    s/John G. Cochrane
     Cheryl A. LaFleur
                                   All by:
                                            John G. Cochrane
                                            Attorney-in-fact


Date (as to all signatures on this page)

March 28, 1996

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

     (Signature and Title)

   Principal Executive Officer


   s/John H. Dickson

     John H. Dickson
     President

   Principal Financial Officer


   s/Michael E. Jesanis

     Michael E. Jesanis
     Treasurer

   Principal Accounting Officer


   s/Howard W. McDowell

     Howard W. McDowell
     Controller

   Directors (a majority)

     Urville J. Beaumont
     Sally L. Collins
     John H. Dickson
      Kalyan K. Ghosh
       Charles B. Housen                  s/John G. Cochrane
     Patricia McGovern             All by:
     John F. Reilly, Jr.                 John G. Cochrane
     Richard M. Shribman                 Attorney-in-fact
     Roslyn M. Watson

Date (as to all signatures on this page)

March 28, 1996

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

     Alfred D. Houston
     Vice President and Treasurer


   Principal Accounting Officer


   s/Howard W. McDowell

     Howard W. McDowell
     Controller

    Directors (a majority)

     Joan T. Bok
     Stephen A. Cardi                     s/John G. Cochrane
     Joseph J. Kirby               All by:
     Robert L. McCabe
      John W. Rowe                         John G. Cochrane
     Willliam E. Trueheart                 Attorney-in-fact


Date (as to all signatures on this page)

March 28, 1996

                 NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                        INDEX TO FINANCIAL STATEMENTS

                                                       References (Page)
                                                       -----------------------
                                                            1995 Annual
                                                     Form    Report to
                                                     10-K   Shareholders*
                                                     ----   -------------

Report of Independent Accountants...........................                     41

 Statements of Consolidated Income,
   Year Ended December 31, 1995, 1994 and 1993.............            24

 Statements of Consolidated Retained Earnings,
   Year Ended December 31, 1995, 1994 and 1993.............            24

 Consolidated Balance Sheets, December 31, 1995 and 1994...            25

 Consolidated Statements of Cash Flows,
   Year Ended December 31, 1995, 1994 and 1993.............            26

 Consolidated Statements of Capitalization,
   December 31, 1995 and 1994..............................            27

Notes to Financial Statements...............................                  28-40

For the Year Ended December 31, 1995, 1994 and 1993:

 Consent of Independent Accountants........................   115

 * Incorporated by Reference


             CONSENT OF INDEPENDENT ACCOUNTANTS
             ----------------------------------



  We consent to the incorporation by reference in the registration statements of New England Electric System on Form S-3 of the Dividend Reinvestment and Common Share Purchase Plan (File No. 33-12313) and on Forms S-8 of the New England Electric System Companies Incentive Thrift Plan (File No. 33-26066), the New England Electric System Companies Incentive Thrift Plan II (File No. 33-35470) and the Yankee Atomic Electric Company Thrift Plan (File No. 2-67531) of our report dated March 1, 1996 on our audits of the consolidated financial statements of New England Electric System and subsidiaries as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995, which report is incorporated by reference in this Annual Report on Form 10-K.

  We also consent to the incorporation by reference in the registration statements of New England Power Company on Forms S-3 (File Nos. 33-48257, 33-48897, and 33-49193) Massachusetts Electric Company on Form S-3 (File No. 33-59145) and The Narragansett Electric Company on Form S-3 (File No. 33-61131) of our reports dated March 1, 1996 on our audits of the financial statements of New England Power Company, Massachusetts Electric Company and The Narragansett Electric Company, respectively, as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995, which reports are incorporated by reference in this Annual Report on Form 10-K.



                                    s/ Coopers & Lybrand L.L.P.

Boston, Massachusetts                COOPERS & LYBRAND L.L.P.
March 28, 1996

                          NEW ENGLAND POWER COMPANY
                        INDEX TO FINANCIAL STATEMENTS


                                                       References (Page)
                                                       ----------------------
                                                            1995 Annual
                                                     Form    Report to
                                                     10-K   Shareholders*
                                                     ----   -------------

Report of Independent Accountants...........................                      1

Statements of Income,
 Year Ended December 31, 1995, 1994 and 1993...............            10

Statements of Retained Earnings,
 Year Ended December 31, 1995, 1994 and 1993...............            10

Balance Sheets, December 31, 1995 and 1994..................                     11

Statements of Cash Flows,
 Year Ended December 31, 1995, 1994 and 1993...............            12

Notes to Financial Statements...............................                  13-28

For the Year Ended December 31, 1995, 1994 and 1993:

 Consent of Independent Accountants.......................    115


* Incorporated by Reference

                        MASSACHUSETTS ELECTRIC COMPANY
                        INDEX TO FINANCIAL STATEMENTS


                                                           References (Page)
                                                        ----------------------
                                                            1995 Annual
                                                     Form    Report to
                                                     10-K   Shareholders*
                                                     ----   -------------

Report of Independent Accountants...........................               1

Statements of Income,
 Year Ended December 31, 1995, 1994 and 1993...............                8

Statements of Retained Earnings,
 Year Ended December 31, 1995, 1994 and 1993...............                8

Balance Sheets, December 31, 1995 and 1994..................               9

Statements of Cash Flows,
 Year Ended December 31, 1995, 1994 and 1993...............               10

Notes to Financial Statements...............................                11-22

For the Year Ended December 31, 1995, 1994 and 1993:

 Consent of Independent Accountants........................         115

 * Incorporated by Reference

                      THE NARRAGANSETT ELECTRIC COMPANY
                        INDEX TO FINANCIAL STATEMENTS


                                                             References (Page)
                                                             ----------------------

                                                            1995 Annual
                                                     Form    Report to
                                                     10-K   Shareholders*
                                                     ----   -------------
Report of Independent Accountants...........................                      1

Statements of Income,
 Year Ended December 31, 1995, 1994 and 1993...............             8

Statements of Retained Earnings,
 Year Ended December 31, 1995, 1994 and 1993...............             8

Balance Sheets, December 31, 1995 and 1994..................                      9

Statements of Cash Flows,
 Year Ended December 31, 1995, 1994 and 1993...............            10

Notes to Financial Statements...............................                  11-22

For the Year Ended December 31, 1995, 1994 and 1993:

 Consent of Independent Accountants........................   115

 * Incorporated by Reference
