Form 10-K405/A
period 1995-12-31
NEW ENGLAND ELECTRIC SYSTEM; MASSACHUSETTS ELECTRIC CO; NARRAGANSETT ELECTRIC CO; NEW ENGLAND POWER CO
filed 1996-04-02
CIK 71297, 63073, 69659, 71337

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

                 (X)  Yes   ( ) No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

    The purpose of this Amendment is to file electronically with the Commission those exhibits to the Form 10-K for the year ended December 31, 1995, which were not previously filed due to an error in electronic filing formatting. New exhibit indexes are supplied for each filing company.

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


Date: April 2, 1996








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


Date: April 2, 1996

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


Date: April 2, 1996

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


Date: April 2, 1996