Form 10-Q
period 1996-03-31
NEW ENGLAND ELECTRIC SYSTEM
filed 1996-05-10
CIK 71297

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


  (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996

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

                       Yes (X)      No ( )

Common Shares, par value $1 per share, authorized and outstanding: 64,899,369 shares at March 31, 1996.

PART I FINANCIAL STATEMENTSItem 1. Financial Statements
- ----------------------------

                   NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                        Statements of Consolidated Income
                              Periods Ended March 31
                                   (Unaudited)
                                               Three Months
                    Twelve Months
                                               ------------
                    -------------
                                           1996       1995
1996      1995
                                           ----       ----
- ----      ----
                                                          (In
Thousands)
Operating revenue                         $586,220 $558,316
$2,299,616 $2,224,439
                                          -------- --------
- ---------- ----------

Operating expenses:
  Fuel for generation                       74,292   48,959
262,831    207,451
  Purchased electric energy                125,690  145,495
528,565    538,639
  Other operation                          115,521  112,077
504,165    497,089
  Maintenance                               32,283   41,129
127,212    169,911
  Depreciation and amortization             65,676   71,993
258,349    294,447
  Taxes, other than income taxes            38,625   35,315
135,941    125,840
  Income taxes                              39,178   29,963
137,555    113,043
                                          -------- --------
- ---------- ----------
       Total operating expenses            491,265  484,931
1,954,618  1,946,420
                                          -------- --------
- ---------- ----------
       Operating income                     94,955   73,385
344,998    278,019

Other income:
  Allowance for equity funds used during
   construction                                (4)    2,610
5,238     10,725
  Equity in income of generating companies   2,668    2,552
10,668      9,682
  Other income (expense), net                (531)      552
(7,389)    (2,935)
                                          -------- --------
- ---------- ----------
       Operating and other income           97,088   79,099
353,515    295,491
                                          -------- --------
- ---------- ----------
Interest:
  Interest on long-term debt                27,844   26,079
110,130     97,221
  Other interest                             4,267    4,586
19,507     14,239
  Allowance for borrowed funds used during
   construction                              (508)  (3,324)
(11,200)    (9,932)
                                          -------- --------
- ---------- ----------
       Total interest                       31,603   27,341
118,437    101,528
                                          -------- --------
- ---------- ----------

Income after interest                       65,485   51,758
235,078    193,963

Preferred dividends of subsidiaries          2,172    2,172
8,690      8,690
Minority interests                           1,817    1,924
7,797      7,458
                                          -------- --------
- ---------- ----------

       Net income                         $ 61,496 $ 47,662 $
218,591 $  177,815
                                          ======== ========
========== ==========

Common shares                           64,878,371
64,969,652 64,921,367     64,969,652

Net income per common share                 $ .95    $ .73
$3.37     $2.74
Dividends declared per share                $.590    $.575
$2.36     $2.30


                   Statements of Consolidated Retained Earnings


Retained earnings at beginning of period  $831,529  $779,045 $
789,350  $ 760,965
Net income                                  61,496    47,662
218,591    177,815
Dividends declared on common shares       (38,305)  (37,357)
(153,221)  (149,430)
                                          --------  --------
- ---------  ---------
Retained earnings at end of period        $854,720  $789,350 $
854,720  $ 789,350
                                          ========  ========
=========  =========

    The accompanying notes are an integral part of these financial statements.

               NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                        Consolidated Balance Sheets
                                (Unaudited)
                                                        March 31,
                December 31,
                                  ASSETS                 1996
    1995
                                  ------                 ----
    ----
                                                             (In
Thousands)
Utility plant, at original cost
$5,534,437   $5,480,001
 Less accumulated provisions for depreciation
  and amortization
1,753,950    1,710,991

- ----------   ----------

3,780,487    3,769,010
Net investment in Seabrook 1 under rate settlement
11,408       15,210
Construction work in progress
86,785       71,682

- ----------   ----------
      Net utility plant
3,878,680    3,855,902

- ----------   ----------
Oil and gas properties, at full cost
1,268,686    1,266,290
 Less accumulated provision for amortization
1,048,516    1,032,777

- ----------   ----------
      Net oil and gas properties
220,170      233,513

- ----------   ----------
Investments:
 Nuclear power companies, at equity
47,302       47,056
 Other subsidiaries, at equity
38,802       40,259
 Other investments
89,032       87,992

- ----------   ----------
      Total investments
175,136      175,307

- ----------   ----------
Current assets:
 Cash
4,399        7,064
 Accounts receivable, less reserves of $19,909,000
  and $18,308,000
277,378      284,033
 Unbilled revenues
53,781       66,300
 Fuel, materials, and supplies, at average cost
78,465       73,724
 Prepaid and other current assets
80,753       77,673

- ----------   ----------
      Total current assets
494,776      508,794

- ----------   ----------
Deferred charges and other assets
406,299      417,360

- ----------   ----------

$5,175,061   $5,190,876

==========   ==========
                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common share equity:
   Common shares, par value $1 per share:
     Authorized - 150,000,000 shares
     Outstanding - 64,899,369 shares and 64,923,721 shares
  $   64,970     $   64,970
 Paid-in capital
736,823      736,823
 Retained earnings
854,720      831,529
 Treasury stock - 70,283 shares and 45,931 shares
(2,401)      (1,543)

- ----------   ----------
      Total common share equity
1,654,112    1,631,779

 Minority interests in consolidated subsidiaries
47,947       48,912
 Cumulative preferred stock of subsidiaries
147,016      147,016
 Long-term debt
1,658,291    1,675,170

- ----------   ----------
      Total capitalization
3,507,366    3,502,877

- ----------   ----------
Current liabilities:
 Long-term debt due within one year
17,085       23,960
 Short-term debt
164,711      203,250
 Accounts payable
123,049      157,486
 Accrued taxes
72,802       15,894
 Accrued interest
21,947       27,455
 Dividends payable
38,197       38,683
 Other current liabilities
100,486       73,104

- ----------   ----------
      Total current liabilities
538,277      539,832

- ----------   ----------
Deferred federal and state income taxes
762,765      780,451
Unamortized investment tax credits
93,097       93,408
Other reserves and deferred credits
273,556      274,308

- ----------   ----------

$5,175,061   $5,190,876

==========   ==========

The accompanying notes are an integral part of these financial statements.

               NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                          Quarters Ended March 31
                                (Unaudited)
                                                         1996
    1995
                                                         ----
    ----
                                                             (In
Thousands)
Operating activities:
   Net income                                           $  61,496
  $  47,662
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                           67,577
     73,721
   Deferred income taxes and investment tax credits, net (19,097)
    (2,434)
   Allowance for funds used during construction             (504)
    (5,934)
   Amortization of unbilled revenues
    (2,052)
   Minority interests                                       1,817
      1,924
   Decrease (increase) in accounts receivable,
    net and unbilled revenues                              20,807
     39,260
   Decrease (increase) in fuel, materials, and supplies   (4,228)
    (2,865)
   Decrease (increase) in prepaid and other current assets(2,866)
      3,882
   Increase (decrease) in accounts payable               (35,111)
   (34,696)
   Increase (decrease) in other current liabilities        77,247
     33,727
   Other, net                                               7,319
    (7,687)
                                                        ---------
  ---------
      Net cash provided by operating activities         $ 174,457
  $ 144,508
                                                        ---------
  ---------

Investing activities:
   Plant expenditures, excluding allowance for
     funds used during construction                    $ (62,530)
 $ (79,556)
   Oil and gas exploration and development                (2,396)
    (4,578)
   Other investing activities                             (1,878)
         28
                                                        ---------
  ---------
      Net cash used in investing activities            $ (66,804)
 $ (84,106)
                                                        ---------
  ---------

Financing activities:
   Dividends paid to minority interests                $  (2,664)
 $  (1,983)
   Dividends paid on NEES common shares                  (38,854)
   (37,859)
   Short-term debt                                       (38,701)
   (70,595)
   Long-term debt - issues                                 41,850
     88,000
   Long-term debt - retirements                          (71,090)
   (36,280)
   Repurchase of common shares                              (859)
                                                        ---------
  ---------
      Net cash used in financing activities            $(110,318)
 $ (58,717)
                                                        ---------
  ---------

Net increase (decrease) in cash and cash equivalents   $  (2,665)
  $   1,685

Cash and cash equivalents at beginning of period            7,064
      3,047
                                                        ---------
  ---------
Cash and cash equivalents at end of period              $   4,399
  $   4,732
                                                        =========
  =========

Supplementary information:
   Interest paid less amounts capitalized               $  35,366
  $  31,308
                                                        ---------
  ---------
   Federal and state income taxes paid (refunded)       $   9,727
 $ (20,622)
                                                        ---------
  ---------

Changes in assets and liabilities shown above, other than cash, exclude the effects from the purchase of Nantucket Electric Company.



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

    The electric utility industry typically utilizes and/or generates in its operations a range of potentially hazardous products and by-products. New England Electric System (NEES) subsidiaries currently have an environmental audit program in place intended to enhance compliance with existing federal, state, and local requirements regarding the handling of potentially hazardous products and by-products.

    NEES and/or its subsidiaries have been named as potentially responsible parties (PRPs) by either the U.S. Environmental Protection Agency (EPA) or the Massachusetts Department of Environmental Protection for 23 sites at which hazardous waste is alleged to have been disposed. Private parties have also contacted or initiated legal proceedings against NEES and certain subsidiaries regarding hazardous waste cleanup. The most prevalent types of hazardous waste sites with which NEES and its subsidiaries have been associated are manufactured gas locations. (Until the early 1970's, NEES was a combined electric and gas holding company system.) NEES is aware of approximately 40 such locations (including nine of the 23 locations for which NEES companies are PRPs) mostly located in Massachusetts. NEES and its subsidiaries are currently aware of other sites, and may in the future become aware of additional sites, that they may be held responsible for remediating.

    NEES has been notified by the EPA that it is one of several PRPs for cleanup of the Pine Street Canal Superfund site in Burlington, Vermont, where coal tar and other materials were deposited. Between 1931 and 1951, NEES and its predecessor owned all of the common stock of Green Mountain Power Corporation
(GMP).
Prior to, during, and after that time, gas was manufactured at the
Pine Street Canal site by GMP. In 1989, NEES was one of 14 parties required to pay the EPA's past response costs related to this site.
NEES remains a PRP for ongoing and future response costs. In November 1992, the EPA proposed a cleanup plan estimated by the EPA to cost $50 million. In June 1993, the EPA withdrew this cleanup plan in response to public concern about the plan and its cost. The cost of any cleanup plan is uncertain at this time. NEES signed a settlement agreement in March 1996 establishing NEES's apportionment percentage of these costs. NEES believes it has adequate reserves for this site.

- ------------------------

    In 1993, the Massachusetts Department of Public Utilities approved a Massachusetts Electric Company (Massachusetts Electric) rate agreement that allows for remediation costs of former manufactured gas sites and certain other hazardous waste sites located in Massachusetts to be met from a non-rate-recoverable, interest-bearing fund of $30 million established on Massachusetts Electric's books in 1993. Rate-recoverable contributions of $3 million, adjusted for inflation, are added to the fund annually in accordance with the agreement. Any shortfalls in the fund would be paid by Massachusetts Electric and be recovered through rates over seven years.

    Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by NEES or its subsidiaries. Where appropriate, the NEES companies intend to seek recovery from their insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful. At March 31, 1996, NEES had total reserves for environmental response costs of $50 million and a related regulatory asset of $19 million. NEES believes that hazardous waste liabilities for all sites of which it is aware, and which are not covered by a rate agreement, are not material to its financial position.


Note B - Millstone 3 Nuclear Generating Unit
- --------------------------------------------

    New England Power Company (NEP) is a 12 percent joint owner of the Millstone 3 nuclear generating unit, a 1,150 megawatt unit operated by subsidiaries of Northeast Utilities (NU). In March 1996, the unit was shut down as the result of an internal safety review. On April 4, 1996, the Nuclear Regulatory Commission
(NRC)
ordered Millstone 3 to remain shut down pending safety verification. The order also requires that specific technical issues be resolved prior to restarting the unit. Based on preliminary estimates provided by NU, NEP expects to incur approximately $1 million in incremental operation and maintenance costs related to Millstone 3. Replacement purchased power costs of approximately $1.5 million per month are also being incurred by NEP. NEP is not a joint owner of the Millstone 1 and 2 nuclear generating units, which are also shut down under NRC orders. NU has stated that the work required to comply with the NRC requirements for Millstone 3 is expected to be completed by July

- --------------------------------------------

will be allowed to restart. The New England Power Pool (NEPOOL) has indicated that if the Millstone units do not return to service during the summer peak-load period, there could, under certain circumstances, be insufficient power supply available in New England to meet demand. NEPOOL members are taking steps to prepare to meet summer load contingencies.


Note C - Purchased Power Contract Dispute
- -----------------------------------------

    In October 1994, NEP was sued by Milford Power Limited Partnership (MPLP), a venture of Enron Corporation and Jones Capital that owns a 149 megawatt gas-fired power plant in Milford,
Massachusetts. NEP purchased 56 percent of the power output of the facility under a long-term contract with MPLP. The suit alleged that NEP engaged in a scheme to cause MPLP and its power plant to fail and prevented MPLP from finding a long-term buyer for the remainder of the facility's output. MPLP sought compensatory damages in an unspecified amount, as well as treble damages. NEP had filed counterclaims and crossclaims against MPLP, Enron Corporation, and Jones Capital, seeking monetary damages and termination of the purchased power contract. On April 24, 1996, NEP and MPLP executed a settlement agreement under which each party agreed to the dismissal of the lawsuit and the counterclaims, the restructuring of their power and fuel purchase arrangements and the payment by MPLP to NEP of an undisclosed amount of money. MPLP will withdraw all allegations made by it against NEP, including claims that NEP deceived its regulators and violated federal criminal statutes. The settlement is contingent upon approval by the Federal Energy Regulatory Commission (FERC) of the restructured arrangements between MPLP and NEP, and a proposed sale of the MPLP partnership interests in the plant to subsidiaries of American National Power, Inc.

    MPLP also intervened in a NEP rate filing before the FERC making similar allegations to those asserted in MPLP's lawsuit. In
April 1996, an Administrative Law Judge from the FERC strongly rejected all claims by MPLP. The settlement referred to above also resolves this dispute before the FERC.


Note D - New Accounting Standard
- --------------------------------

    In March 1995, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be
Disposed Of (FAS 121), effective for fiscal year 1996.  This

- --------------------------------

standard clarifies when and how to recognize an impairment of long-lived assets. In addition, FAS 121 requires that all regulatory assets, which must have a high probability of recovery to be initially established, must continue to meet that high probability standard to avoid being written off. However, if written off, a regulatory asset can be restored if it again has a high probability of recovery. This standard did not have a material impact on the financial condition or results of operations upon adoption. However, the impact in future periods may change as competitive factors and restructuring influence the electric utility industry.


Note E
- ------

    In the opinion of the Company, these statements reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of its operations for the periods presented and should be considered in conjunction with the notes to the consolidated financial statements in the Company's 1995 Annual Report.

    Item 2. Management's Discussion and Analysis of Financial
    ---------------------------------------------------------

                Condition and Results of Operations
               -----------------------------------
    This section contains management's assessment of New England Electric System's (NEES) financial condition and the principal factors having an impact on the results of operations. This discussion should be read in conjunction with the consolidated financial statements and footnotes and the 1995 Annual Report on Form 10-K.

Earnings
- --------
    Earnings for the first quarter of 1996 were $.95 per share compared with $.73 per share earned in the first quarter of 1995 and $1.07 per share earned in the first quarter of 1994.

  The table below details the primary reasons for the change in consolidated earnings over the first quarter of last year:
1995 earnings                                               $ .73
Increased revenues                                            .16
Decreased purchased power costs
 excluding fuel                                               .11

Other operation and maintenance expenses                      .03

Seabrook 1 and Oil Conservation Adjustment
 (OCA) amortization                                           .09

Manchester Street depreciation
 .03)

Allowance for funds used during construction
(.07)

Taxes, other than income taxes
(.03)

Other
(.04)
                                                   ----

1996 earnings                                               $ .95
                                                   ====
     The increase in revenues is primarily due to sales growth and retail rate increases. Kilowatt-hour (kWh) sales to ultimate customers increased 5 percent in the first quarter of 1996, in part due to a return to more normal weather conditions as compared with the unusually mild weather experienced in the first quarter of 1995.
    The decrease in purchased power costs excluding fuel in 1996 was principally due to first quarter 1995 overhauls and refueling shutdowns of three partially-owned nuclear power units. Two of these units are scheduled for refueling shutdowns in the second half of 1996. The decrease in other operation and maintenance expenses reflects overhauls at wholly-owned generating units in the first quarter of 1995.
     The decrease in Seabrook 1 and OCA amortization reflects the completion in mid-1995 of the recovery of a portion of Seabrook 1 costs and certain coal conversion costs. These decreases were partially offset by the depreciation of the Manchester Street Station, which began commercial operation in the second half of 1995.
     Allowance for funds used during construction decreased due to the completion of the Manchester Street Station in 1995.
     The increase in taxes, other than income taxes in 1996 was due to increased property taxes, including taxes on the Manchester Street Station.

Competitive Conditions
- ----------------------
     The electric utility business is being subjected to rapidly increasing competitive pressures, stemming from a combination of trends, including the presence of surplus generating capacity, a disparity in electric rates among regions of the country, improvements in generation efficiency, increasing demand for customer choice, and new regulations and legislation intended to foster competition. See the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     In states across the country, including Massachusetts, Rhode Island, and New Hampshire, there have been an increasing number of proposals to allow retail customers to choose their electricity supplier, with incumbent utilities required to deliver that electricity over their transmission and distribution systems (also known as "retail wheeling").

Choice: New England
     In October 1995, the NEES companies announced a plan,
Choice:
New England, to allow all customers of electric utilities in Massachusetts, Rhode Island, and New Hampshire to choose their power supplier beginning in 1998. Under Choice: New England, the pricing of generation would be deregulated; however, transmission and distribution rates would remain regulated.
     Under Choice: New England, New England Power Company's (NEP) wholesale contracts with its affiliates would be terminated. In return, the plan proposes that the cost of NEP's past generation commitments be recovered through a wires access or transition charge to retail customers. Those commitments, which are currently estimated at approximately $4 billion on a present value basis, primarily consist of (i) generating plant commitments, (ii) regulatory assets, (iii) purchased power contracts, and (iv) the operating cost of nuclear plants which cannot be mitigated by shutting down the plants (otherwise referred to as "nuclear costs independent of operation"). Sunk costs associated with utility generating plants, such as past capital investments, and regulatory assets would be recovered over ten years, but at a return on equity
of one percentage point over the interest rate on long-term "BBB" rated utility bonds. Purchased power contract costs and nuclear costs independent of operation would be recovered as incurred over the life of those obligations, a period expected to extend beyond ten years. Under Choice: New England, the access charge would be set at three cents per kWh for the first three years.
Thereafter,
the access charge would vary, but is expected to decline. The provisions of Choice: New England, including the proposed access charge, are subject to state approval and Federal Energy Regulatory
Commission (FERC) approval.
     Choice: New England was formally filed by Massachusetts Electric Company (Massachusetts Electric) with the Massachusetts Department of Public Utilities (MDPU) in February 1996. Three other utilities and the Massachusetts Division of Energy Resources
(DOER) also filed plans with the MDPU in February 1996. The
DOER's
plan also calls for direct access for all customers beginning in 1998, with a pilot program beginning in 1997. The DOER plan, however, proposes that, in exchange for stranded cost recovery, utilities divest their generating assets, either through sale or spinoff.
     On May 1, 1996, the MDPU issued a set of proposed rules and regulations governing the implementation of retail choice. The proposed rules would allow all customers of Massachusetts investor-owned utilities to choose their electric supplier beginning in 1998 and would establish a price cap system for regulating the rates of distribution service that would continue to be provided by local utilities.  The MDPU proposed rules affirm the
principle of stranded cost recovery for utilities over ten years, but create uncertainties concerning the extent of actual stranded cost recovery. While the MDPU did not order mandatory divestiture of generating assets, it stated that it might provide utilities financial incentives to divest. Hearings on the proposed rules are scheduled for June and July. The MDPU has stated that it will issue final regulations in September 1996 and issue orders on the individual utility plans in 1997.
     The Narragansett Electric Company (Narragansett) filed
Choice:
New England with the Rhode Island Public Utilities Commission
(RIPUC) in April 1996.   The RIPUC has not yet scheduled hearings
on restructuring plans.

Other legislative and regulatory initiatives
     As described in the 1995 Annual Report on Form 10-K, legislation was proposed by the Speaker and Majority Leader of the
House of Representatives of the Rhode Island Legislature that would allow electric customers in Rhode Island to choose their power supplier. This legislation, which is similar to Choice: New England, is pending and is expected to be amended prior to final consideration by the House of Representatives. Final consideration is expected to be completed by the summer of 1996.

     In April 1996, the New Hampshire Legislature passed legislation requiring a restructuring of the electric utility industry. The legislation sets forth principles for restructuring which are modeled after the principles adopted in Massachusetts and
Rhode Island. The legislation directs the New Hampshire Public Utilities Commission (NHPUC) to conduct a proceeding to establish criteria for restructuring plans to be filed by each utility in June 1997 and to establish an interim stranded cost recovery charge for each utility, pending a final determination of the appropriate level of stranded cost recovery in the context of a rate proceeding. The bill allows the NHPUC significant discretion in determining the appropriate level of stranded cost recovery and is expected to be signed by the Governor.
     In response to legislation enacted in 1995, the NHPUC has initiated a retail competition pilot which involves up to 3 percent of each utilities' load, the recovery of an access charge for stranded cost recovery and the unbundling of rates. Suppliers could begin providing service by late May 1996.
     In April 1996, the FERC issued Order No. 888 addressing open access transmission and indicated that those utilities that own transmission facilities will be required to file open access tariffs to make available transmission service to affiliates and nonaffiliates at fair non-discriminatory rates. Order No. 888 also stated that public utilities will be allowed to seek recovery of legitimate and verifiable stranded costs from departing customers as a result of wholesale competition. The FERC indicated that it will provide for the recovery of retail stranded costs only if state regulators lack the legal authority to address those costs at the time retail wheeling is required. The FERC also stated that it would consider proposals for stranded cost recovery under wholesale requirements contracts, such as the contracts between NEP and its retail affiliates.
     In response to the FERC Notice of Proposed Rulemaking issued in advance of Order No. 888 discussed above, NEP and NEES Transmission Services, Inc. (NEES Trans), a proposed new subsidiary of NEES, filed transmission tariffs in March 1996 at the FERC that, if accepted by the FERC, will become applicable for all wholesale transmission transactions, including those of the NEES retail distribution affiliates. Under the proposed tariffs and accompanying support agreements, NEES Trans will provide all wholesale transmission services involving the NEES companies' facilities under comparable, nondiscriminatory transmission rates.
The existing NEES companies, including NEP, would turn operational control of their transmission facilities over to NEES Trans in exchange for support payments from NEES Trans for these facilities.
NEP may, at a later date, transfer its transmission assets to NEES
Trans. NEP is requesting that its filing become effective by June
1, 1996 or upon approval by the Securities and Exchange Commission, for the establishment of this new company. The filing will be amended to conform to Order No. 888. If approved as filed, the implementation of the tariffs would not have a significant impact on NEP's revenues.

Risk factors
     The major risk factors affecting recovery of at-risk assets are: (i) regulatory and legal decisions, (ii) the market price of power, and (iii) the amount of market share retained by the NEES companies. First, there can be no assurance that a final restructuring plan ordered by regulatory bodies, or the courts, or through legislation will include an access charge that would fully recover stranded costs and include a fair return on those costs as they are being recovered. If laws are enacted or regulatory decisions are made that do not offer an opportunity to recover stranded costs, NEES believes it has strong legal arguments to challenge such laws or decisions. Such a challenge would be based, in part, on the assertion that subjecting utility generating assets to competition without compensation for stranded costs, while requiring utilities to open access to their wires at historic cost-based rates, would constitute an unconstitutional taking of property without just compensation. Second, the access charge proposed under Choice: New England recovers only sunk costs, such as plant expenditures and contractual commitments. Because of a regional surplus of electric generation capacity, current wholesale power prices in the short-term market are based on the short-run fuel costs of generating units. Such wholesale prices are not currently providing a significant contribution toward other marginal costs, such as operation and maintenance expenses. NEES expects this situation to continue in a retail market. Third, revenues will also be affected by the NEES companies' ability to retain existing customers and attract new customers in a competitive environment. As a result of the pressure on market prices and market share, it is likely that, even if Choice: New England is implemented, the generating business will experience revenue losses and increased revenue volatility for an indeterminate period, which will limit its ability to contribute to consolidated earnings and dividend growth during that period.
     Historically, electric utility rates have been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), requires regulated entities, in appropriate circumstances, to establish regulatory assets and liabilities, and thereby defer the income statement impact of certain costs that are expected to be recovered in future rates. The effects of regulatory, legislative, or utility initiatives, such as the proposed Rhode Island legislation, the proposed rules in Massachusetts, or Choice: New England, could, in the near future, cause all or a portion of the operations of its subsidiaries to cease meeting the criteria of FAS 71. In that event, the application of FAS 71 to such operations would be discontinued and a non-cash write-off of previously established regulatory assets and liabilities related to such operations would be required. At December 31, 1995, NEES had consolidated pre-tax regulatory assets
(net of regulatory liabilities) of approximately $600 million, of which about $500 million is related to its subsidiaries' generation business (including approximately $200 million related to oil and gas properties regulated as part of the generation business), and about $100 million is related to its subsidiaries' transmission and distribution businesses. In addition to the potential write-down of regulatory assets, write-downs of plant assets could be required if competitive or regulatory change should cause a substantial revenue loss, or lead to the permanent shutdown or sale of any generating facilities.

Millstone 3 Nuclear Generating Unit
- -----------------------------------
     NEP is a 12 percent joint owner of the Millstone 3 nuclear generating unit, a 1,150 megawatt unit operated by subsidiaries of
Northeast Utilities (NU). In March 1996, the unit was shut down as the result of an internal safety review. On April 4, 1996, the Nuclear Regulatory Commission (NRC) ordered Millstone 3 to remain shut down pending safety verification. The order also requires that specific technical issues be resolved prior to restarting the unit. Based on preliminary estimates provided by NU, NEP expects to incur approximately $1 million in incremental operation and maintenance costs related to Millstone 3. Replacement purchased power costs of approximately $1.5 million per month are also being incurred by NEP. NEP is not a joint owner of the Millstone 1 and 2 nuclear generating units, which are also shut down under NRC orders. NU has stated that the work required to comply with the NRC requirements for Millstone 3 is expected to be completed by July 1996. However, it is uncertain when any of the Millstone units will be allowed to restart. The New England Power Pool (NEPOOL) has indicated that if the Millstone units do not return to service during the summer peak-load period, there could, under certain circumstances, be insufficient power supply available in New England to meet demand. NEPOOL members are taking steps to prepare to meet summer load contingencies.

Retail Rate Activity
- --------------------
     In July 1995, Granite State Electric Company (Granite State) filed a $2.6 million rate increase request with the NHPUC. Granite
State received approval to collect an interim increase of $0.9 million effective November 1, 1995, subject to refund or surcharge pending the final outcome of the full case. On May 6, 1996, the NHPUC approved a settlement agreement for a $1.1 million rate increase effective June 1, 1996.

Operating Revenue
- -----------------

     The following table summarizes the changes in operating

revenue:
             Increase (Decrease) in Operating Revenue

                                          First Quarter
                                          -------------
                                          1996 vs 1995
                                          -------------
                                          (In Millions)

Sales growth                                             $16

Retail rate increases                                     11

Purchased Power Cost Adjustment (PPCA)                    (5)

Fuel recovery                                             13

Demand Side Management (DSM)
 program recovery                                         (2)

Other                                                     (5)
                                                         ---
                                                         $28
                                                         ===
    For a discussion of sales to ultimate customers, see the
Earnings section.
    Retail rate increases for the three months ended March 31,
1996
reflect a Massachusetts Electric $31 million base rate increase effective October 1, 1995, a Narragansett $12 million base rate increase effective in December 1995, and a Granite State $850,000 interim increase effective November 1, 1995. The PPCA mechanisms, in general, are designed to true-up the pass through of purchased power billings between NEP and the retail companies.

    For a discussion of fuel recovery see the fuel costs discussion in the Operating Expenses section.

Operating Expenses
- ------------------

    The following table summarizes the changes in operating

 expenses:
            Increase (Decrease) in Operating Expenses

                                                    First Quarter
                                                    -------------
                                                     1996 vs 1995
                                                    -------------
                                                    (In Millions)

Fuel costs                                                 $ 17

Purchased energy excluding fuel                             (12)

Operation and maintenance:

    Retail DSM                                               (2)

    Other                                                    (3)

Depreciation and amortization:

   Seabrook 1 and OCA amortization                           (7)

   Manchester Street depreciation                             4

   Oil and gas properties                                    (3)

Taxes                                                        12
                                                           ----
                                                           $  6
                                                           ====
   Fuel costs represent fuel for generation and the portion of purchased electric energy permitted to be recovered through NEP's fuel adjustment clause. The increase in fuel costs in the first quarter of 1996 reflects increased kWh sales and additional fixed pipeline demand charges. In accordance with a 1992 rate agreement,
50 percent of most of NEP's fixed pipeline demand charges in prior years were deferred pending completion of the Manchester Street Station repowering project. The project was completed in the second half of 1995 and accordingly no further amounts are being deferred. The deferred amounts are currently being amortized over
25 years.
   Purchased energy excluding fuel represents the remainder of purchased electric energy costs. The decrease in purchased energy excluding fuel for the first quarter of 1996 is principally due to first quarter 1995 overhauls and refueling shutdowns of three partially-owned nuclear power units. Two of these units are scheduled for refueling shutdowns in the second half of 1996. Under the existing terms of certain purchased power contracts with other utilities, NEP is reducing its power purchases in 1996, which will result in a $19 million reduction in 1996 purchased power expenses.
   The decrease in other operation and maintenance expenses reflects overhauls of wholly-owned generating units in the first quarter of 1995 partially offset by general increases in costs in other areas.
   The decrease in Seabrook 1 and OCA amortization reflects the completion in mid-1995 of the recovery of a portion of Seabrook 1 costs and certain coal conversion costs. These decreases were partially offset by the depreciation of the Manchester Street Station.
   Amortization of oil and gas properties decreased due to decreased production.
   The increase in taxes in 1996 was primarily due to the change in income for those periods and partially due to increased property taxes, including taxes on the Manchester Street Station.

Allowance For Funds Used During Construction (AFDC)
- --------------------------------------------------
   AFDC decreased for the first quarter of 1996 due to decreased construction work in progress associated with the Manchester
Street
Station repowering project. The accrual of AFDC ended for this project when the units began commercial operation.

Liquidity and Capital Resources
- -------------------------------
   Plant expenditures in the first three months of 1996 amounted to $63 million for the utility subsidiaries. The funds necessary for utility plant expenditures were primarily provided by net cash from operating activities, after the payment of dividends.

   The financing activities of NEES subsidiaries for the first three months of 1996 are summarized as follows:
                                          Issues
Retirements
                                          ------
- -----------
                                               (In Millions)
Long-term debt
- --------------
   Narragansett                                          $ 2
      $ 2
   NEP                                                    40
       50
   Hydro-Transmission Companies
        3
   New England Energy
    Incorporated (NEEI)
       16
                                            ---
- ---
                                            $42
$71
                                            ===
===
    NEP refinanced $40 million of variable rate mortgage bonds and
Narragansett refinanced $2 million of long-term debt at an interest rate of 7.24 percent in the first three months of 1996.
    Net cash from operating activities provided all of the funds for oil and gas expenditures for the first three months of 1996. NEEI's capitalized oil and gas exploration and development costs amounted to $2 million, which primarily represent capitalized interest costs.
    At March 31, 1996, NEES and its consolidated subsidiaries had lines of credit and standby bond purchase facilities with banks totaling $683 million. These lines and facilities were used for liquidity support for $165 million of commercial paper borrowings and for $372 million of NEP mortgage bonds in tax-exempt commercial paper mode. Fees are paid on the lines and facilities in lieu of compensating balances.

                   PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
- --------------------------

    Information concerning restructuring dockets before state and federal regulatory agencies, discussed in Part I of this report in
Management's Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference and made a part hereof.

    Information concerning a settlement agreement regarding a lawsuit filed against New England Power Company (NEP) by Milford Power Limited Partnership on October 28, 1994, and intervention into a NEP rate filing discussed in this report in Note C of Notes to Unaudited Financial Statements, is incorporated herein by reference and made a part hereof.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

    The Company filed reports on Form 8-K dated February 1, 1996, and February 16, 1996, both containing Item 5, Other Events.

    The Company is filing Financial Data Schedules.

                            SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.

                               NEW ENGLAND ELECTRIC SYSTEM


                               s/ Alfred D. Houston


                               Alfred D. Houston
                               Executive Vice President and
                               Chief Financial Officer


Date: May 10, 1996





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