Form 10-Q
period 1996-06-30
NEW ENGLAND ELECTRIC SYSTEM
filed 1996-08-14
CIK 71297

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


  (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996

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

                       Yes (X)      No ( )

Common Shares, par value $1 per share, authorized and outstanding: 64,898,262 shares at June 30, 1996.

PART I FINANCIAL STATEMENTS
Item 1. Financial Statements
- ----------------------------

                   NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                        Statements of Consolidated Income
                              Periods Ended June 30
                                   (Unaudited)
                                                 Quarter                Six Months
                                                 -------                ----------
                                            1996      1995     1996       1995
                                            ----      ----     ----       ----
                                                          (In Thousands)

Operating revenue                         $551,110  $533,547$1,137,330 $1,091,863
                                          --------  ------------------ ----------

Operating expenses:
  Fuel for generation                       72,440    58,468   146,732    107,427
  Purchased electric energy                124,893   140,290   250,583    285,785
  Other operation                          126,075   119,056   241,596    231,133
  Maintenance                               34,638    33,997    66,921     75,126
  Depreciation and amortization             65,230    68,832   130,906    140,825
  Taxes, other than income taxes            35,996    32,244    74,621     67,559
  Income taxes                              22,705    20,779    61,883     50,742
                                          --------  ------------------ ----------
       Total operating expenses            481,977   473,666   973,242    958,597
                                          --------  ------------------ ----------
       Operating income                     69,133    59,881   164,088    133,266

Other income:
  Allowance for equity funds used during
   construction                                        2,771                5,381
  Equity in income of generating companies   2,819     2,777     5,487      5,329
  Other income (expense), net                   44       (59)     (491)       493
                                          --------  ------------------ ----------
       Operating and other income           71,996    65,370   169,084    144,469
                                          --------  ------------------ ----------

Interest:
  Interest on long-term debt                27,278    27,065    55,122     53,144
  Other interest                             6,306     3,765    10,573      8,351
  Allowance for borrowed funds used during
   construction                               (450)   (3,272)     (958)    (6,596)
                                          --------  ------------------ ----------
       Total interest                       33,134    27,558    64,737     54,899
                                          --------  ------------------ ----------

Income after interest                       38,862    37,812   104,347     89,570

Preferred dividends of subsidiaries          1,993     2,173     4,165      4,345
Minority interests                           1,868     2,108     3,685      4,032
                                          --------  ------------------ ----------

       Net income                         $ 35,001  $ 33,531$   96,497 $   81,193
                                          ========  ================== ==========

Average common shares                   64,898,27464,958,82364,888,323 64,964,238


Net income per average common share           $.54      $.52     $1.49     $ 1.25
Dividends declared per share                  $.59      $.59    $1.180     $1.165

                   Statements of Consolidated Retained Earnings

Retained earnings at beginning of period  $854,720  $789,350  $831,529   $779,045
Net income                                  35,001    33,531    96,497     81,193
Dividends delcared on common shares        (38,332)  (38,332)  (76,637)   (75,689)
Premium on redemption of preferred stock      (450)               (450)
                                          --------  --------  --------   --------
Retained earnings at end of period        $850,939  $784,549  $850,939   $784,549
                                          ========  ========  ========   ========

    The accompanying notes are an integral part of these financial statements.

              NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                   Statements of Consolidated Income
                      Twelve Months Ended June 30
                              (Unaudited)
                                                        1996              1995
                                                        ----              ----
                                                             (In Thousands)
Operating revenue                                   $2,317,179  $2,240,908
                                                    ----------  ----------
Operating expenses:
  Fuel for generation                                  276,803     212,605
  Purchased electric energy                            513,168     559,903
  Other operation                                      511,184     500,030
  Maintenance                                          127,853     164,546
  Depreciation and amortization                        254,747     285,712
  Taxes, other than income taxes                       139,693     126,884
  Income taxes                                         139,481     111,044
                                                    ----------  ----------
       Total operating expenses                      1,962,929   1,960,724
                                                    ----------  ----------
       Operating income                                354,250     280,184

Other income:
  Allowance for equity funds used during construction    2,471      10,869
  Equity in income of generating companies              10,710       9,826
  Other income (expense), net                           (7,290)     (1,849)
                                                    ----------  ----------
       Operating and other income                      360,141     299,030
                                                    ----------  ----------

Interest:
  Interest on long-term debt                           110,343     101,411
  Other interest                                        22,048      15,069
  Allowance for borrowed funds used during construction             (8,378)       (11,574)
                                                    ----------  ----------
       Total interest                                  124,013     104,906
                                                    ----------  ----------

Income after interest                                  236,128     194,124

Preferred dividends of subsidiaries                      8,510       8,689
Minority interests                                       7,557       7,673
                                                    ----------  ----------

       Net income                                   $  220,061  $  177,762
                                                    ==========  ==========

Average common shares                               64,906,229  64,966,945

Net income per average common share                      $3.39      $ 2.74
Dividends declared per share                            $2.360      $2.315


              Statements of Consolidated Retained Earnings


Retained earnings at beginning of period             $ 784,549  $ 757,192
Net income                                             220,061    177,762
Dividends declared on common shares                   (153,221)  (150,405)
Premium on redemption of preferred stock                  (450)
                                                     ---------  ---------
Retained earnings at end of period                   $ 850,939  $ 784,549
                                                     =========  =========

The accompanying notes are an integral part of these financial statements.


                 NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (Unaudited)
                                                         June 30,                 December 31,
                                    ASSETS                 1996        1995
                                    ------                 ----        ----
                                                             (In Thousands)
Utility plant, at original cost                          $5,581,144$5,480,001
  Less accumulated provisions for depreciation and amortization       1,783,968    1,710,991
                                                         --------------------
                                                          3,797,176 3,769,010
Net investment in Seabrook 1 under rate settlement            7,605    15,210
Construction work in progress                                84,323    71,682
                                                         --------------------
       Net utility plant                                  3,889,104 3,855,902
                                                         --------------------
Oil and gas properties, at full cost                      1,272,417 1,266,290
  Less accumulated provision for amortization             1,063,471 1,032,777
                                                         --------------------
       Net oil and gas properties                           208,946   233,513
                                                         --------------------
Investments:
  Nuclear power companies, at equity                         47,524    47,056
  Other subsidiaries, at equity                              38,322    40,259
  Other investments                                          90,134    87,992
                                                         --------------------
       Total investments                                    175,980   175,307
                                                         --------------------
Current assets:
  Cash                                                        2,759     7,064
  Accounts receivable, less reserves of $20,226,000 and
   $18,308,000                                              255,710   284,033
  Unbilled revenues                                          60,139    66,300
  Fuel, materials, and supplies, at average cost             83,385    73,724
  Prepaid and other current assets                           81,014    77,673
                                                         --------------------
       Total current assets                                 483,007   508,794
                                                         --------------------
Deferred charges and other assets                           389,639   417,360
                                                         --------------------
                                                         $5,146,676$5,190,876
                                                         ====================
                        CAPITALIZATION AND LIABILITIES
                        ------------------------------
Capitalization:
  Common share equity:
    Common shares, par value $1 per share:
     Authorized - 150,000,000 shares
     Issued - 64,969,652 shares
     Outstanding - 64,898,262 shares and 64,923,721 shares         $   64,970     $   64,970
  Paid-in capital                                           736,814   736,823
  Retained earnings                                         850,939   831,529
  Treasury stock - 71,390 shares and 45,931 shares           (2,501)   (1,543)
                                                         --------------------
       Total common share equity                          1,650,222 1,631,779

  Minority interests in consolidated subsidiaries            47,697    48,912
  Cumulative preferred stock of subsidiaries                132,016   147,016
  Long-term debt                                          1,609,179 1,675,170
                                                         --------------------
       Total capitalization                               3,439,114 3,502,877
                                                         --------------------
Current liabilities:
  Long-term debt due within one year                         52,585    23,960
  Short-term debt                                           195,902   203,250
  Accounts payable                                          132,163   157,486
  Accrued taxes                                              31,289    15,894
  Accrued interest                                           26,857    27,455
  Dividends payable                                          37,626    38,683
  Other current liabilities                                 113,743    73,104
                                                         --------------------
       Total current liabilities                            590,165   539,832
                                                         --------------------
Deferred federal and state income taxes                     755,666   780,451
Unamortized investment tax credits                           92,575    93,408
Other reserves and deferred credits                         269,156   274,308
                                                         --------------------
                                                         $5,146,676$5,190,876
                                                         ====================

  The accompanying notes are an integral part of these financial statements.

                 NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                           Six Months Ended June 30
                                  (Unaudited)
                                                         1996          1995
                                                         ----          ----
                                                             (In Thousands)
Operating Activities:
   Net income                                           $  96,497    $  81,193
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                          133,636      143,559
   Deferred income taxes and investment tax credits, net  (26,626)      (3,703)
   Allowance for funds used during construction              (958)     (11,977)
   Amortization of unbilled revenues                                    (4,104)
   Minority interests                                       3,685        4,032
   Decrease (increase) in accounts receivable, net
     and unbilled revenues                                 36,117       46,040
   Decrease (increase) in fuel, materials, and supplies    (9,148)     (13,303)
   Decrease (increase) in prepaid and other current assets (3,127)        (931)
   Increase (decrease) in accounts payable                (25,997)     (38,272)
   Increase (decrease) in other current liabilities        53,901       11,754
   Other, net                                              16,525       (8,628)
                                                        ---------    ---------
      Net cash provided by operating activities         $ 274,505    $ 205,660
                                                        ---------    ---------

Investing Activities:
   Plant expenditures, excluding allowance for
     funds used during construction                     $(121,307)   $(181,766)
   Oil and gas exploration and development                 (6,127)      (8,783)
   Other investing activities                              (1,679)        (465)
                                                        ---------    ---------
      Net cash used in investing activities             $(129,113)   $(191,014)
                                                        ---------    ---------

Financing Activities:
   Dividends paid to minority interests                 $  (5,300)   $  (5,943)
   Dividends paid on NEES common shares                   (77,239)     (75,207)
   Long-term debt - issues                                 41,850      143,000
   Long-term debt - retirements                           (83,330)     (66,160)
   Changes in short-term debt                              (9,010)      (7,790)
   Redemption of preferred stock                          (15,000)
 Premium on redemption of preferred stock                    (450)
   Premium on reacquisition of long-term debt                (260)
   Repurchase of common shares                               (958)      (1,490)
                                                        ---------    ---------
      Net cash used in financing activities             $(149,697)   $ (13,590)
                                                        ---------    ---------

Net increase (decrease) in cash and cash equivalents    $  (4,305)   $   1,056

Cash and cash equivalents at beginning of period            7,064        3,047
                                                        ---------    ---------
Cash and cash equivalents at end of period              $   2,759    $   4,103
                                                        =========    =========

Supplementary Information:
   Interest paid less amounts capitalized               $  61,972    $  51,499
                                                        ---------    ---------
   Federal and state income taxes paid                  $  80,653    $  22,743
                                                        ---------    ---------

Changes in assets and liabilities shown above, other than cash, exclude the effects from the purchase of Nantucket Electric Company on March 26, 1996.

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

    Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by NEES or its subsidiaries. Where appropriate, the NEES companies intend to seek recovery from their insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful. At June 30, 1996, NEES had total reserves for environmental response costs of $49 million and a related regulatory asset of $19 million. NEES believes that hazardous waste liabilities for all sites of which it is aware, and which are not covered by a rate agreement, are not material to its financial position.


Note B - Investments in Nuclear Units
- -------------------------------------

Millstone 3 and Connecticut Yankee

    NEP is a 12 percent joint owner of the Millstone 3 nuclear generating unit (Millstone 3), a 1,150 megawatt (MW) unit and has a 15 percent ownership interest in Connecticut Yankee Atomic Power Company (Connecticut Yankee) which owns a 580 MW nuclear generating plant. Both plants are operated by subsidiaries of Northeast Utilities (NU). In March 1996, the Millstone 3 unit was shut down as the result of an internal safety review. On April 4, 1996, the Nuclear Regulatory Commission (NRC) ordered Millstone 3 to remain shut down pending verification that the unit's operations are in accordance with NRC regulations and the unit's operating license. NEP is not a joint owner of the Millstone 1 and 2 nuclear generating units, which are also shut down under NRC orders.

- -------------------------------------

    On June 28, 1996, the NRC notified NU that the Millstone units had been reclassified from Category 2 facilities to Category 3 facilities on the NRC "watch list". The NRC deems Category 3 plants as having significant weaknesses that require them to remain shut down until it is demonstrated that adequate programs have been established and implemented to ensure substantial improvement. A Category 3 designation also requires a vote of the NRC
Commissioners to restart the units. On August 6, 1996, the NRC Chairman described problems at the Millstone units as pervasive and indicated that a culture change is required. The NRC Chairman has also announced that independent verification of corrective actions taken at the units will be required prior to restart. It is uncertain when Millstone 3 will be allowed by the NRC to restart, although NEP believes that delays well beyond the end of 1996 are likely.

    Based on an estimate provided by NU, NEP accrued approximately $3 million in the second quarter of 1996 for its portion of the future incremental operation and maintenance costs related to corrective actions at the Millstone 3 unit. These costs were charged to other operation and maintenance expense. Additional costs may be incurred beyond those already recognized. NEP has been, and expects to continue until the unit is returned to service, incurring approximately $1.5 million per month in replacement power costs, which it has been recovering through its fuel clause.

    The Connecticut Yankee station was shut down on July 22, 1996 after a potential problem with the cooling systems was identified. On July 31, 1996, the NRC identified in an inspection report several additional issues which must be resolved prior to restart. The report addressed numerous programmatic weaknesses, significant deficiencies and errors, as well as issues similar to some identified at the Millstone 1 unit. As a result, Connecticut Yankee began a scheduled refueling outage early. On August 9, 1996, the NRC wrote to NU concerning recently identified safety concerns that raise questions regarding the continued operation of Connecticut Yankee. The NRC letter requires NU to resubmit under oath its basis for continued operation of the unit. NEP cannot predict when restart of Connecticut Yankee will occur.

Maine Yankee

    NEP has a 20 percent ownership interest in Maine Yankee Atomic Power Company (Maine Yankee) which owns an 880 MW nuclear generating station. The Maine Yankee station shut down on July 20, 1996 after identifying a potential problem with the cooling system. The station is in the process of returning to service. Maine Yankee is also subject to an NRC independent safety assessment
(ISA) that began in June 1996.  The ISA will be extensive and

- -------------------------------------

results are not expected until the Fall of 1996. Other nonaffiliated facilities which have been the subject of similar assessments have incurred substantial additional capital and operating expenditures. Prior to the shutdown, Maine Yankee had been operating at only 90 percent power. Upon its return to service, Maine Yankee will continue operating at 90 percent power until the NRC authorizes operation at a higher level.

    The New England Power Pool (NEPOOL) has indicated that with several nuclear units in New England not in service, there could be insufficient power supply available in New England to meet demand during the remainder of the summer peak-load period. NEPOOL members have taken steps to mitigate the load situation.

    In general, it is unknown what the total ultimate impact of the increased NRC scrutiny on the nuclear plants mentioned above will have on NEP's operations and costs.


Note C - Purchased Power Contract Disputes
- ------------------------------------------

    As previously reported, in October 1994, NEP was sued by, and later filed counterclaims against, Milford Power Limited Partnership (MPLP), a venture of Enron Corporation and Jones Capital that owned a 149 MW gas-fired power plant in Milford, Massachusetts. NEP purchased 56 percent of the power output of the facility under a long-term contract with MPLP. On April 24, 1996, NEP and MPLP executed a settlement agreement under which each party agreed to the dismissal of the lawsuit and the counterclaims, the restructuring of their power and fuel purchase arrangements, and the payment by MPLP to NEP in the third quarter of 1996 of an undisclosed amount of money. MPLP withdrew all allegations it made against NEP, including claims that NEP deceived its regulators and violated federal criminal statutes. The settlement has been approved by the Federal Energy Regulatory Commission. On August 1, 1996, MPLP sold its partnership interest in the plant to subsidiaries of American National Power, Inc.

    On July 11, 1996, various New England utilities that are members of NEPOOL, including NEP, submitted a dispute to arbitration regarding their Firm Energy Purchased Power Contract with Hydro-Quebec. The dispute concerns the components of a pricing formula. Based on NEP's interpretation of Hydro-Quebec's claims, NEP's share of additional billings owed to Hydro-Quebec would be approximately $3.5 million on a retroactive basis and an estimated $3.8 million per year on a prospective basis through 2001. An arbitrator has not yet been appointed.

Note D
- ------

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

Earnings
- --------
    Earnings for the second quarter of 1996 were $.54 per share compared with $.52 per share for the corresponding period in 1995. The table below details the primary factors affecting consolidated earnings:

                                          Period ending June 30,
                                          ----------------------
                                          3 Months      6 Months
                                          --------      --------
1995 earnings                                        $ .52          $1.25
Increased revenues                                     .09            .25
Decreased purchased power costs,
    excluding fuel                                     .13            .24
Seabrook 1 and Oil Conservation Adjustment
    (OCA) amortization                                 .06            .15
Increased depreciation, including
 Manchester Street                                    (.04)          (.08)
Allowance for funds used during
    construction (AFDC)                               (.07)          (.14)
Other operation and maintenance expenses              (.05)          (.02)
Taxes, other than income taxes                        (.04)          (.07)
Increased interest expense                            (.01)          (.03)
Other                                                 (.05)          (.06)
                                                     -----          -----
1996 earnings                                        $ .54          $1.49
                                                     =====          =====

     The increase in revenues reflects sales growth and retail rate increases. Kilowatt-hour (kWh) sales to ultimate customers increased 1.9 percent and 3.5 percent for the second quarter and first six months of 1996, respectively. The increase for the first six months is due, in part, to a return to more normal weather conditions in the first quarter of 1996 as compared with unusually mild weather experienced in the first quarter of 1995. For a discussion of other items affecting earnings, see the "Operating Revenue" and "Operating Expenses" sections.

Competitive Conditions
- ----------------------
     The electric utility business is being subjected to rapidly increasing competitive pressures, stemming from a combination of trends, including the presence of surplus generating capacity, a disparity in electric rates among regions of the country, improvements in generation efficiency, increasing demand for customer choice, and new regulations and legislation intended to foster competition. See the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
     In states across the country, including Massachusetts and New Hampshire, there have been an increasing number of proposals to allow retail customers to choose their electricity supplier, with incumbent utilities required to deliver that electricity over their transmission and distribution systems (also known as "retail wheeling"). In Rhode Island, such a proposal has been enacted into law.

Rhode Island legislation
     On August 7, 1996, the Governor of Rhode Island signed into law legislation that will restructure the electric utility industry in Rhode Island. Rhode Island is the first state to pass comprehensive legislation providing retail customers with access to alternative suppliers and providing utilities with recovery of their stranded investments. The NEES companies supported this legislation which affects New England Power Company (NEP) and The Narragansett Electric Company (Narragansett).

     The legislation will allow all customers of electric utilities to choose their power supplier under a phased-in approach, while transmission and distribution rates will remain regulated. This phase-in will begin on July 1, 1997 for customers representing approximately 10 percent of Narragansett's load, followed by another 10 percent on January 1, 1998, and the balance of customers on July 1, 1998.
     Under the new law, NEP's wholesale contract with Narragansett will be terminated. In return, the cost of NEP's past generation commitments to serve Narragansett's customers will be recovered through a transition access charge on retail distribution rates. Those commitments, which are currently estimated at approximately $4 billion on a present value basis in total for NEP (of which Narragansett's share is approximately $1 billion), consist of (i) generating plant commitments, (ii) regulatory assets, (iii) the above market component of purchased power contracts, and (iv) the operating cost of nuclear plants which cannot be mitigated by shutting down the plants. The aggregate amount of the transition access charge will be reduced by the fair market value of the utilities' non-nuclear generating assets. The value of such generating assets will be determined by leasing, selling, spinning off, or otherwise disposing of at least a 15 percent interest in such generating facilities.
     Sunk costs associated with generating plants and regulatory assets will be recovered over a period of 12 years, with an initial return on equity of one percentage point over the interest rate on long-term "BBB" rated utility bonds. Once the transition access charge is adjusted to reflect the market valuation of the non-nuclear generating plants, the return on equity will be retroactively increased to 11 percent. Purchased power contracts and nuclear decommissioning costs will be recovered as incurred over the life of those obligations, a period expected to extend beyond 12 years. The initial transition access charge will be set at 2.8 cents per kWh through December 31, 2000, and is expected to decline thereafter. Implementation of various aspects of the Rhode Island legislation is subject to Rhode Island Public Utilities Commission and Federal Energy Regulatory Commission (FERC) approval.
     The legislation also establishes performance-based rates for distribution utilities, such as Narragansett. Under the legislation, Narragansett will be entitled to increase its distribution rates by approximately $10 million annually for 1997 and 1998. In addition, for those two years, Narragansett's return on equity will be subject to a floor of 6 percent and a ceiling of 11 percent. Earnings over the ceiling will be shared equally between customers and shareholders up to an absolute cap on return on equity of 12.5 percent. To the extent that earnings fall below the floor, Narragansett will be authorized to surcharge customers for the shortfall.

Massachusetts and New Hampshire proceedings
     In February 1996, Massachusetts Electric Company
(Massachusetts Electric) filed with the Massachusetts Department of Public Utilities (MDPU) a plan for retail choice similar to the

Rhode Island legislation described above. Three other utilities and the Massachusetts Division of Energy Resources (DOER) also filed plans with the MDPU in February 1996. The DOER's plan calls for direct access for all customers beginning in 1998, with a pilot program beginning in 1997. The DOER's plan, however, proposes that, in exchange for stranded cost recovery, utilities divest their generating assets, either through sale or spinoff.
     On May 1, 1996, the MDPU issued a set of proposed rules and regulations governing the implementation of retail choice. The proposed rules would allow all customers of Massachusetts investor-owned utilities to choose their electricity supplier beginning in 1998 and would establish a price cap system for regulating the rates for distribution service that would continue to be provided by local utilities. The MDPU-proposed rules affirm the principle of stranded cost recovery for utilities over ten years, but create uncertainties concerning the extent of actual stranded cost recovery. While the MDPU did not order mandatory divestiture of generating assets, it stated that it might provide utilities financial incentives to divest. Hearings on the proposed rules were completed in July 1996. The MDPU has stated that it will issue final regulations by year-end 1996 and issue orders on the individual utility plans in 1997.
     The New Hampshire Public Utilities Commission (NHPUC) is expected to issue a preliminary restructuring plan for the electric utility industry in New Hampshire in August 1996.

FERC order
     In April 1996, the FERC issued Order No. 888 addressing open access transmission and required those utilities that own transmission facilities to file open access tariffs to make available transmission service to affiliates and nonaffiliates at fair non-discriminatory rates. Order No. 888 also stated that public utilities will be allowed to seek recovery of legitimate and verifiable stranded costs from departing customers as a result of wholesale competition. The FERC indicated that it will provide for the recovery of retail stranded costs only if state regulators lack the legal authority to address those costs at the time retail wheeling is required. The FERC also stated that it would permit stranded cost recovery under wholesale requirements contracts, such as the contracts between NEP and its retail affiliates.
     In response to the FERC Notice of Proposed Rulemaking issued in advance of Order No. 888 discussed above, NEP and NEES Transmission Services, Inc. (NEES Trans), a proposed new subsidiary of NEES, filed transmission tariffs in March 1996 at the FERC. On July 9,
1996, NEP, on behalf of the NEES companies, filed a transmission tariff with the FERC that conforms with the requirements of Order No. 888. This tariff became effective immediately upon filing, subject to refund, and supersedes the NEES Trans tariff that was previously filed in March 1996. If approved as filed, the implementation of the tariff would not have a significant impact on NEP's revenues.
Risk factors
     The major risk factors affecting recovery of at-risk assets are: (i) regulatory and legal decisions, (ii) the market price of power, and (iii) the amount of market share retained by the NEES companies. First, there can be no assurance that a final restructuring plan ordered by regulatory bodies, or the courts, or through legislation will include an access charge that would fully recover stranded costs and include a fair return on those costs as they are being recovered. If laws are enacted or regulatory decisions are made that do not offer an opportunity to recover stranded costs, NEES believes it has strong legal arguments to challenge such laws or decisions. Such a challenge would be based, in part, on the assertion that subjecting utility generating assets to competition without compensation for stranded costs, while requiring utilities to open access to their wires at historic cost-based rates, would constitute an unconstitutional taking of property without just compensation. Second, the access charge included in the Rhode Island legislation, as well as the one proposed by the NEES companies in Massachusetts and New Hampshire, recovers only the above market components of sunk costs, such as plant expenditures and contractual commitments. Because of a regional surplus of electric generation capacity, current wholesale power prices in the short-term market are based on the short-run fuel costs of generating units. Such wholesale prices are not currently providing a significant contribution toward other marginal costs, such as operation and maintenance expenses. NEES expects this situation to continue in a retail market. Third, revenues will also be affected by the NEES companies' ability to retain existing customers and attract new customers in a competitive environment. Pilot programs underway in New Hampshire and Massachusetts have been highly competitive, with many competitors and very low power prices being offered to participants. As a result of the pressure on market prices and market share, it is likely that, even with a fully compensatory transition access charge, the generating business will experience revenue losses and increased revenue volatility for an indeterminate period, which will limit its ability to contribute to consolidated earnings and dividend growth during that period.
     Historically, electric utility rates have been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. Financial Accounting Standard
No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), requires regulated entities, in appropriate circumstances, to establish regulatory assets and liabilities, and thereby defer the income statement impact of certain costs that are expected to be recovered in future rates. The effects of regulatory, legislative, or utility initiatives, could, in the near future, cause all or a portion of the operations of NEES subsidiaries to cease meeting the criteria of FAS 71. In that event, the application of FAS 71 to such operations would be discontinued and a non-cash write-off of previously established regulatory assets and liabilities related to such operations would be required. At December 31, 1995, NEES had consolidated pre-tax regulatory assets (net of regulatory liabilities) of approximately $600 million, of which about $500 million is related to its subsidiaries' generation business (including approximately $200 million related to oil and gas properties regulated as part of the generation business), and about $100 million is related to its subsidiaries' transmission and distribution businesses. In addition to the potential write-down of regulatory assets, write-downs of plant assets could be required if competitive or regulatory change should cause a substantial revenue loss, or lead to the permanent shutdown or sale of any generating facilities.
     This "Competitive Conditions" section contains forward-looking statements as defined under the securities laws. Actual results could differ materially from those projected. This section, particularly under "Risk factors", lists some of the reasons why results could differ materially from those projected.

Investments in Nuclear Units
- ----------------------------
Millstone 3 and Connecticut Yankee
     NEP is a 12 percent joint owner of the Millstone 3 nuclear generating unit (Millstone 3), a 1,150 megawatt (MW) unit and has a 15 percent ownership interest in Connecticut Yankee Atomic Power Company (Connecticut Yankee) which owns a 580 MW nuclear generating plant. Both plants are operated by subsidiaries of Northeast Utilities (NU). In March 1996, the Millstone 3 unit was shut down as the result of an internal safety review. On April 4, 1996, the Nuclear Regulatory Commission (NRC) ordered Millstone 3 to remain shut down pending verification that the unit's operations are in accordance with NRC regulations and the unit's operating license. NEP is not a joint owner of the Millstone 1 and 2 nuclear generating units, which are also shut down under NRC orders.
     On June 28, 1996, the NRC notified NU that the Millstone units had been reclassified from Category 2 facilities to Category 3 facilities on the NRC "watch list". The NRC deems Category 3 plants as having significant weaknesses that require them to remain shut down until it is demonstrated that adequate programs have been established and implemented to ensure substantial improvement. A Category 3 designation also requires a vote of the NRC
Commissioners to restart the units. On August 6, 1996, the NRC Chairman described problems at the Millstone units as pervasive and indicated that a culture change is required. The NRC Chairman has also announced that independent verification of corrective actions taken at the units will be required prior to restart. It is uncertain when Millstone 3 will be allowed by the NRC to restart, although NEP believes that delays well beyond the end of 1996 are likely.
     Based on an estimate provided by NU, NEP accrued approximately $3 million in the second quarter of 1996 for its portion of the future incremental operation and maintenance costs related to corrective actions at the Millstone 3 unit. These costs were charged to other operation and maintenance expense. Additional costs may be incurred beyond those already recognized. NEP has been, and expects to continue until the unit is returned to service, incurring approximately $1.5 million per month in replacement power costs, which it has been recovering through its fuel clause.
     The Connecticut Yankee station was shut down on July 22, 1996 after a potential problem with the cooling systems was identified. On July 31, 1996, the NRC identified in an inspection report several additional issues which must be resolved prior to restart. The report addressed numerous programmatic weaknesses, significant deficiencies and errors, as well as issues similar to some identified at the Millstone 1 unit. As a result, Connecticut
Yankee began a scheduled refueling outage early. On August 9, 1996, the NRC wrote to NU concerning recently identified safety concerns that raise questions regarding the continued operation of Connecticut Yankee. The NRC letter requires NU to resubmit under oath its basis for continued operation of the unit. NEP cannot predict when restart of Connecticut Yankee will occur.

Maine Yankee
     NEP has a 20 percent ownership interest in Maine Yankee Atomic Power Company (Maine Yankee) which owns an 880 MW nuclear generating station. The Maine Yankee station shut down on July 20, 1996 after identifying a potential problem with the cooling system. The station is in the process of returning to service. Maine Yankee is also subject to an NRC independent safety assessment
(ISA) that began in June 1996. The ISA will be extensive and results are not expected until the Fall of 1996. Other nonaffiliated facilities which have been the subject of similar assessments have incurred substantial additional capital and operating expenditures. Prior to the shutdown, Maine Yankee had been operating at only 90 percent power. Upon its return to service, Maine Yankee will continue operating at 90 percent power until the NRC authorizes operation at a higher level.
     The New England Power Pool (NEPOOL) has indicated that with several nuclear units in New England not in service, there could be insufficient power supply available in New England to meet demand during the remainder of the summer peak-load period. NEPOOL members have taken steps to mitigate the load situation.
     In general, it is unknown what the total ultimate impact of the increased NRC scrutiny on the nuclear plants mentioned above will have on NEP's operations and costs.

Retail Rate Activity
- --------------------
     On May 6, 1996, the NHPUC approved a settlement agreement for a $1.1 million rate increase for Granite State Electric Company
(Granite) which the Company began billing effective June 1, 1996.

Operating Revenue
- -----------------

     The following table summarizes the changes in operating

revenue:
             Increase (Decrease) in Operating Revenue

                                   Second Quarter    Six Months
                                   --------------   ------------
                                    1996 vs 1995    1996 vs 1995
                                   --------------   ------------
                                           (In Millions)

Sales growth                                        $ 9            $ 24

Retail rate increases                                11              22

Rate adjustment mechanisms                           (7)            (14)

Fuel recovery                                        10              27

Accrued New England Energy
 Incorporated (NEEI) revenues                        (6)            (10)

Unbilled revenues recognized
 under rate agreements                               (2)             (4)

Other                                                 3               -
                                                    ---            ----
                                                    $18            $ 45
                                                    ===            ====
    For a discussion of sales growth to ultimate customers, see the "Earnings" section.
    Retail rate increases for the second quarter and six months ended June 30, 1996 reflect a Massachusetts Electric $31 million base rate increase effective in October 1995, a Narragansett $12 million base rate increase effective in December 1995, and a
Granite $850,000 interim increase effective in November 1995 that was later replaced by a $1.1 million rate increase, effective on
June 1, 1996. Rate adjustment mechanisms include true-ups for the pass-through of purchased power billings between NEP and the retail companies.
    For a discussion of fuel recovery see the fuel costs discussion in the "Operating Expenses" section.
    Accrued NEEI fuel revenues reflect losses incurred by NEEI on its rate-regulated oil and gas operations.  These revenues are accrued in the year of loss, but are billed to customers through
NEP's fuel adjustment clause in the following year.  The decrease in NEEI losses in the quarter and six months is principally due to increased gas prices as well as a reduced level of production. Operating Expenses
- ------------------

    The following table summarizes the changes in operating

 expenses:
            Increase (Decrease) in Operating Expenses

                                 Second Quarter      Six Months
                                 --------------     ------------
                                   1996 vs 1995     1996 vs 1995
                                 --------------     ------------
                                          (In Millions)

Fuel costs                                      $ 12               $ 30

Purchased energy, excluding fuel                 (14)               (25)

Operation and maintenance                          8                  2

Depreciation and amortization:

  Seabrook 1 and OCA amortization                 (5)               (12)

  Depreciation, including
   Manchester Street                               4                  9

  Oil and gas properties                          (3)                (7)

Taxes, other than income taxes                     4                  7

Income taxes                                       2                 11
                                                ----               ----
                                                $  8               $ 15
                                                ====               ====

   Fuel costs represent fuel for generation and the portion of purchased electric energy permitted to be recovered through NEP's fuel adjustment clause. The increase in fuel costs in the second quarter and first six months of 1996 reflects increased kWh sales and additional fixed pipeline demand charges. These increases were partially offset by reduced purchases of power from nonaffiliates reflecting increased hydro generation and increased generation from affiliated nuclear power suppliers. In accordance with a 1992 rate agreement, approximately 50 percent of NEP's fixed pipeline demand charges in prior years were deferred pending completion of the
Manchester Street Station repowering project.   The remainder of
the fixed pipeline demand charges were passed through NEP's fuel clause. The project was completed in the second half of 1995 and, accordingly, no further amounts have been deferred. The deferred amounts are currently being amortized over 25 years.
   The portion of purchased electric energy costs not recovered through NEP's fuel clause is shown as purchased energy, excluding fuel. The decrease in purchased energy, excluding fuel, is principally due to 1995 overhauls and refueling shutdowns at Maine Yankee and two other partially-owned nuclear power units, as well as reduced purchases of capacity from other suppliers. Purchased power costs in 1995 also included NEP's portion of incremental costs to repair steam generator tubes at Maine Yankee. Two of these nuclear units, Connecticut Yankee, which is currently shutdown, and Vermont Yankee are scheduled for refueling shutdowns in the second half of 1996. See "Investments in Nuclear Units" section.

   The increase in other operation and maintenance expenses for the second quarter of 1996 includes costs associated with Millstone 3. These costs reflect NEP's portion of future incremental operation and maintenance costs related to corrective actions at the unit.
   The decrease in Seabrook 1 and OCA amortization reflects the completion in mid-1995 of the amortization of a portion of Seabrook 1 costs and certain coal conversion costs. These decreases were partially offset by increased depreciation of other utility plant, including the Manchester Street Station.
   The increase in taxes, other than income taxes in 1996 is due to increased property taxes, including taxes on the Manchester Street Station.

Allowance For Funds Used During Construction
- --------------------------------------------
   AFDC decreased for the second quarter and first six months of 1996 due to the completion of the Manchester Street Station repowering project in 1995.

Liquidity and Capital Resources
- -------------------------------
   Plant expenditures in the first six months of 1996 amounted to $121 million for the utility subsidiaries. The funds necessary for utility plant expenditures were provided by net cash from operating activities, after the payment of dividends.

   The financing activities of NEES subsidiaries for the first six months of 1996 are summarized as follows:
                                          Issues          Retirements
                                          ------          -----------
                                               (In Millions)
Long-term debt
- --------------
   Narragansett                                          $ 2             $ 2
   NEP                                                    40              50
   Hydro-Transmission Companies                                            5
   Narragansett Energy Resources
    Company                                                                1
   NEEI                                                                   25
                                            ---                ---
                                            $42                $83
                                            ===                ===
    NEP refinanced $40 million of variable rate mortgage bonds and Narragansett refinanced $2 million of long-term debt at an interest rate of 7.24 percent in the first six months of 1996. On July 16, 1996, the Nantucket Electric Company (Nantucket), a retail subsidiary, issued $28 million of long-term tax-exempt debt at rates ranging from 4.10 percent to 6.75 percent. Massachusetts
Electric guaranteed the debt on behalf of Nantucket. The retail subsidiaries plan to issue an additional $30 million of long-term debt by the end of 1996.
    Citing the passage of the restructuring legislation in Rhode
Island, Moody's Investor Services lowered the credit rating of NEP, Massachusetts Electric and Narragansett from A1 to A2 for senior secured debt. Standard & Poor's downgraded NEP's senior secured debt credit rating from A+ to A for similar reasons. Duff & Phelps
Credit Rating Company had previously downgraded NEP's senior secured debt from AA- to A+ in March 1996 in anticipation of increasing competitive forces in the Northeast.

    In the second quarter of 1996, NEP redeemed all of its 7.24 percent series of cumulative preferred stock. A premium of $450,000 in connection with this redemption was charged to retained earnings in the second quarter.
    Net cash from operating activities provided all of the funds for oil and gas expenditures for the first six months of 1996.
NEEI capitalized oil and gas exploration and development costs of $6 million in the first six months of 1996 which includes approximately $4 million of capitalized interest costs.
    At June 30, 1996, NEES and its consolidated subsidiaries had available lines of credit and standby bond purchase facilities with banks totaling $714 million. These lines and facilities were used for liquidity support for $194 million of commercial paper borrowings and for $372 million of NEP mortgage bonds in tax-exempt commercial paper mode. Fees are paid on the lines and facilities in lieu of compensating balances.

                   PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
- --------------------------

   Information concerning restructuring dockets before state and federal regulatory agencies, discussed in Part I of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference and made a part hereof.

   Information concerning a settlement agreement regarding a lawsuit filed against New England Power Company (NEP) by Milford Power Limited Partnership on October 28, 1994, discussed in this report in Note C of Notes to Unaudited Financial Statements, is incorporated herein by reference and made a part hereof.

   Information concerning arbitration of a dispute regarding NEP's purchased power contract with Hydro-Quebec discussed in this report in Note C of Notes to Unaudited Financial Statements, is incorporated herein by reference and made a part hereof.


Item 4.  Submission of Matters to a Vote of Security-Holders
- ------------------------------------------------------------

   On April 23, 1996, the Annual Meeting of Shareholders was held.

   Directors were elected and received the following votes:

     Director                 Votes For           Votes Withheld
     --------                 ---------           --------------
     Joan T. Bok              52,557,700            1,256,397
     Paul T. Joskow           52,735,875            1,078,222
     John M. Kucharski        52,932,556              881,541
     Edward H. Ladd           53,003,940              810,157
     Joshua A. McClure        52,918,624              895,473
     John W. Rowe             52,894,019              920,078
     George M. Sage           52,966,685              847,412
     Charles E. Soule         52,881,694              932,403
     Anne Wexler              52,844,879              969,218
     James Q. Wilson          52,891,201              922,896
     James R. Winoker         52,904,273              909,824


     The shareholders by a vote of 7,804,770 in favor, 37,464,474 against, and 2,130,221 abstaining, rejected a shareholder proposal regarding the splitting of shares.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

     The Company filed a report on Form 8-K dated May 30, 1996, containing Item 5, Other Events.

     The Company is filing Financial Data Schedules.

                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.

                               NEW ENGLAND ELECTRIC SYSTEM


                               s/Alfred D. Houston


                               Alfred D. Houston
                               Executive Vice President and
                               Chief Financial Officer


Date: August 14, 1996





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