Form 10-Q
period 1996-09-30
NEW ENGLAND ELECTRIC SYSTEM
filed 1996-11-08
CIK 71297

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


  (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996

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

                       Yes (X)      No ( )

Common Shares, par value $1 per share, authorized and outstanding: 64,893,481 shares at September 30, 1996.

PART I FINANCIAL STATEMENTS
Item 1. Financial Statements
----------------------------
                   NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                        Statements of Consolidated Income
                            Periods Ended September 30
                                   (Unaudited)
                                                 Quarter                 Nine Months
                                                 -------                 -----------
                                            1996     1995      1996       1995
                                            ----     ----      ----       ----
                                                         (In Thousands)
Operating revenue                         $616,857 $599,126 $1,754,187 $1,690,989
                                          -------- -------- ---------- ----------

Operating expenses:
  Fuel for generation                       92,771   64,176    239,503    171,603
  Purchased electric energy                126,300  133,757    376,883    419,542
  Other operation                          126,475  130,050    368,071    361,183
  Maintenance                               31,564   27,069     98,485    102,195
  Depreciation and amortization             64,477   63,610    195,383    204,435
  Taxes, other than income taxes            36,146   31,944    110,767     99,503
  Income taxes                              41,740   46,199    103,623     96,941
                                          -------- -------- ---------- ----------
       Total operating expenses            519,473  496,805  1,492,715  1,455,402
                                          -------- -------- ---------- ----------
       Operating income                     97,384  102,321    261,472    235,587

Other income:
  Allowance for equity funds used during
   construction                                       2,361                 7,742
  Equity in income of generating companies   2,565    2,566      8,052      7,895
  Other income (expense), net                 (150)    (771)      (641)      (278)
                                          -------- -------- ---------- ----------
       Operating and other income           99,799  106,477    268,883    250,946
                                          -------- -------- ---------- ----------

Interest:
  Interest on long-term debt                27,477   27,509     82,599     80,653
  Other interest                             4,872    5,410     15,445     13,761
  Allowance for borrowed funds used during
   construction                               (501)  (4,339)    (1,459)   (10,935)
                                          -------- -------- ---------- ----------
       Total interest                       31,848   28,580     96,585     83,479
                                          -------- -------- ---------- ----------

Income after interest                       67,951   77,897    172,298    167,467
Preferred dividends of subsidiaries          1,833    2,172      5,998      6,517
Minority interests                           1,743    1,905      5,428      5,937
                                          -------- -------- ---------- ----------

       Net income                         $ 64,375 $ 73,820 $  160,872 $  155,013
                                          ======== ======== ========== ==========

Average common shares                   64,894,972          64,924,456 64,890,539     64,950,977

Net income per average common share           $.99    $1.14      $2.48     $2.390
Dividends declared per share                  $.59    $ .59      $1.77     $1.755


                   Statements of Consolidated Retained Earnings

Retained earnings at beginning of period  $850,939 $784,549  $ 831,529  $ 779,045
Net income                                  64,375   73,820    160,872    155,013
Dividends declared on common shares        (38,249) (38,279)             (114,886)      (113,968)
Other                                                             (450)
                                          -------- --------  ---------  ---------
Retained earnings at end of period        $877,065 $820,090  $ 877,065  $ 820,090
                                          ======== ========  =========  =========

    The accompanying notes are an integral part of these financial statements.

             NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                   Statements of Consolidated Income
                   Twelve Months Ended September 30
                              (Unaudited)
                                                        1996                   1995
                                                        ----                   ----
                                                               (In Thousands)

Operating revenue                                    $2,334,910   $2,248,401
                                                     ----------   ----------
Operating expenses:
  Fuel for generation                                   305,398      221,209
  Purchased electric energy                             505,711      554,381
  Other operation                                       507,609      506,576
  Maintenance                                           132,348      154,850
  Depreciation and amortization                         255,614      269,265
  Taxes, other than income taxes                        143,895      126,299
  Income taxes                                          135,022      117,670
                                                     ----------   ----------
       Total operating expenses                       1,985,597    1,950,250
                                                     ----------   ----------
       Operating income                                 349,313      298,151

Other income:
  Allowance for equity funds used during construction       110       10,690
  Equity in income of generating companies               10,709        9,728
  Other income (expense), net                            (6,669)      (2,666)
                                                     ----------   ----------
       Operating and other income                       353,463      315,903
                                                     ----------   ----------

Interest:
  Interest on long-term debt                            110,311      105,284
  Other interest                                         21,510       14,961
  Allowance for borrowed funds used during construction  (4,540)     (13,494)
                                                     ----------   ----------
       Total interest                                   127,281      106,751
                                                     ----------   ----------

Income after interest                                   226,182      209,152
Preferred dividends of subsidiaries                       8,171        8,689
Minority interests                                        7,396        7,732
                                                     ----------   ----------

       Net income                                    $  210,615   $  192,731
                                                     ==========   ==========

Average common shares                                64,898,858   64,955,646

Net income per average common share                       $3.25        $2.97
Dividends declared per share                              $2.36        $2.33


             Statements of Consolidated Retained Earnings


Retained earnings at beginning of period              $ 820,090    $ 778,685
Net income                                              210,615      192,731
Dividends declared on common shares                    (153,190)    (151,326)
Other                                                      (450)
                                                      ---------    ---------
Retained earnings at end of period                    $ 877,065    $ 820,090
                                                      =========    =========


The accompanying notes are an integral part of these financial statements.

               NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                        Consolidated Balance Sheets
                                (Unaudited)
                                                      September 30,                December 31,
                                  ASSETS                 1996          1995
                                  ------                 ----          ----
                                                             (In Thousands)
Utility plant, at original cost                         $5,628,819   $5,480,001
 Less accumulated provisions for depreciation
   and amortization                                      1,816,833    1,710,991
                                                        ----------   ----------
                                                         3,811,986    3,769,010
Net investment in Seabrook 1 under rate settlement           3,803       15,210
Construction work in progress                               85,051       71,682
                                                        ----------   ----------
      Net utility plant                                  3,900,840    3,855,902
                                                        ----------   ----------
Oil and gas properties, at full cost                     1,279,057    1,266,290
 Less accumulated provision for amortization             1,077,540    1,032,777
                                                        ----------   ----------
      Net oil and gas properties                           201,517      233,513
                                                        ----------   ----------

Investments:
 Nuclear power companies, at equity                         48,147       47,056
 Other subsidiaries, at equity                              37,866       40,259
 Other investments                                          91,020       87,992
                                                        ----------   ----------
      Total investments                                    177,033      175,307
                                                        ----------   ----------
Current assets:
 Cash                                                        5,186        7,064
 Accounts receivable, less reserves of $20,176,000 and
   $18,308,000                                             253,249      284,033
 Unbilled revenues                                          58,003       66,300
 Fuel, materials and supplies, at average cost              83,732       73,724
 Prepaid and other current assets                           91,835       77,673
                                                        ----------   ----------
      Total current assets                                 492,005      508,794
                                                        ----------   ----------
Deferred charges and other assets                          371,556      417,360
                                                        ----------   ----------
                                                        $5,142,951   $5,190,876
                                                        ==========   ==========
                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common share equity:
   Common shares, par value $1 per share:
     Authorized - 150,000,000 shares
     Issued -      64,969,652 shares
     Outstanding - 64,893,481 shares and 64,923,721
     shares                                             $   64,970    $  64,970
 Paid-in capital                                           738,591      736,823
 Retained earnings                                         877,065      831,529
 Treasury stock - 76,171 shares and 45,931 shares           (2,585)      (1,543)
                                                        ----------   ----------
      Total common share equity                          1,678,041    1,631,779

 Minority interests in consolidated subsidiaries            48,005       48,912
 Cumulative preferred stock of subsidiaries                126,166      147,016
 Long-term debt                                          1,608,386    1,675,170
                                                        ----------   ----------
      Total capitalization                               3,460,598    3,502,877
                                                        ----------   ----------
Current liabilities:
 Long-term debt due within one year                         76,885       23,960
 Short-term debt                                           152,875      203,250
 Accounts payable                                          135,691      157,486
 Accrued taxes                                              34,197       15,894
 Accrued interest                                           22,662       27,455
 Dividends payable                                          35,679       38,683
 Other current liabilities                                 114,325       73,104
                                                        ----------   ----------
      Total current liabilities                            572,314      539,832
                                                        ----------   ----------
Deferred federal and state income taxes                    750,136      780,451
Unamortized investment tax credits                          92,048       93,408
Other reserves and deferred credits                        267,855      274,308
                                                        ----------   ----------
                                                        $5,142,951   $5,190,876
                                                        ==========   ==========

The accompanying notes are an integral part of these financial statements.

               NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                      Nine Months Ended September 30
                                (Unaudited)
                                                         1996          1995
                                                         ----          ----
                                                             (In Thousands)

Operating Activities:
   Net income                                           $ 160,872    $ 155,013
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                          198,599      208,879
   Deferred income taxes and investment tax credits, net  (32,290)       9,573
   Allowance for funds used during construction            (1,459)     (18,677)
   Amortization of unbilled revenues                                    (6,156)
   Minority interests                                       5,428        5,937
   Decrease (increase) in accounts receivable, net
     and unbilled revenues                                 40,714       35,679
   Decrease (increase) in fuel, materials, and supplies    (9,495)      (4,838)
   Decrease (increase) in prepaid and other current assets(13,948)      (1,789)
   Increase (decrease) in accounts payable                (22,469)     (27,523)
   Increase (decrease) in other current liabilities        53,196       18,472
   Other, net                                              30,491      (17,616)
                                                        ---------    ---------
      Net cash provided by operating activities         $ 409,639    $ 356,954
                                                        ---------    ---------

Investing Activities:
   Plant expenditures, excluding allowance for
     funds used during construction                     $(180,685)   $(248,283)
   Oil and gas exploration and development                (12,767)     (12,584)
   Other investing activities                              (2,196)      (1,169)
                                                        ---------    ---------
      Net cash used in investing activities             $(195,648)   $(262,036)
                                                        ---------    ---------

Financing Activities:
   Dividends paid to minority interests                 $  (8,827)   $  (8,897)
   Dividends paid on NEES common shares                  (115,343)    (112,983)
   Changes in short-term debt                             (52,037)     (41,370)
   Long-term debt - issues                                 69,850      370,000
   Long-term debt - retirements                           (87,570)    (294,040)
   Redemption of preferred stock                          (20,900)
   Return of capital to minority interests
     including related premium                                          (1,364)
   Repurchase of common shares                             (1,042)      (1,516)
                                                        ---------    ---------
      Net cash used in financing activities             $(215,869)   $ (90,170)
                                                        ---------    ---------

Net increase (decrease) in cash and cash equivalents    $  (1,878)   $   4,748

Cash and cash equivalents at beginning of period            7,064        3,047
                                                        ---------    ---------
Cash and cash equivalents at end of period              $   5,186    $   7,795
                                                        =========    =========



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

    Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by NEES or its subsidiaries. Where appropriate, the NEES companies intend to seek recovery from their insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful. At September 30, 1996, NEES had total reserves for environmental response costs of $50 million and a related regulatory asset of $20 million. NEES believes that hazardous waste liabilities for all sites of which it is aware, and which are not covered by a rate agreement, are not material to its financial position.


Note B - Investments in Nuclear Units
-------------------------------------

Connecticut Yankee

    New England Power Company (NEP) has a 15 percent equity ownership interest in Connecticut Yankee Atomic Power Company (Connecticut Yankee) which owns a 580 megawatt (MW) nuclear generating plant. At September 30, 1996, NEP's net investment in Connecticut Yankee was $16 million. Subsidiaries of Northeast Utilities (NU) own 49 percent of Connecticut Yankee. The Connecticut Yankee station has been shut down since July 22, 1996, after a potential problem with its cooling system was identified. Since that time, the Nuclear Regulatory Commission (NRC) has identified additional weaknesses and deficiencies which have to be addressed before the plant can restart. On September 3, 1996, the NRC sent an inspection team to Connecticut Yankee to investigate two unrelated events occurring at the plant while it was shut down. On October 9, 1996, the owners of Connecticut Yankee announced that permanent shutdown of the plant was likely. The announcement was

-------------------------------------

made based on an economic analysis comparing the incremental costs associated with operating and maintaining the plant with the expected value of the plant's output. A final decision by the Connecticut Yankee board of directors is expected in the near future. In the event the plant is permanently shut down, Connecticut Yankee's estimated billings to NEP, including decommissioning of the plant, is currently estimated to be approximately $120 million and is subject to Federal Energy Regulatory Commission approval. These costs would be recorded as an accrued liability with an offsetting regulatory asset in the expectation that the costs would be recoverable from customers. In the event of restart, costs in the range of at least $40 million would be required to address corrective actions at Connecticut Yankee. NEP's share of these costs would be at least $6 million.

Millstone 3

    NEP is a 12 percent joint owner of the Millstone 3 nuclear generating unit (Millstone 3), a 1,150 MW unit. Millstone 3 is operated by a subsidiary of NU. In March 1996, the Millstone 3 unit was shut down as a result of an internal safety review. In April 1996, the NRC ordered Millstone 3 to remain shut down pending verification that the unit's operations are in accordance with NRC regulations and the unit's operating license. NEP is not a joint owner of the Millstone 1 and 2 nuclear generating units, which are also shut down under NRC orders.

    The NRC has classified the Millstone units as Category 3 facilities on the NRC "watch list". The NRC deems Category 3 plants as having significant weaknesses that require them to remain shut down until it is demonstrated that adequate programs have been
established and implemented to ensure substantial improvement.   On
August 6, 1996, the NRC Chairman described problems at the Millstone units as pervasive and indicated that a culture change is required. The NRC Chairman has also announced that independent verification of corrective actions taken at the units will be required prior to restart. On October 18, 1996, the NRC established a Special Projects Office to oversee inspection and licensing activities at Millstone. The NRC expects the office to be in operation for 18 to 24 months. A vote of the NRC Commissioners is required prior to restart of the units. NEP cannot predict when Millstone 3 will be allowed by the NRC to restart, but believes that the unit will remain shut down for a very protracted period.

-------------------------------------

    NEP has an accrued liability of approximately $7 million at the end of the third quarter of 1996 for its share of the currently estimated future incremental operation and maintenance costs
related to corrective actions at the Millstone 3 unit.   Additional
costs may be incurred beyond those already recognized. During the outage, NEP is incurring approximately $1.5 million per month in replacement power costs, which it has been recovering from customers through its fuel clause.

Maine Yankee

    NEP has a 20 percent equity ownership interest in Maine Yankee Atomic Power Company (Maine Yankee) which owns an 880 MW nuclear generating station. Maine Yankee is currently operating at 90 percent power until the NRC authorizes operation at a higher level. As previously reported, the NRC is investigating allegations that inadequate analyses of the plant's emergency core cooling system were performed. In September 1996, the NRC asked the Department of Justice to review an NRC investigatory report on the allegations.

    Maine Yankee was also subject to an NRC independent safety assessment. On October 7, 1996, the NRC staff issued its report, which concluded that overall performance at Maine Yankee was considered adequate for operation. However, the report identified a number of weaknesses and deficiencies. Maine Yankee must respond by December 10, 1996 to the report with its plans for resolving the deficiencies. It is not known when, or if, the Maine Yankee plant will be allowed to return to maximum capacity or how much of an investment might be required to correct the deficiencies.

General

    On October 9, 1996, the NRC issued letters to all nuclear power plants requiring them to submit documentation showing that the plants are operated and maintained within their design basis, and any deviations are reconciled in a timely manner. The Seabrook 1, Maine Yankee, and Vermont Yankee nuclear power plants, in which NEP owns 10 percent, 20 percent, and 20 percent interests, respectively, will all be required to respond to the NRC letters by February 1997.

    In general, it is unknown what the total ultimate impact of the increased NRC scrutiny on the nuclear plants mentioned above will have on NEP's operations and costs.

Note C - Brayton Point
----------------------

    On October 22, 1996, the EPA announced it was beginning a process to revoke NEP's water discharge permit for its Brayton Point 1,538 MW power plant (Brayton Point). This action comes two years before the permit expiration date. The EPA expects to work with NEP and other interested parties, including the states of Rhode Island and Massachusetts, to recommend new permit requirements within 60 days. Brayton Point will continue to operate under the terms of its existing permit until permit modifications are made or a revised permit is issued. The EPA stated it took the action in response to environmental concerns regarding the plant's thermal discharges. NEP cannot predict at this time what permit changes will be required or the impact on plant operations and economics.


Note D
------

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

    Item 2. Management's Discussion and Analysis of Financial
    ---------------------------------------------------------

                Condition and Results of Operations
               -----------------------------------
    This section contains management's assessment of New England Electric System's (NEES) financial condition and the principal factors having an impact on the results of operations. This discussion should be read in conjunction with the consolidated financial statements and footnotes and the 1995 Annual Report on Form 10-K. This section contains forward-looking statements as defined under the securities laws. Actual results could differ materially from those projected. This section, particularly under "Competitive Conditions - Risk Factors", lists some of the reasons why results could differ materially from those projected.

Earnings
--------
    Earnings for the third quarter and first nine months of 1996 were $.99 per share and $2.48 per share compared with $1.14 per share and $2.39 per share for the corresponding periods in 1995.
The table below details the primary factors affecting consolidated earnings:
                                        Period ending September 30,
                                        ------------------------
                                         3 Months      9 Months
                                         --------      --------
1995 earnings                                       $1.14         $2.39
Increased revenues                                    .02           .27
Decreased purchased power costs,
    excluding fuel                                    .03           .27
Seabrook 1 and Oil Conservation
    Adjustment (OCA) amortization                       -           .15
Increased depreciation, including
    Manchester Street                                (.04)         (.12)
Allowance for funds used during
    construction (AFDC)                              (.07)         (.21)
Operation and maintenance expenses                   (.05)         (.07)
Taxes, other than income taxes                       (.04)         (.11)
Interest expense                                        -          (.04)
Other                                                   -          (.05)
                                                    -----         -----
1996 earnings                                       $ .99         $2.48
                                                    =====         =====

   The increases in revenues reflect retail rate increases and changes in kilowatt-hour (kWh) sales to ultimate customers. KWh sales to ultimate customers decreased in the third quarter by 1.3 percent reflecting a cooler summer in 1996, partially offset by an improving regional economy. KWh sales to ultimate customers increased for the nine month period by 1.8 percent also reflecting an improving regional economy. For a discussion of other items affecting earnings, see the "Operating Revenue" and "Operating Expenses" sections.

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

    In states across the country, including the New England states, there have been an increasing number of proposals to allow retail customers to choose their electricity supplier, with incumbent utilities required to deliver that electricity over their transmission and distribution systems (also known as "retail wheeling"). In these competitive circumstances, utilities across the country that operate generation plants, such as New England Power Company (NEP), face the risk that market prices may not be sufficient to recover the costs of the commitments incurred to supply customers under a regulated industry structure. The amount by which costs exceed market prices is commonly referred to as "stranded costs".

Massachusetts Settlement Agreement

    In May 1996, the Massachusetts Department of Public Utilities
(MDPU) issued a set of proposed rules and regulations governing the implementation of retail choice in Massachusetts. The proposed rules would allow all customers of Massachusetts investor-owned utilities to choose their electricity supplier beginning in 1998 and would establish a price cap system for regulating the rates for distribution service that would continue to be provided by local utilities. The MDPU proposed rules affirm the principle of stranded cost recovery for utilities over ten years, but create uncertainties concerning the extent of actual stranded cost recovery. While the MDPU did not order mandatory divestiture of generating assets, it stated that it might provide utilities financial incentives to divest. The MDPU has stated that it will issue final regulations by year-end 1996 and issue orders on individual utility plans in 1997.

    On October 1, 1996, Massachusetts Electric Company (Massachusetts Electric) and NEP, together with the Massachusetts Attorney General, the Massachusetts Division of Energy Resources and other parties, filed a comprehensive settlement agreement with the MDPU. The settlement agreement provides for the commencement of retail choice on January 1, 1998 (contingent on choice being available to the customers of all Massachusetts investor-owned utilities), full compensation for potential stranded costs, and the full divestiture of the NEES companies' fossil and hydroelectric generating business. Under the settlement agreement, customers who do not choose an alternative supplier would receive "Standard Offer" service, which would be priced to guarantee customers at least a 10 percent savings in 1998 from current electricity prices, therefore resulting in revenue losses for Massachusetts Electric.

    Under the settlement agreement, NEP's wholesale contract with Massachusetts Electric would be terminated. In return, the cost of NEP's past generation commitments to serve Massachusetts Electric's customers (estimated at approximately $3 billion) would be recovered through a transition access charge on retail distribution rates. Those commitments consist of (i) generating plant commitments, (ii) regulatory assets, (iii) the above-market component of purchased power contracts, and (iv) the operating cost of nuclear plants which cannot be mitigated by shutting down the plants, including nuclear decommissioning.

    Sunk costs associated with generating plants and regulatory assets would be recovered over a period of 12 years, based on an initial return on equity of 9.4 percent. As the transition access charge declines, NEP would earn mitigation incentives which would supplement its return on equity on sunk costs above the initial 9.4 percent during the 12 year transition period. The incentives are designed such that NEP believes it could earn a return on equity on sunk costs of 11 percent. The above-market component of purchased power contracts and nuclear decommissioning costs would be recovered as incurred over the life of those obligations, a period expected to extend beyond 12 years. The transition access charge would be reduced to reflect the net proceeds from the sale of the NEES companies' generating assets. The initial transition access charge, before the application of those proceeds, would be set at
2.8 cents per kWh through December 31, 2000, and is expected to decline thereafter.

    The settlement agreement requires the NEES companies to file a divestiture plan for the generating business with the MDPU by July 1, 1997. The NEES companies must complete the divestiture of its generating business within six months of the later of the commencement of retail access in Massachusetts or the receipt of all necessary regulatory approvals. In addition to NEP's fossil and hydroelectric generation operations, the properties to be divested include oil and gas properties owned by New England Energy Inc. (NEEI), and The Narragansett Electric Company's (Narragansett) ownership interest in the Manchester Street Station.

    As part of the divestiture plan, NEP would endeavor to sell or otherwise transfer its minority interest in four nuclear power plants to nonaffiliates. NEP may retain responsibility for decommissioning and related expenses if necessary. To the extent that the NEES companies are unable to divest their nuclear generating interests, the settlement agreement provides for an 80 percent/20 percent sharing between customers and shareholders of the revenues associated with the nuclear interests and the costs not otherwise reflected in the transition access charge.

    The settlement agreement also establishes performance-based rates for Massachusetts Electric. Under the plan, Massachusetts Electric's non-fuel rates would be frozen at current levels until the commencement of retail choice. Upon commencement of retail choice, Massachusetts Electric would receive an approximately $45 million increase in its distribution rates, with such rates then frozen through the year 2000. Massachusetts Electric's return on equity would be subject to a floor of 6 percent and a ceiling of 11 percent, effective upon commencement of retail choice. Earnings over the ceiling would be shared equally between customers and shareholders up to an absolute cap of 12.5 percent. To the extent that earnings fall below the floor, Massachusetts Electric would be authorized to surcharge customers for the shortfall. In addition, the settlement agreement provides for changes to the distribution cost of service that become effective on the retail access date. These changes include: an $11 million increase in annual depreciation expense, a $3 million annual contribution to a storm fund, and increased amortization of unfunded deferred income taxes of $1 million over six years.

    The settlement agreement, when approved, would also eliminate Massachusetts Electric's purchased power cost adjustment mechanism
(PPCA) as of July 31, 1996. This mechanism allows Massachusetts Electric to recover purchased power rate changes from NEP and the effects of NEP's seasonal rates. The agreement also stipulates that Massachusetts Electric's $18 million PPCA refund liability balance at July 31, 1996 will be used to create a $3 million storm contingency fund with the remainder being used to offset regulatory assets for hazardous waste costs.

    The MDPU, with the agreement of the parties, has set a procedural schedule under which it will issue a decision on the settlement agreement by January 10, 1997. The settlement agreement is also subject to approval by the Federal Energy Regulatory Commission (FERC). Additional governmental approvals would be required for the divestiture of the generating business. In addition, the implementation of retail choice in Massachusetts may be the subject of legislation from the Massachusetts legislature.

Rhode Island Legislation

    On August 7, 1996, the Governor of Rhode Island signed into law legislation that will restructure the electric utility industry in Rhode Island. Rhode Island is the first state to pass comprehensive legislation providing retail customers with access to alternative suppliers and providing utilities with recovery of their stranded investments. The NEES companies supported this legislation which affects NEP and Narragansett.

    The legislation allows all customers of electric utilities to choose their power supplier under a phased-in approach, while transmission and distribution rates will remain regulated. This phase-in will begin on July 1, 1997 for customers representing approximately 10 percent of Narragansett's load, followed by another 10 percent on January 1, 1998, and the balance of customers on July 1, 1998. All Rhode Island customers would have choice of supplier beginning January 1, 1998 if retail access is available to 40 percent or more of the kWh sales in New England by that date. Rhode Island customers will likely receive substantial savings in a competitive market, which will therefore result in revenue losses for Narragansett.

    Under the new law, NEP's wholesale contract with Narragansett will be terminated. In return, the cost of NEP's past generation commitments to serve Narragansett's customers (estimated at approximately $1 billion) will be recovered through a transition access charge on retail distribution rates similar to that contained in the Massachusetts settlement agreement. Under the Rhode Island legislation, the return on equity is initially set at one percentage point over the interest rate on long-term "BBB" rated utility bonds. Once the transition access charge is adjusted to reflect the market valuation of the non-nuclear generating plants, the return on equity will be retroactively increased to 11 percent.

    The legislation also establishes performance-based rates for distribution utilities, such as Narragansett. Under the legislation, Narragansett will be entitled to increase its distribution rates by approximately $10 million in 1997 and another $10 million in 1998. In addition, in 1996 and 1997, Narragansett's return on equity from distribution operations will be subject to a floor of 6 percent and a ceiling of 11 percent. Earnings over the ceiling will be shared equally between customers and shareholders up to an absolute cap on return on equity from distribution operations of 12.5 percent. To the extent that earnings fall below the floor, Narragansett will be authorized to surcharge customers for the shortfall.

    Implementation of various aspects of the Rhode Island legislation is subject to Rhode Island Public Utilities Commission and FERC approval.

New Hampshire Proceedings

    In September 1996, the New Hampshire Public Utilities Commission issued a preliminary restructuring plan for the electric utility industry in New Hampshire. The stated goals of the preliminary plan include encouraging the divestiture of generation assets and the recovery of some stranded costs through an interim non-bypassable transition charge. Recoverable stranded costs would be determined on a utility specific basis. The amount of recovery could be tied to the amount by which a utility's rates exceed the regional average electricity rate. Utilities with rates at or below the regional average could be entitled to greater recovery of stranded costs. Utility-specific interim stranded cost recovery hearings are scheduled for December 1996. A final plan is expected to be issued in February 1997.

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

    On July 9, 1996, NEP filed a transmission tariff with the FERC that conforms with the requirements of Order No. 888. This tariff became effective immediately upon filing, subject to refund. The implementation of the tariff is not expected to have a significant impact on NEP's revenues.

Accounting Implications

    Historically, electric utility rates have been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), requires regulated entities, in appropriate circumstances, to establish regulatory assets and liabilities, and thereby defer the income statement impact of certain costs that are expected to be recovered in future rates. The NEES companies believe that, if approved by regulators, the Massachusetts settlement agreement and the Rhode Island legislation would meet the criteria for continued application of FAS 71 to NEES's remaining regulated utility operations, including the recovery of stranded costs. As a result, no write-off of existing regulatory assets is expected and any loss from the divestiture of NEES's generating business would be recorded as a regulatory asset.

Risk Factors

    For a discussion of risk factors in the event that the Massachusetts settlement agreement is not approved and FERC approval of implementation of the Rhode Island legislation does not occur, see "Risk Factors" in the Company's Form 10-Q for the quarter ended June 30, 1996.

Investments in Nuclear Units
----------------------------

Connecticut Yankee

    NEP has a 15 percent equity ownership interest in Connecticut Yankee Atomic Power Company (Connecticut Yankee) which owns a 580 megawatt (MW) nuclear generating plant. At September 30, 1996, NEP's net investment in Connecticut Yankee was $16 million. Subsidiaries of Northeast Utilities (NU) own 49 percent of Connecticut Yankee. The Connecticut Yankee station has been shut down since July 22, 1996, after a potential problem with its cooling system was identified. Since that time, the Nuclear Regulatory Commission (NRC) has identified additional weaknesses and deficiencies which have to be addressed before the plant can restart. On September 3, 1996, the NRC sent an inspection team to Connecticut Yankee to investigate two unrelated events occurring at the plant while it was shut down. On October 9, 1996, the owners of Connecticut Yankee announced that permanent shutdown of the plant was likely. The announcement was made based on an economic analysis comparing the incremental costs associated with operating and maintaining the plant with the expected value of the plant's output. A final decision by the Connecticut Yankee board of directors is expected in the near future. In the event the plant is permanently shut down, Connecticut Yankee's estimated billings to NEP, including decommissioning of the plant, is currently estimated to be approximately $120 million and is subject to FERC approval. These costs would be recorded as an accrued liability with an offsetting regulatory asset in the expectation that the costs would be recoverable from customers. (See "Competitive Conditions" section.) In the event of restart, costs in the range of at least $40 million would be required to address corrective actions at Connecticut Yankee. NEP's share of these costs would be at least $6 million.

Millstone 3

    NEP is a 12 percent joint owner of the Millstone 3 nuclear generating unit (Millstone 3), a 1,150 MW unit. Millstone 3 is operated by a subsidiary of NU. In March 1996, the Millstone 3 unit was shut down as a result of an internal safety review. In April 1996, the NRC ordered Millstone 3 to remain shut down pending verification that the unit's operations are in accordance with NRC regulations and the unit's operating license. NEP is not a joint owner of the Millstone 1 and 2 nuclear generating units, which are also shut down under NRC orders.

    The NRC has classified the Millstone units as Category 3 facilities on the NRC "watch list". The NRC deems Category 3 plants as having significant weaknesses that require them to remain shut down until it is demonstrated that adequate programs have been
established and implemented to ensure substantial improvement.   On
August 6, 1996, the NRC Chairman described problems at the Millstone units as pervasive and indicated that a culture change is required. The NRC Chairman has also announced that independent verification of corrective actions taken at the units will be required prior to restart. On October 18, 1996, the NRC established a Special Projects Office to oversee inspection and licensing activities at Millstone. The NRC expects the office to be in operation for 18 to 24 months. A vote of the NRC Commissioners is required prior to restart of the units. NEP cannot predict when Millstone 3 will be allowed by the NRC to restart, but believes that the unit will remain shut down for a very protracted period.

    NEP has an accrued liability of approximately $7 million at the end of the third quarter of 1996 for its share of the currently estimated future incremental operation and maintenance costs
related to corrective actions at the Millstone 3 unit.   Additional
costs may be incurred beyond those already recognized. During the outage, NEP is incurring approximately $1.5 million per month in replacement power costs, which it has been recovering from customers through its fuel clause.

Maine Yankee

    NEP has a 20 percent equity ownership interest in Maine Yankee Atomic Power Company (Maine Yankee) which owns an 880 MW nuclear generating station. Maine Yankee is currently operating at 90 percent power until the NRC authorizes operation at a higher level. As previously reported, the NRC is investigating allegations that inadequate analyses of the plant's emergency core cooling system were performed. In September 1996, the NRC asked the Department of Justice to review an NRC investigatory report on the allegations.

    Maine Yankee was also subject to an NRC independent safety assessment. On October 7, 1996, the NRC staff issued its report, which concluded that overall performance at Maine Yankee was considered adequate for operation. However, the report identified a number of weaknesses and deficiencies. Maine Yankee must respond by December 10, 1996 to the report with its plans for resolving the deficiencies. It is not known when, or if, the Maine Yankee plant will be allowed to return to maximum capacity or how much of an investment might be required to correct the deficiencies.

General

    On October 9, 1996, the NRC issued letters to all nuclear power plants requiring them to submit documentation showing that the plants are operated and maintained within their design basis, and any deviations are reconciled in a timely manner. The Seabrook 1, Maine Yankee, and Vermont Yankee nuclear power plants, in which NEP owns 10 percent, 20 percent, and 20 percent interests, respectively, will all be required to respond to the NRC letters by February 1997.

    In general, it is unknown what the total ultimate impact of the increased NRC scrutiny on the nuclear plants mentioned above will have on NEP's operations and costs.

Brayton Point
-------------

    On October 22, 1996, the Environmental Protection Agency (EPA) announced it was beginning a process to revoke NEP's water discharge permit for its Brayton Point 1,538 MW power plant (Brayton Point). This action comes two years before the permit expiration date. The EPA expects to work with NEP and other interested parties, including the states of Rhode Island and Massachusetts, to recommend new permit requirements within 60 days. Brayton Point will continue to operate under the terms of its existing permit until permit modifications are made or a revised permit is issued. The EPA stated it took the action in response to environmental concerns regarding the plant's thermal discharges. NEP cannot predict at this time what permit changes will be required or the impact on plant operations and economics.

Operating Revenue
-----------------

    The following table summarizes the changes in operating revenue:
             Increase (Decrease) in Operating Revenue

                                   Third Quarter     Nine Months
                                   -------------    ------------
                                   1996 vs 1995     1996 vs 1995
                                   -------------    ------------
                                           (In Millions)

Sales growth                                     $(6)              $ 18
Retail rate increases                             11                 33
Rate adjustment mechanisms                        (4)               (18)
Fuel recovery                                     24                 50
Accrued NEEI revenues                             (4)               (14)
Demand side management (DSM)
 program recovery                                 (4)                (5)
Other                                              1                 (1)
                                                 ---               ----
                                                 $18               $ 63
                                                 ===               ====
    For a discussion of kWh sales to ultimate customers, see the "Earnings" section.

    Retail rate increases for the third quarter and nine months ended September 30, 1996 reflect a Massachusetts Electric $31 million base rate increase effective in October 1995, a Narragansett $12 million base rate increase effective in December 1995, and a Granite State Electric Company $1 million increase effective in November 1995. Rate adjustment mechanisms include true-ups for the pass-through of purchased power billings between NEP and the retail companies as well as certain rate-related adjustments recorded by NEP.

    For a discussion of fuel recovery see the fuel costs discussion in the "Operating Expenses" section.

    Accrued NEEI fuel revenues reflect losses incurred by NEEI on its rate-regulated oil and gas operations. These revenues are accrued in the year of loss, but are billed to customers through NEP's fuel adjustment clause in the following year. The decrease in NEEI losses in the quarter and nine months is principally due to increased gas prices as well as a reduced level of production.

Operating Expenses
------------------

    The following table summarizes the changes in operating expenses:
            Increase (Decrease) in Operating Expenses

                                 Third Quarter       Nine Months
                                 -------------      ------------
                                  1996 vs 1995      1996 vs 1995
                                 -------------      ------------
                                          (In Millions)

Fuel costs                                      $24               $ 54
Purchased energy, excluding fuel                 (3)               (29)
Operation and maintenance
  Retail DSM                                     (4)                (4)
  Other                                           5                  7
Depreciation and amortization:
  Seabrook 1 and OCA amortization                 -                (12)
  Depreciation, including
   Manchester Street                              4                 13
  Oil and gas properties                         (3)               (10)
Taxes, other than income taxes                    4                 11
Income taxes                                     (4)                 7
                                                ---               ----
                                                $23               $ 37
                                                ===               ====
   Fuel costs represent fuel for generation and the portion of purchased electric energy permitted to be recovered through NEP's fuel adjustment clause. The increases in fuel costs in the third quarter and first nine months of 1996 primarily reflect additional fixed pipeline demand charges due to the completion of the Manchester Street repowering project in the second half of 1995, the amortization of pipeline demand charges deferred during the project's construction period, and increased generation supplied to other utilities. In addition, the nine-month period reflects increased kWh sales.

   The portion of purchased electric energy costs not recovered through NEP's fuel clause is shown as purchased energy, excluding fuel. The decrease in purchased power costs, excluding fuel, for the third quarter and nine-month period reflects reductions in purchases under certain long-term power contracts. Purchased power costs in the first six months of 1995 also included NEP's portion of the incremental costs to repair steam generator tubes at Maine

Yankee. Purchased power costs from other power suppliers also decreased in the first six months but increased in the third quarter primarily due to the timing of overhauls and refueling shutdowns.

   The increase in operation and maintenance expenses for the third quarter and nine-month periods include costs associated with NEP's joint ownership interest in the Millstone 3 nuclear generating unit. These costs reflect NEP's portion of currently estimated incremental costs to correct deficiencies at the unit. The increase also reflects higher customer service expenses for both periods. Partially offsetting the increase in operation and maintenance expenses was decreased overhaul activity at NEP's fossil and hydroelectric generating units in the first nine months of 1996.

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

Allowance For Funds Used During Construction
--------------------------------------------
   AFDC decreased for the third quarter and first nine months of 1996 due to the completion of the Manchester Street Station repowering project in 1995.

Liquidity and Capital Resources
-------------------------------
   Plant expenditures in the first nine months of 1996 amounted to $181 million for the utility subsidiaries. The funds necessary for utility plant expenditures were provided by net cash from operating activities, after the payment of dividends.

   The financing activities of NEES subsidiaries for the first nine months of 1996 are summarized as follows:

                                                Issues  Retirements
                                                ------  -----------
                                                    (In Millions)
Long-term debt
--------------
   Nantucket Electric Company (Nantucket)            $28
   NEP                                                40        $50
   Narragansett                                        2          2
   Hydro-Transmission Companies                                   9
   Narragansett Energy Resources
    Company                                                       1
   NEEI                                                          26
                                                     ---        ---
                                                     $70        $88
                                                     ===        ===
    In July 1996, Nantucket issued $28 million of long-term tax-exempt debt at rates ranging from 4.10 percent to 6.75 percent to fund construction of an undersea cable. Massachusetts Electric guaranteed the debt on behalf of Nantucket. NEP refinanced $40 million of variable rate mortgage bonds and Narragansett refinanced $2 million of long-term debt at an interest rate of 7.24 percent in the first nine months of 1996. The retail subsidiaries plan to issue an additional $30 million of long-term debt by the end of 1996. In addition, NEP plans to refinance $8 million of variable rate debt in the fourth quarter of 1996.

    In August 1996, NEP repurchased $6 million of its 4.64 percent series of cumulative preferred stock. In May 1996, NEP redeemed all ($15 million) of its 7.24 percent series of cumulative preferred stock.

    NEP has approximately $740 million of mortgage bonds outstanding. The bond indenture terms restrict the sale of the trust property in its entirety or substantially in its entirety. Therefore, the proposed sale of NEP's generating business would likely require that NEP either amend the bond indenture terms or defease the indenture and the bonds in connection with the proposed sale. Any defeasance of bonds is expected to be either to maturity or at general redemption prices. See "Competitive Conditions" section.

    Net cash from operating activities provided all of the funds for oil and gas expenditures for the first nine months of 1996. NEEI capitalized oil and gas exploration and development costs of $13 million in the first nine months of 1996 which includes approximately $5 million of capitalized interest costs.

    At September 30, 1996, NEES and its consolidated subsidiaries had available lines of credit and standby bond purchase facilities with banks totaling $715 million. These lines and facilities were used for liquidity support for $153 million of commercial paper borrowings and for $372 million of NEP mortgage bonds in tax-exempt commercial paper mode. Fees are paid on the lines and facilities in lieu of compensating balances.

                   PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

     Information concerning restructuring dockets before state and federal regulatory agencies, discussed in Part I of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference and made a part hereof.

     On July 11, 1996, various New England utilities that are members of NEPOOL, including New England Power Company (NEP), submitted a dispute to arbitration regarding their Firm Energy Purchased Power Contract with Hydro-Quebec. The dispute concerns the components of a pricing formula. Based on NEP's interpretation of Hydro-Quebec's claims, NEP's share of additional billings owed to Hydro-Quebec would be approximately $3.5 million on a retroactive basis and an estimated $3.8 million per year on a prospective basis through 2001. On October 18, 1996, NEP and other New England utilities who are parties to the Firm Energy Contract filed a motion to dismiss Hydro-Quebec's claims. A decision on the motion is expected by December of this year.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     The Company filed reports on Form 8-K dated September 12,
1996, September 18, 1996, and October 1, 1996, all containing Item 5, Other Events.

     The Company is filing Financial Data Schedules.

                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.

                               NEW ENGLAND ELECTRIC SYSTEM


                               s/Alfred D. Houston


                               Alfred D. Houston
                               Executive Vice President and
                               Chief Financial Officer


Date: November 8, 1996





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