Form 10-K405
period 1996-12-31
NEW ENGLAND ELECTRIC SYSTEM; MASSACHUSETTS ELECTRIC CO; NARRAGANSETT ELECTRIC CO; NEW ENGLAND POWER CO
filed 1997-03-28
CIK 71297, 63073, 69659, 71337

          SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C.  20549

                  FORM 10-K


          (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For fiscal year ended December 31, 1996

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

          Securities registered pursuant to Section 12(b) of the Act:


                                  Outstanding at  Name of each exchange
Registrant   Title of each class  March 18, 1997  on which registered
----------   -------------------  --------------  ---------------------
New England  Common Shares          64,826,067    New York Stock Exchange
Electric                                          Boston Stock Exchange
System



Securities registered pursuant to Section 12(g) of the Act:


Registrant                        Title of each class
----------                        -------------------

New England                   6.00% Cumulative Preferred Stock
Power Company                 Dividend Series Preferred Stock


Massachusetts                 Cumulative Preferred Stock
Electric Company              Preferred Stock - Cumulative


The Narragansett              Cumulative Preferred Stock
Electric Company



                      Aggregate market value
                       of the voting stock      Number of shares of
                      held by nonaffiliates    common stock outstanding
                      of the registrants at    of the registrants at
                          March 18, 1997           March 18, 1997
                      ----------------------  ------------------------

New England             $2,187,879,761         64,826,067  ($1 par value)
Electric System

New England                $6,095,375           6,449,896  ($20 par value)
Power Company

Massachusetts                 None              2,398,111  ($25 par value)
Electric Company

The Narragansett              None              1,132,487  ($50 par value)
Electric Company

                    Documents Incorporated by Reference


                                               Part of Form 10-K into which
        Description                              document is incorporated
----------------------------------             ----------------------------
Portions of Annual Reports to                           Part II
Shareholders for the year ended
December 31, 1996 of the following
companies, as set forth in Part II

   New England Electric System
   New England Power Company
   Massachusetts Electric Company
   The Narragansett Electric Company

Portions of Proxy Statement of                          Part III
New England Electric System
filed in connection with its
annual meeting of shareholders to
be held on April 29, 1997, as set
forth in Part III













       This combined Form 10-K is separately filed by New England Electric
System, New England Power Company, Massachusetts Electric Company, and The
Narragansett Electric Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies.

                        TABLE OF CONTENTS                             PAGE

GLOSSARY OF TERMS...........................................           iii

FORWARD LOOKING INFORMATION.................................             v

                              PART I
ITEM 1. BUSINESS............................................             1

THE SYSTEM..................................................             1

     System Organization....................................             1
     Employees..............................................             3

ELECTRIC UTILITY OPERATIONS.................................             4

     Industry Restructuring.................................             4
        Massachusetts Settlement Agreement..................             5
        Rhode Island Legislation............................             7
        New Hampshire Proceeding and Settlement Agreement...             8
        Federal Activity....................................             9
        1935 Act............................................            10
        Divestiture of Generation Business..................            10
        Risk Factors........................................            11
        Accounting Implications.............................            12
     Business Activity......................................            13
     Results of Operations..................................            17
     Rates..................................................            18
        General.............................................            18
        NEP Rates...........................................            19
        Mass. Electric Rates................................            20
        Narragansett Rates..................................            21
        Granite State Rates.................................            22
        Recovery of Demand-Side Management Expenditures.....            22
     Electric Utility Properties............................            23
        Divestiture.........................................            23
        Energy Mix..........................................            23
        Generation, Transmission, and Distribution
           Properties.......................................            24
        Map - Electric Utility Properties...................            28
        Fuel for Generation.................................            29
        Nonutility Power Producer Information...............            32
        Nuclear Units.......................................            33
     Regulatory and Environmental Matters....................           43
        Regulation..........................................            43
        Hydroelectric Project Licensing.....................            43
        Environmental Requirements..........................            44
     Construction and Financing..............................           49
     Research and Development................................           53

EXECUTIVE OFFICERS...........................................           54

ITEM 2. PROPERTIES...........................................           58

ITEM 3. LEGAL PROCEEDINGS....................................           58

                                                            PAGE
                             PART II



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.            59

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
        RELATED SECURITY HOLDER MATTERS.....................            59

ITEM 6. SELECTED FINANCIAL DATA.............................            59

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................            60

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........            60

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.................            61


                             PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.            61

ITEM 11. EXECUTIVE COMPENSATION.............................            66

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.........................................            81

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....            84


                             PART IV


ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K...................            85

INDEX TO FINANCIAL STATEMENTS...............................           114

                        GLOSSARY OF TERMS

  Term                        Meaning
  ----                        -------
AFDC                   allowance for funds used during
                         construction
AllEnergy              AllEnergy Marketing Company, LLC
BUW                    Brotherhood of Utility Workers of New
                         England, Inc.
C&LM                   Conservation and Load Management
Connecticut Yankee     Connecticut Yankee Atomic Power Company
Distribution Companies Mass. Electric, Narragansett, Granite
                         State, and Nantucket
DOE                    U.S. Department of Energy
DOJ                    Department of Justice
DSM                    demand-side management
EMF                    electric and magnetic fields
EPA                    U.S. Environmental Protection Agency
FERC                   Federal Energy Regulatory Commission
FAS 121                Financial Accounting Standards No. 121,
                         Accounting for the Impairment of Long-
                         Lived Assets and for Long-Lived Assets
                         to Be Disposed Of
FAS 71                 Financial Accounting Standards No. 71,
                         Accounting for the Effects of Certain
                         Types of Regulation
Firm Energy            agreement between NEPOOL members and
 Contract                Hydro-Quebec
Granite State          Granite State Electric Company
Granite State          Granite State Energy, Inc.
 Energy
IBC                    Intercoastal Bulk Carriers, Inc.
Interconnection        transmission interconnection between
                         participating New England utilities
                         and Hydro-Quebec
ISA                    independent safety assessment
ISC                    International Shipping Company
Keystone               Keystone Shipping Company
kWh                    kilowatt hour
Maine Yankee           Maine Yankee Atomic Power Company
Mass. Electric         Massachusetts Electric Company
Mass. Hydro            New England Hydro-Transmission Electric
                         Company, Inc.
MDPU                   Massachusetts Department of Public
                         Utilities
MRS                    Monitored Retrievable Storage
Nantucket              Nantucket Electric Company
Narragansett           The Narragansett Electric Company
NEEI                   New England Energy Incorporated
NEERI                  New England Electric Resources, Inc.
NEES                   New England Electric System
NEESCom                NEES Communications, Inc.
NEES companies         the subsidiaries of NEES
NEES Energy            NEES Energy, Inc.
NEET                   New England Electric Transmission
                         Corporation

                        GLOSSARY OF TERMS

  Term                        Meaning
  ----                        -------
NEP                  New England Power Company
NEPOOL               New England Power Pool
NEUs                 New England Utilities
N.H. Hydro           New England Hydro-Transmission Corporation
NHPUC                New Hampshire Public Utilities Commission
North Atlantic       North Atlantic Energy Corporation
NOx                  nitrogen oxide
NRC                  Nuclear Regulatory Commission
NU                   Northeast Utilities
NU Companies         Public Service Company of New Hampshire,
                       North Atlantic Energy Corporation, and
                       Northeast Utilities
OSP                  Ocean State Power
OSP II               Ocean State Power II
PBOPs                postretirement benefits other than pensions
PPCA                 purchased power cost adjustment
PRP                  potentially responsible party
Pricing Policy       SEC approved pricing policy between NEEI and
                       NEP
PSNH                 Public Service Company of New Hampshire
Resources            Narragansett Energy Resources Company
retail choice        retail customers are allowed to choose their
                       electricity supplier
retail wheeling      utilities required to deliver electricity
                       over their transmission and distribution
                       systems to retail customers who have
                       chosen a different electricity supplier
RIDEM                Rhode Island Department of Environmental
                       Management
RIPUC                Rhode Island Public Utilities Commission
Samedan              Samedan Oil Corporation
Seabrook 1           Seabrook Nuclear Generating Station Unit 1
SEC                  Securities and Exchange Commission
SED                  service extension discount
Service Company      New England Power Service Company
SO2                  sulphur dioxide
spent nuclear fuel   high level radioactive waste
SPCC                 Spill prevention control and counter-measure
stranded costs       the amounts by which prudently incurred
                       costs incurred to supply customers
                       electricity under a regulated industry
                       structure exceed market prices under an
                       unregulated industry structure
System               the subsidiaries of NEES collectively
unbilled revenues    electricity delivered but not yet billed
Vermont Yankee       Vermont Yankee Nuclear Power Corporation
Yankee Atomic        Yankee Atomic Electric Company
Yankee Companies     Yankee Atomic, Vermont Yankee, Maine Yankee,
                       and Connecticut Yankee
1935 Act             Public Utility Holding Company Act of 1935,
                       as amended

                   FORWARD LOOKING INFORMATION


   This report and other presentations made by NEES and its subsidiaries contain forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Throughout this report, forward looking statements can be identified by the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimated", "project", "believe", or similar expressions. Although NEES and each of its subsidiaries believe that, in making any such statements, its expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. Important factors that could cause actual results to differ materially from those in the forward looking statements include, but are not limited to: the impact of general economic changes in New England; changing fuel prices; the impact of industry restructuring and increased competition in the electric utility industry, as more fully set out below under INDUSTRY RESTRUCTURING, page 4; federal and state regulatory developments and changes in law which may have a substantial adverse impact on the value of NEES and the NEES companies' assets; changes in accounting rules and interpretations which may have an adverse impact on the NEES companies' statements of financial position and reported earnings; timing and adequacy of rate relief; adverse changes in electric load and customer growth; climatic changes or unexpected changes in weather patterns; generating plant and distribution facility performance and possible power shortages, as more fully set out below under Generation, Transmission, and Distribution Properties, page 24; and decommissioning costs associated with nuclear generating facilities, as set out under Nuclear Units below, page 33 (see Risk Factors, page 11, for more information).

                              PART I
Item 1.  BUSINESS
                            THE SYSTEM

                       SYSTEM ORGANIZATION

    New England Electric System (NEES) is a voluntary association created under Massachusetts law on January 2, 1926, and is a registered holding company under the Public Utility Holding Company Act of 1935, as amended (the 1935 Act). NEES owns voting stock in the amounts indicated of the following companies, which together constitute the System.
                                                        % Voting
                                                        Securities
                              State of    Type of        Owned by
    Name of Company         Organization  Business         NEES
    ---------------         ------------  --------      ---------

AllEnergy Marketing Company,  Mass.       Marketing         *
   L.L.C. (AllEnergy)

Granite State Electric Company            N.H.             Retail    100
  (Granite State)                         Electric

Granite State Energy, Inc.    N.H.        Marketing        100
  (Granite State Energy)

Massachusetts Electric Company            Mass.            Retail    100
  (Mass. Electric)                        Electric

Nantucket Electric Company    Mass.       Retail           100
  (Nantucket)                             Electric

The Narragansett Electric Company         R.I.             Retail    100
  (Narragansett)                          Electric

Narragansett Energy Resources R.I.        Wholesale        100
  Company (Resources)                     Electric
                                          Generation

NEERI International           Cayman      International    **
                              Islands,    Project
                              B.W.I.      Development

NEES Communications, Inc.     Mass.       Telecommunications         100
  (NEESCom)

NEES Energy, Inc. (NEES Energy)           Mass.            Marketing      100

New England Electric Resources,           Mass.            Development    100
  Inc. (NEERI)                            Services

New England Electric Transmission         N.H.             Electric  100
  Corporation (NEET)                      Transmission

New England Energy Incorporated           Mass.            Oil and Gas    100
  (NEEI)                                  Exploration
                                          & Development

New England Hydro Finance Company,        Mass.            Debt Financing ***
  Inc. (N.E. Hydro Finance)

New England Hydro-Transmission            N.H.             Electric  53.97(a)
  Corporation (N.H. Hydro)                Transmission


*  NEES Energy owns 50% of the voting securities
** NEERI owns 100% of the voting securities
***Mass. Hydro and N.H. Hydro each own 50% of the voting securities

                                                        % Voting
                                                        Securities
                              State of    Type of        Owned by
    Name of Company         Organization  Business         NEES
    ---------------         ------------  --------      ---------


New England Hydro-Transmission            Mass.            Electric  53.97(a)
  Electric Company, Inc.                  Transmission
  (Mass. Hydro)

New England Power Company (NEP)           Mass.            Wholesale 98.85(b)
                                          Electric
                                          Generation &
                                          Transmission (c)

New England Power Service Company         Mass.            Service   100
  (Service Company)                       Company


(a) The common stock of these subsidiaries is owned by NEES and certain participants (or their parent companies) in the second phase of the Hydro-Quebec project. See Interconnection with Quebec, page 32.

(b) Holders of common stock and 6% Cumulative Preferred Stock of
    NEP have general voting rights.  The 6% Cumulative Preferred
    Stock represents 1.15% of the total voting power.

(c) For information on NEP's ownership interest in nuclear generating units, see Nuclear Units, page 33.


    The facilities of NEES' four distribution electric subsidiaries, Mass. Electric, Narragansett, Granite State, and Nantucket (collectively referred to as the Distribution Companies), and of its principal wholesale electric subsidiary, NEP, constitute a single integrated electric utility system that is directly interconnected with other utilities in New England and New York State, and indirectly interconnected with utilities in Canada. See ELECTRIC UTILITY OPERATIONS, page 4.

    Granite State Energy is a wholly-owned, nonutility subsidiary of NEES which provides a range of energy and related services, including but not limited to sales of electric energy, audits, power quality, fuel supply, repair, maintenance, construction, design, engineering, and consulting.

    NEES Energy is a wholly-owned, nonutility marketing subsidiary of NEES. NEES Energy owns a 50% interest in AllEnergy, an energy marketing joint venture between NEES Energy and a wholly-owned subsidiary of Eastern Enterprises, a regional gas holding company.

    NEESCom is a wholly-owned, nonutility subsidiary of NEES which provides telecommunications and information-related products and services.

    NEET owns and operates a portion of an international transmission interconnection between the electric systems of Hydro-Quebec and New England. Mass. Hydro and N.H. Hydro own and operate facilities in connection with an expanded second phase of this interconnection. N.E. Hydro Finance provides the debt financing to Mass. Hydro and N.H. Hydro for the capital costs of the interconnection. For more information, see Interconnection with Quebec, page 32.

    NEEI is engaged in various activities relating to fuel supply for the System. These activities primarily include participation (principally through a partnership with a nonaffiliated oil company) in domestic oil and gas exploration, development, and production and the sale to NEP of fuel purchased in the open market. As part of the NEES companies' plan to divest their generating business, NEEI is planning to sell its oil and gas properties. For more information, see INDUSTRY RESTRUCTURING, page 4, and Oil and Gas Operations, page 30.

    Resources is a general partner, with a 20% interest, in each of two partnerships formed in connection with the Ocean State Power project. NEES' ownership interest in Resources is being offered for sale as part of the NEES companies' divestiture of their generating business. For more information, see INDUSTRY
RESTRUCTURING, page 4, and Ocean State Power, page 32.

    The Service Company has contracted with NEES and its subsidiaries to provide, at cost, such administrative, engineering, construction, legal and financial services as the companies request.

    NEERI is a wholly-owned, nonutility subsidiary of NEES which provides consulting and independent project development services domestically and internationally to nonaffiliates. NEERI also provides maintenance and construction services under contract to certain nonaffiliated utility customers. NEERI International is a wholly-owned, nonutility subsidiary of NEERI which will serve as a holding company for NEERI's capitalized international projects.


                            EMPLOYEES

    At December 31, 1996, NEES subsidiaries had approximately
4,790 employees. At that date, the total number of employees was approximately 845 at NEP, 1,740 at Mass. Electric, 760 at Narragansett, 70 at Granite State, 30 at Nantucket and 1,345 at the Service Company. Of the 4,790 employees, approximately 3,000 are members of labor organizations. Collective bargaining agreements with the Brotherhood of Utility Workers of New England, Inc. (BUW), the International Brotherhood of Electrical Workers, and the Utility Workers Union of America, AFL-CIO expire in May, 1999. The NEES companies have reached agreement with the BUW on certain employee benefits related to industry restructuring and divestiture, including a voluntary early retirement package and benefits for displaced employees.

                   ELECTRIC UTILITY OPERATIONS

                     INDUSTRY RESTRUCTURING

    On October 1, 1996, the NEES companies announced their intention to divest their generating business. The decision to divest the generating business was due to a combination of factors, discussed below, relating to the restructuring of the electric utility industry.

    For the past several years, the electric utility business has been subjected to rapidly increasing competitive pressures stemming from a number of trends, including the presence of surplus generating capacity, a disparity in electric rates among regions of the country, improvements in generation efficiency, increasing demand for customer choice, and new regulations and legislation intended to foster competition.

    In the recent past, this competition was most prominent in the bulk power market, in which nonutility generators have significantly increased their market share. Despite increased competition in the bulk power market, competition in the retail market has been limited as electric utilities have maintained exclusive franchises for the retail sale of electricity in specified service territories.

    In states across the country, including Massachusetts, Rhode Island, and New Hampshire, there have been proposals to allow retail customers to choose their electricity supplier, with incumbent utilities required to deliver that electricity over their transmission and distribution systems (also known as "retail wheeling"). When electricity customers are allowed to choose their electricity supplier, utilities across the country will face the risk that market prices may not be sufficient to recover the costs of the commitments incurred to supply customers under a regulated structure. The amounts by which costs exceed market prices are commonly referred to as "stranded costs."

    NEES provides electric service to retail customers through separate distribution subsidiaries operating in Massachusetts, Rhode Island, and New Hampshire. Each of the distribution subsidiaries currently purchases electricity on behalf of its customers under wholesale all-requirements contracts with NEES's wholesale generating subsidiary, NEP. NEP also provides all-requirements service to seven unaffiliated electric utilities. NEP estimates that at December 31, 1996, its above-market commitments on behalf of its all-requirements customers are as much as $4.5 billion on a present-value basis (before the application of the proceeds from the sale of its generating business). Those commitments consist of (i) the above-market portion of generating plant commitments, (ii) regulatory assets, (iii) the above-market portion of purchased power contracts, and (iv) the operating cost of nuclear plants that cannot be avoided by shutting down the plants, including nuclear decommissioning costs.

    As described below, comprehensive legislation was enacted in Rhode Island and a settlement agreement was reached in Massachusetts which, when all regulatory approvals are in place, would allow recovery of NEP's above-market commitments to retail customers in those states, which make up 95% of NEP's all-requirements sales. In return for that recovery, the NEES companies have agreed to provide lower rates to customers, as well as sell their generating business. Efforts are ongoing with New Hampshire and unaffiliated customers to secure recovery of the balance of NEP's above-market commitments.

Massachusetts Settlement Agreement

    On February 26, 1997, the Massachusetts Department of Public Utilities (MDPU) approved a settlement among NEP, its Massachusetts distribution affiliates Mass. Electric and Nantucket, the Massachusetts Attorney General, the Massachusetts Division of Energy Resources, and 12 other parties, which provides for retail choice for Massachusetts customers and the recovery of NEP's above-market commitments to serve those customers.

    The settlement provides for the commencement of retail choice on January 1, 1998 (contingent on choice being available to the customers of all Massachusetts investor-owned utilities). Customers who do not choose an alternative supplier would receive "standard offer" service, which would be priced to guarantee customers at least a 10% savings in 1998 compared with September 1996 bundled electricity prices.

    In accordance with the settlement, NEP's wholesale contracts with Mass. Electric and Nantucket have been amended to allow for early termination of all-requirements service under those contracts. The amendment provides that upon early termination, Mass. Electric's and Nantucket's share of the cost of NEP's above-market generation commitments will be recovered through a transition access charge on distribution facilities.

    The above-market portion of costs associated with generating plants and regulatory assets would be recovered over 12 years and would earn a return on equity of 9.4%. As the transition access charge declines, NEP would earn mitigation incentives that would supplement its return on equity. The incentives are structured such that NEP believes, based on its expectations of the level of mitigation it can achieve through divestiture and other means, that it could earn a cumulative return on equity on unrecovered costs of approximately 11%. The above-market component of purchased power contracts and nuclear decommissioning costs would be recovered as incurred over the life of those obligations, a period expected to extend beyond 12 years. Initially, the transition access charge would be set at 2.8 cents per kilowatt-hour (kWh) through December 31, 2000, and is expected to decline thereafter. The initial transition access charge assumes that the generating plants have no market value. To measure their actual market value, the NEES companies agreed to sell their generating business. The net proceeds from the sale will be used to reduce the transition access charge.

    The settlement also establishes performance-based rates for Mass. Electric. Under the settlement, Mass. Electric's nonfuel rates (and NEP's wholesale rates to Mass. Electric) would be frozen at current levels until the earlier of the commencement of retail choice or January 1, 2001. Upon commencement of retail choice, Mass. Electric's distribution rates would be set at a level approximately $45 million above the level embedded in its current bundled rates, with such rates then frozen through the year 2000. This increase reflects changes to the distribution cost of service that include an $11 million increase in annual depreciation expense, a $3 million annual contribution to a storm fund, and increased amortization of unfunded deferred income taxes of $1 million over six years. Mass. Electric's return on equity would be subject to a floor of 6% and a ceiling of 11%, effective upon commencement of retail choice. Earnings over the ceiling would be shared equally between customers and shareholders up to a maximum of 12.5%. This sharing results in an effective cap on the shareholder's return on equity of 11.75%. To the extent that earnings fall below the floor, Mass. Electric would be authorized to surcharge customers for the shortfall.

    The settlement would also eliminate Mass. Electric's purchased power cost adjustment (PPCA) mechanism as of July 31, 1996. This mechanism allows Mass. Electric to reconcile purchased power rate changes from NEP and the effects of NEP's seasonal rates. The settlement also stipulates that Mass. Electric's net $18 million PPCA refund liability balance at July 31, 1996 will be used to prefund a storm contingency fund with $3 million, while the remainder will be used to offset regulatory assets for hazardous waste costs.

    The settlement is subject to approval by the Federal Energy
Regulatory Commission (FERC). The FERC accepted the filing to become effective February 1, 1997, subject to refund, and ordered hearings.

    The Utility Workers Union of America and the Massachusetts Alliance of Utility Unions, who intervened in the MDPU proceeding on the settlement, have indicated they intend to appeal the MDPU's order approving the settlement to the Massachusetts Supreme Judicial Court. If an appeal is brought, the NEES companies will oppose it.

    Several bills are pending before the Massachusetts legislature on electric industry restructuring, including comprehensive legislation introduced by Governor William F. Weld and by the legislature's Joint Committee on Electric Restructuring. These bills cover many of the topics addressed in the settlement and could impact the implementation of the settlement.

    Among the issues being considered by the legislature is securitization, whereby a utility would assign to a trust all or a portion of its rights to receive access charges in exchange for a lump sum reimbursement of stranded costs.

Rhode Island Legislation

    In August 1996, the state of Rhode Island enacted pioneering legislation that allows customers in that state the opportunity to choose their electricity supplier. Under the Rhode Island statute, state accounts, certain new customers, and the largest manufacturing customers will be able to choose their supplier beginning on July 1, 1997. These customers represent approximately 2% of NEES's retail customer kWh sales. The balance of Rhode Island customers will be able to choose their supplier in 1998, with an additional 10% of customers load having choice on January
1 and the remainder on July 1. All Rhode Island customers would have choice of supplier at an earlier date if retail access becomes available to 40% or more of the kWh sales in New England.

    The statute calls for NEP's contract with NEES's Rhode Island distribution subsidiary, Narragansett, to be amended to permit a gradual, early termination of all-requirements service under this contract. The amendment provides that, in return, Narragansett's 22% share of the cost of NEP's above-market generation commitments would be recovered through a transition access charge on Narragansett's distribution facilities. The specifics of the transition access charge are similar to, and were a model for, those contained in the Massachusetts settlement. One difference is the statute's return on equity, which will be set at 11% as long as the NEES companies complete the divestiture or other market valuation of their generating business; otherwise, the return will be equal to 9.2%. Provisions relative to Narragansett's above-market generation commitments are parallel to those discussed above under Massachusetts Settlement Agreement.

    The statute also establishes performance-based rates for distribution utilities, such as Narragansett. Under the statute, Narragansett increased distribution rates by approximately $11 million in 1997 and is entitled to a similar increase in 1998.
In addition, in 1997, Narragansett's return on equity from distribution operations, exclusive of any performance standards factors, will be subject to a floor of 6% and a ceiling of 11%. Earnings over the ceiling will be shared equally between customers and shareholders up to a maximum return on equity from distribution operations of 12.5%. This sharing results in an effective cap on the shareholder's return on equity of 11.75%. To the extent that earnings fall below the floor, Narragansett will be authorized to surcharge customers for the shortfall.

    NEP and Narragansett filed with the FERC an amendment to their all-requirements contract in order to implement the statute. The FERC has set down the amendment, along with the Massachusetts settlement, for hearing. Narragansett has indicated it is willing to make certain changes to its plan in Rhode Island to parallel provisions in the Massachusetts settlement. Implementation of other aspects of the statute is subject to approval of the Rhode Island Public Utilities Commission (RIPUC). Proposed legislation has also been introduced in Rhode Island dealing with securitization of stranded costs.

New Hampshire Proceeding and Settlement Agreement

    On February 28, 1997, the New Hampshire Public Utilities Commission (NHPUC) issued its plan to implement a New Hampshire law calling for retail access by 1998. Under the plan, utilities such as Granite State whose rates are below the regional average would be allowed full recovery of stranded costs as calculated by the NHPUC. However, the NHPUC indicated that its methodology and proposed timing of recovery would yield both initial access charges and total recovery less than that requested by Granite State. Further, the NHPUC indicated that its decision would not result in savings for Granite State's customers.

    On March 3, 1997, Public Service Company of New Hampshire
(PSNH), the largest utility in New Hampshire, North Atlantic Energy Corporation (North Atlantic), and Northeast Utilities (collectively, the NU Companies) filed in federal court to stay the implementation of the NHPUC's plan. The NU Companies asserted that the NHPUC plan as applied to them could trigger bankruptcy of North Atlantic and PSNH. The case was transferred to the United States District Court of Rhode Island, which issued a temporary restraining order staying the NHPUC plan as applied to the NU Companies pending further action. The NHPUC on March 19, 1997, also granted a temporary stay of its own order. Granite State is seeking to intervene in the federal action to protect its rights, and will seek rehearing of the NHPUC plan by the NHPUC.

    Prior to the issuance of the NHPUC order, Granite State had reached an interim settlement with several customers and other stakeholders that would set initial access charges at 2.8 cents per kWh for two years, and in other respects would mirror the Massachusetts settlement described above. Stranded costs to be recovered after the two-year period would be subject to future regulatory determination. Unlike the NHPUC order, the interim agreement would provide all customers with a rate reduction of approximately 10%. This interim settlement is still pending before the NHPUC.

    Granite State's all-requirements purchased power contract with NEP requires either party to give seven years notice prior to terminating the contract. Termination of the contract would create stranded costs at NEP that it would seek permission from the FERC to recover from Granite State pursuant to the contract. However, it is unclear whether Granite State would be allowed under the NHPUC's rules to fully recover all of the stranded costs billed to it by NEP. If the NHPUC did not allow Granite State to fully recover stranded costs billed to it by NEP pursuant to FERC order, Granite State would seek a remedy in the courts.

Federal Activity

    In April 1996, the FERC issued Order No. 888 requiring utilities that own transmission facilities to file open access tariffs to make available transmission service to affiliates and nonaffiliates at fair, nondiscriminatory rates. Order No. 888 also stated that public utilities will be allowed to seek recovery of legitimate and verifiable stranded costs from departing customers as a result of wholesale competition. The FERC indicated that it will provide for the recovery of retail stranded costs only if state regulators lack the legal authority to address those costs at the time retail wheeling is required. The FERC also stated that it would permit stranded cost recovery under wholesale all-requirements contracts, such as those between NEP and its retail affiliates. However, upon reconsideration, FERC determined that it will serve as the primary forum for deciding stranded cost recovery cases if a nonjurisdictional municipal utility annexes territory currently served by a local retail utility. This move by FERC fills in a jurisdictional gap that could have arisen under the original Order No. 888, since municipal utilities are not necessarily subject to state commission jurisdiction. On February 26, 1997, the FERC announced Order No. 888-A, reaffirming the principles of Order No. 888, including stranded cost recovery.

    Because of the Massachusetts settlement and the Rhode Island statute, NEP does not expect it will rely exclusively on Order No. 888 to recover stranded costs from its affiliates in Massachusetts and Rhode Island. NEP cannot predict at this time whether an Order No. 888 filing will be necessary to fully recover stranded costs from Granite State or from seven unaffiliated wholesale customers should any of those customers choose to terminate service under their contracts with NEP. Granite State and these seven unaffiliated customers are responsible for approximately 3% and 2% of NEP's sales, respectively.

    In July 1996, NEP, on behalf of the NEES companies, filed a transmission tariff with the FERC pursuant to Order No. 888. The FERC accepted the filing, but ordered NEP to refile to conform more closely with the FERC's requirements under Order No. 888. The implementation of the tariff in mid-1996 did not have a significant impact on NEP's revenues.

    A number of proposals for federal legislation related to industry restructuring have been brought forward for consideration by the current Congress. The scope and aim of these vary widely; however, the NEES companies and others will argue that state settlements should be respected. NEES cannot predict what federal legislation, if any, may be enacted.

1935 Act

    The 1935 Act generally has been construed to limit the operations of a registered holding company to a single integrated public utility system, plus such additional businesses as are functionally related to such system. Among other things, the 1935 Act requires NEES and its subsidiaries to seek prior SEC approval before effecting mergers and acquisitions or pursuing other types of nonutility initiatives. Such pervasive regulation may impede or delay NEES's efforts to achieve its strategic and operating objectives. Consequently, NEES continues to support efforts to repeal or modify this legislation.

    In 1995, the SEC issued a report to the United States Congress advocating repeal of the 1935 Act, either on a conditional and transitional basis or immediate and outright repeal. The basis for the SEC's recommendation for repeal is that the 1935 Act is no longer reflective of regulatory and economic conditions. Following the SEC's report, there were several bills introduced in both the United States Senate and House of Representatives in 1996 which would have repealed the 1935 Act on a conditional and transitional basis and transferred its oversight functions to the FERC and the states. Although this proposed legislation did not pass, several bills addressing 1935 Act repeal or amendment have been introduced in the current legislative session.

Divestiture of Generation Business

    Under the Massachusetts settlement and, if such settlement is approved by the FERC, automatically under the Rhode Island statute, the NEES companies must complete the divestiture of their nonnuclear generating business within six months of the later of the commencement of retail choice in Massachusetts or the receipt of all necessary regulatory approvals. The NEES companies are in the process of soliciting proposals for the acquisition of their nonnuclear generating business with the objective of reaching definitive purchase and sale agreements by mid-1997. Closing would follow the receipt of regulatory approvals, which are expected to take at least six to 12 months following the execution of purchase and sale agreements. At December 1996, the nonnuclear net book value of the generating plant was approximately $1.1 billion.

    As part of the divestiture plan, NEP will endeavor to sell, or otherwise transfer, its minority interest in four nuclear power plants to nonaffiliates. NEP may retain responsibility for decommissioning and related expenses, if necessary. To the extent that NEP is unable to divest its nuclear generating interests, the Massachusetts settlement provides for a sharing between customers and shareholders of the revenues associated with the nuclear interests and the costs not otherwise reflected in the access charge, with 80% allocated to customers and 20% to shareholders. This sharing mechanism is not included in the Rhode Island statute previously discussed.

    Narragansett will be compensated by NEP for any difference between the sale price of Narragansett's share of the Manchester Street Station and its net book value. In addition, NEEI is planning to sell its oil and gas properties, the cost of which is supported by NEP through fuel purchase contracts.

    NEP has approximately $740 million of mortgage bonds outstanding. The bond indenture restricts the sale of the trust property in its entirety or substantially in its entirety. The proposed sale of NEP's generating business would likely require that NEP either amend the bond indenture or either defease or call the bonds in connection with the proposed sale. Any defeasance of bonds would be by the deposit of cash representing principal and interest to the maturity date or interest, principal, and general redemption premium to an earlier redemption date.

Risk Factors

    While substantial progress has been made in resolving the uncertainty regarding the impact on shareholders from industry restructuring, significant risks remain. These include, but are not limited to: (i) the potential that ultimately the Massachusetts settlement and the Rhode Island statute will not be implemented in the manner anticipated by NEES, (ii) the possibility of state or federal legislation that would increase the risks to shareholders above those contained in the Massachusetts settlement and Rhode Island statute, and (iii) the potential for adverse stranded cost recovery decisions involving Granite State and NEP's unaffiliated customers.

    The major risk factors affecting the Distribution Companies relate to the possibility of adverse regulatory or judicial decisions or legislation which limits the level of revenues the Distribution Companies are allowed to charge for their services. While substantial progress has been made in resolving the uncertainty regarding recovery by the Distribution Companies of stranded costs billed to them by NEP, significant risks remain. These risks are primarily attributable to the potential that ultimately the Massachusetts settlement and the Rhode Island statute, referred to above, will not be implemented in the manner anticipated by the Distribution Companies and/or the possibility of other state or federal legislation which would increase the risks to the Distribution Companies above those contained in the Massachusetts settlement and the Rhode Island statute.

    Even if these risks do not materialize, the implementation of the Massachusetts settlement and the Rhode Island statute will negatively impact financial results for NEES, starting in 1998.
The returns on equity permitted on NEES subsidiaries' transmission and distribution operations (up to 11.75%) and on the unrecovered commitments in the generating business (generally 9.4% to 11%) are less than those historically earned by NEES. In addition, starting in 1998, earnings will be affected by the return on the reinvestment of the proceeds from the sale of the generation business. Such reinvestment return is likely, at least in the near term, to be less than is currently earned by the generation business. Also, once NEP has divested its generating business and completed its stranded cost recovery, it will become solely a provider of transmission services with at least initially a smaller capital investment than currently exists.

Accounting Implications

    Historically, electric utility rates have been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), requires regulated entities, in appropriate circumstances, to establish regulatory assets, and thereby defer the income statement impact of certain costs expected to be recovered in future rates. The NEES companies have recorded approximately $550 million in regulatory assets in compliance with FAS 71 of which approximately $75 million relate to the transmission and distribution business.

    Both the Massachusetts settlement and the Rhode Island statute provide for full recovery of the costs of generating assets and oil and gas related assets (including regulatory assets) not recoverable from the proceeds of the divestiture of NEP's generating business. The costs of these assets would be recovered as part of a transition access charge imposed on all distribution customers. After the proposed divestiture, substantially all of NEP's business, including the recovery of its stranded costs, would remain under cost-based rate regulation. NEES believes the Massachusetts settlement and the Rhode Island statute will enable the NEES distribution companies operating in those states to recover through rates their specific costs of providing ongoing distribution services. In addition, FERC Order No. 888 enables transmission companies to recover their specific costs of providing transmission service. NEES believes these factors will allow its principal subsidiaries to continue to apply FAS 71 and that no impairment of plant assets will exist under Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of

Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (FAS
121). Any loss from the divestiture of generating assets and oil and gas assets will be recorded as a regulatory asset to be recovered through the ongoing transition access charge.

    Although NEES believes that its subsidiaries will continue to meet the criteria for continued application of FAS 71, NEES understands that members of the SEC staff have raised questions concerning the continued applicability of FAS 71 to certain other electric utilities facing restructuring. In addition, despite the progress made to date in Massachusetts and Rhode Island, it is possible that the final restructuring plans ultimately ordered by regulatory bodies would not reflect full recovery of stranded costs, including a fair return on those costs as they are being recovered. In the event that future circumstances should cause the application of FAS 71 to be discontinued, a noncash write-off of previously established regulatory assets and liabilities related to the affected operations would be required. In addition, write-downs of plant assets under FAS 121 could be required, including a write-off of any loss from the divestiture of the generating business.


                        BUSINESS ACTIVITY

    NEP's business is principally generating, purchasing, transmitting, and selling electric energy in wholesale quantities. In 1996, 95% of NEP's all-requirement revenue from the sale of electricity was derived from sales for resale to affiliated companies and 5% from sales for resale to municipal and other utilities. NEP is the wholesale supplier of the electric energy requirements of the Distribution Companies under contracts that, absent the amendments discussed under Federal Activity above, require seven years notice of termination. Narragansett receives credits against its purchases of power from NEP for the cost of generation from its Providence units, which are functionally integrated with NEP's facilities to achieve maximum economy and reliability. Discussions of NEP's generating properties, load growth, energy mix, and fuel supplies include the related properties of Narragansett. For details of sales of energy and operating revenue for the last five years, see OPERATING STATISTICS on page 29 of the New England Power Company 1996 Annual Report to Stockholders (the NEP 1996 Annual Report). (For a discussion of electric utility operations in a more competitive environment, see INDUSTRY RESTRUCTURING, page 4.)

    The combined service area of the Distribution Companies constitutes the retail service area of the System and covers more than 4,500 square miles with a population of about 3,000,000 (1990 census). See Map - Electric Utility Properties, page 28. The largest cities served are Worcester, Mass. (population 170,000) and Providence, R.I. (population 161,000).

    Mass. Electric provides approximately 960,000 customers with electric service at retail in a service area comprising approximately 43% of the area of The Commonwealth of Massachusetts. The population of the service area is about 2,160,000 or 36% of the total population of the Commonwealth (1990 Census). Mass. Electric's service area consists of 146 cities and towns including the highly diversified commercial and industrial cities of Worcester, Lowell, and Quincy, the Interstate 495 high technology belt, suburban communities, and many rural towns. The economy of the area is diversified. Principal industries served by Mass. Electric include computer manufacturing and related businesses, electrical and industrial machinery, plastic goods, fabricated metals and paper, and chemical products. In addition, a broad range of professional, banking, medical, and educational institutions is served. During 1996, 41% of Mass. Electric's revenue from the sale of electricity was derived from residential customers, 37% from commercial customers, 21% from industrial customers, and 1% from others. In 1996, the 20 largest customers of Mass. Electric accounted for approximately 7% of its electric revenue. For details of sales of energy and operating revenue for the last five years, see OPERATING STATISTICS on page 27 of Mass. Electric's 1996 Annual Report to Stockholders (the Mass. Electric 1996 Annual Report). In February 1997, a settlement agreement among Mass. Electric and two affiliates, the Massachusetts Attorney General, the Massachusetts Division of Energy Resources, and 12 other parties was approved by the MDPU. This settlement provides for retail choice of power supplier by Massachusetts customers beginning January 1, 1998 (see INDUSTRY RESTRUCTURING, page 4).

    Narragansett provides approximately 330,000 customers with electric service at retail. Its service territory, which includes urban, suburban, and rural areas, covers about 839 square miles or 80% of the area of Rhode Island, and encompasses 27 cities and towns including the cities of Providence, East Providence, Cranston, and Warwick. The population of the area is about 725,000 (1990 Census) which represents about 72% of the total population of the state. The economy of the territory is diversified. Principal industries served by Narragansett produce fabricated metal products, electrical and industrial machinery, transportation equipment, textiles, jewelry, silverware, and chemical products.
In addition, a broad range of professional, banking, medical, and educational institutions is served. During 1996, 44% of Narragansett's revenue from the sale of electricity was derived from residential customers, 41% from commercial customers, 14% from industrial customers, and 1% from others. In 1996, the 20 largest customers of Narragansett accounted for approximately 9% of its electric revenue. For details of sales of energy and operating revenue for the last five years, see OPERATING STATISTICS on page 32 of Narragansett's 1996 Annual Report to Stockholders (the Narragansett 1996 Annual Report). Rhode Island legislation passed in 1996 allows utility customers to choose their power supplier. Distribution companies, including Narragansett, would be required to deliver the power to their customers. This customer choice is being phased in over 12 months beginning July 1997 (see INDUSTRY RESTRUCTURING, page 4).

    Granite State provides approximately 36,000 customers in 21 New Hampshire communities with electric service at retail in the State of New Hampshire in a service area having a population of about 73,000 (1990 Census), including several communities along the Connecticut River, especially in the Lebanon and Walpole areas, and
the Salem area in Southern New Hampshire.   During 1996, 47% of
Granite State's revenue from the sale of electricity was derived from commercial customers, 39% from residential customers, 13% from industrial customers, and 1% from others. In 1996, the 10 largest customers of Granite State accounted for about 18% of its electric revenue. Granite State is not subject to the reporting requirements of the Securities Exchange Act of 1934, and its financial impact on the System is relatively small. Information on Granite State is provided herein solely for the purpose of furnishing a more complete description of System operations. In February 1997, the NHPUC issued its plan to implement a law calling for retail access in New Hampshire by 1998 (see INDUSTRY RESTRUCTURING, page 4).

    On March 26, 1996, NEES acquired Nantucket Electric Company for $3.5 million. Nantucket provides approximately 8,300 customers with electric service at retail. Its service territory is limited to the Island and Town of Nantucket, which is located in the Atlantic Ocean approximately 30 miles off the coast of Cape Cod, Massachusetts. The Town has a resident population of approximately 7,800 and an estimated average yearly tourist population of approximately 40,000, peaking in July and August. During 1996, 61% of Nantucket's revenue from the sale of electricity was derived from residential customers, 38% from commercial customers, and 1% from others. During 1996, a 26-mile-long submarine cable connecting Nantucket Island with the transmission system on the mainland was constructed. Nantucket is not subject to the reporting requirements of the Securities Exchange Act of 1934, and its financial impact on the System is relatively small.
Information on Nantucket is provided herein solely for the purpose of furnishing a more complete description of System operations.

    The electric utility business of NEP and the Distribution Companies is not highly seasonal. For NEP and the Distribution Companies, industrial customers are broadly distributed among standardized industrial classifications. No single industrial classification exceeds 3% of operating revenue, and no single customer of the System contributes more than 1% of operating revenue.

    NEESCom was established in August 1996 to allow the NEES companies to generate revenues from the global telecommunications industry. This subsidiary is not regulated under the Public
Utility Holding Company Act of 1935 (an exempt telecommunications company) and has a license from the Federal Communications
Commission. It will focus on the fiber optics, cable, and personal communications sectors of the telecommunications industry.

    AllEnergy's principal purpose is to sell energy and provide a range of energy-related services, including but not limited to, marketing, brokering and sales of energy, audits, fuel supply, repair, maintenance, construction, operation, design, engineering, and consulting, to customers in the competitive market in New England and New York. In December 1996, AllEnergy announced the acquisition of Texas Liquids, Ltd., Inc. of New Jersey, adding propane and other petroleum products to AllEnergy's menu of offerings.

    NEERI is a wholly-owned nonutility subsidiary of NEES. Its principal purpose is to provide consulting and independent project development services for domestic and international transmission projects. In December 1996, NEERI proposed a 600-megawatt high voltage direct current submarine cable transmission connection between Connecticut and Long Island, which would introduce competitively attractive sources of power to Long Island. Under the proposal, NEERI, or an affiliate, would build, operate, own, and maintain the facilities.

    NEES and the NEES companies have from time to time considered, and expect to consider in the future, various strategies designed to enhance NEES's competitive position and to increase its ability to anticipate and adapt to changes in the electric utility industry. These strategies may include business combinations with other companies, internal restructurings, acquisitions or dispositions of assets or lines of business, and additions to or reductions of franchised service territories. NEES and the NEES companies may from time to time engage in discussions, either internally or with third parties, regarding one or more of these potential strategies. Those discussions may be subject to confidentiality agreements and NEES's policy is generally not to comment on such activities. No assurances can be given that any potential transaction of the type described above may actually occur, or, if one does occur, the ultimate effect thereof on NEES's or any NEES company's results of operations, financial condition or competitive position. See Divestiture of Generation Business, page 10.

                      RESULTS OF OPERATIONS

    The following is the detail of consolidated kWh sales and deliveries and revenue from sales of electricity by the System for the last five years.

               Sales and Deliveries of Electricity
                      (in thousands of kWh)
               ------------------------------------

Classification      1996        1995        1994       1993         1992
--------------      ----        ----        ----       ----         ----
Residential          7,993,375    7,837,527   7,879,747   7,749,514   7,666,992
Commercial           8,559,082    8,378,580   8,266,754   8,064,024   7,851,859
Industrial           4,892,524    4,952,217   4,858,638   4,863,059   4,870,612
Other                  137,378      142,848     149,724     154,981     164,450
                    ----------   ----------  ----------  ----------  ----------
Total Sales
  to Ultimate
  Customers         21,582,359   21,311,172  21,154,863  20,831,578  20,553,913
Sales for
  Resale             3,611,643    1,592,577   2,289,091   1,958,499   2,125,463
                    ----------   ----------  ----------  ----------  ----------
    Total Sales     25,194,002   22,903,749  23,443,954  22,790,077  22,679,376

Deliveries             101,402
                    ----------   ----------  ----------  ----------  ----------
    Total Sales
    and Deliveries  25,295,404   22,903,749  23,443,954  22,790,077  22,679,376
                    ==========   ==========  ==========  ==========  ==========

                              Revenues from Sales of Electricity
                         (in thousands of dollars)
                    ----------------------------------

Classification     1996        1995         1994        1993       1992
--------------     ----        ----         ----        ----       ----

Residential        $   849,070   $  841,433  $  811,585  $  818,120  $  775,973
Commercial             792,380      773,138     741,194     742,121     728,645
Industrial             383,659      393,174     381,062     401,533     408,243
Other                   26,902       25,836      24,580      24,745      24,776
                    ----------   ----------  ----------  ----------  ----------
Total Sales
  to Ultimate
  Customers          2,052,011    2,033,581   1,958,421   1,986,519   1,937,637
Amortization
 of Unbilled
 Revenues                             8,209      38,458       2,700
Sales for
  Resale               140,110       79,452      88,912      80,554      82,580
                    ----------   ----------  ----------  ----------  ----------
   Total             2,192,121    2,121,242   2,085,791   2,069,773   2,020,217

Other Operating
  Revenue              158,577      150,470     157,238     164,205     161,459
                    ----------   ----------  ----------  ----------  ----------
  Total Operating
    Revenue         $2,350,698   $2,271,712  $2,243,029  $2,233,978  $2,181,676
                    ==========   ==========  ==========  ==========  ==========

    In 1996, kWh deliveries to ultimate customers increased 1.7%, while total kWh sales increased 1.3%. The difference is the result of pilot programs in Massachusetts and New Hampshire, whereby the NEES distribution companies delivered power provided by other companies. The increase in kWh deliveries reflects the effects of an improving economy and the acquisition of Nantucket, partially offset by the effects of milder weather in the last half of the year.


                              RATES

General

    In 1996, 71% of the System's electric utility revenues was attributable to NEP, whose rates are subject to regulation by the FERC. The rates of Mass. Electric and Nantucket, Narragansett, and Granite State are subject to the respective jurisdictions of the state regulatory commissions in Massachusetts, Rhode Island, and New Hampshire.

    The rates of each of the Distribution Companies contain a PPCA. The PPCA is designed to allow the Distribution Companies to pass on to their customers changes in purchased power expense resulting from changes allowed by the FERC in NEP's rates. PPCA changes become effective on the dates specified in the filing of the adjustments with the state regulatory commission (not earlier than 30 days after such filing) unless the state regulatory commission orders otherwise. There have been, on occasion, regulatory delays in permitting PPCA increases. Narragansett and Granite State rates have PPCA clauses that fully reconcile on an annual basis purchased power expenses incurred by the companies against purchased power related revenues. Mass. Electric's PPCA is designed to allow Mass. Electric to pass on to its customers changes in purchased energy costs resulting from rate increases or decreases by NEP. Mass. Electric's PPCA mechanism is also designed to pass on to customers the effects of NEP's seasonal rates. A settlement approved by the MDPU on February 26, 1997 and currently pending before the FERC would terminate Mass. Electric's and Nantucket's PPCA as of July 31, 1996. However, since the Massachusetts settlement had not been approved at the end of 1996, Mass. Electric accrued refund provisions of $9 million related to assumed operation of the PPCA provision during the last five months of 1996. For more information, see INDUSTRY RESTRUCTURING, page 4.

    Under a case decided by the Rhode Island Supreme Court in 1977 (Narragansett v. Burke), NEP's wholesale rates must be accepted as allowable expenses for rate-making purposes by state commissions in retail rate proceedings. In 1986 and 1988 the U.S. Supreme Court reaffirmed this doctrine in two cases that did not involve NEP. However, the Narragansett v. Burke doctrine has been indirectly challenged by a number of state regulatory commissions which have held that federal preemption of the regulation of wholesale electric rates does not preclude the state commission from reviewing the prudence of a utility's decision to purchase power under a FERC-approved rate, and from disallowing costs if it finds that the purchase was an imprudent choice among alternative sources. In a 1985 opinion, the New Hampshire Supreme Court took this position on the issue of state regulation of wholesale power purchases. Also, legislation has been filed from time to time in Congress that would have eroded or repealed the doctrine. If state commissions were to refuse to allow the Distribution Companies to include the full cost of power purchased from NEP in their rates, System earnings could be adversely affected.

    The rates of NEP and the Distribution Companies contain fuel adjustment clauses that allow the rates to be adjusted to reflect changes in the cost of fuel. NEP's fuel clause is on a current basis. Mass. Electric has a fuel clause billing procedure that provides for billing of fuel costs estimated on a quarterly basis, while fuel costs billed by Narragansett and Granite State are estimated on a semi-annual basis. Billings are adjusted in the subsequent period for any excess or deficiency in fuel cost recovery.

    For a discussion of rates in a more competitive environment and the divestiture of the generation business, see INDUSTRY
RESTRUCTURING, page 4.

NEP Rates

      In February 1995, the FERC approved a rate agreement filed by NEP. Under the agreement, which became effective January 1995, NEP's base rates were frozen through 1996. Before this rate agreement, NEP's rate structure contained two surcharges that were recovering the costs of a coal conversion project and a portion of NEP's investment in Seabrook 1. These two surcharges fully recovered their related costs by mid-1995. The agreement also provides for (i) full recovery of costs associated with the Manchester Street Station repowering project, which began commercial operation in late 1995, (ii) the recovery of approximately $50 million of deferred costs associated with terminated purchased power contracts and postretirement benefits other than pensions (PBOPs) over seven years, (iii) full recovery of currently incurred PBOP costs, (iv) the recovery over three years of $27 million of costs related to the dismantling of a retired generating station in Rhode Island and the replacement of a turbine rotor at one of NEP's generating units, and (v) increased recovery of depreciation expense by approximately $8 million annually to recognize costs that will be incurred upon the eventual dismantling of its Brayton Point and Salem Harbor generating plants. Under the agreement, approximately $15 million of the $38 million in Seabrook 1 costs scheduled for recovery in 1995 pursuant to a 1988 settlement agreement were deferred for recovery in 1996 and are now fully recovered.

    Finally, the agreement provided that NEP would reimburse its wholesale customers for discounts provided by those wholesale customers to their retail customers under service extension discount (SED) programs. Under these programs, retail customers are entitled to such discounts only if they have signed an agreement not to purchase power from another supplier or generate any additional power themselves for a three to five-year period. Reimbursements totaled approximately $12 million in each of 1995 and 1996.

Mass. Electric Rates

    Rate schedules applicable to electric services rendered by Mass. Electric are on file with the MDPU.

    In 1993, the MDPU approved a rate agreement filed by Mass. Electric, the Massachusetts Attorney General, and two groups of large commercial and industrial customers. Under the agreement, effective December 1, 1993, Mass. Electric implemented an 11-month general rate decrease of $26 million (annual basis). This rate reduction continued in effect through October 31, 1994, at which time rates increased to the previously approved levels. The agreement also provided for the recognition of electricity delivered but not yet billed (unbilled revenues) for accounting purposes. Unbilled revenues at September 30, 1993 of approximately $35 million were amortized to income over 13 months ending December 1994. The agreement further provided for rate discounts for large commercial and industrial customers who signed agreements to give a five-year notice to Mass. Electric before they purchase power from another supplier or generate any additional power themselves. In addition, commencing in 1995 the cost of these discounts is being passed on to NEP as a result of a NEP rate settlement that was approved by the FERC in early 1995. Under a settlement approved by the MDPU on February 26, 1997, and currently pending before the FERC, these discounts would end when retail choice commences, and the notice provision would be waived to the extent that it would limit a customer's ability to purchase electricity from an alternate supplier.

    On February 7, 1997, the MDPU approved a settlement that would set unbundled distribution rates at a level approximately $45 million above the level embedded in current bundled rates upon the commencement of retail choice. The settlement is subject to the approval of the FERC. For more information, see INDUSTRY RESTRUCTURING, page 4.

    The MDPU approved a $31 million increase to base rates for Mass. Electric, effective October 1, 1995.

Narragansett Rates

    Rate schedules applicable to electric services rendered by Narragansett are on file with the RIPUC and the Rhode Island
Division of Public Utilities and Carriers.

    The RIPUC approved a $10.8 million increase to base rates for Narragansett effective January 1, 1997 pursuant to the 1996 legislation providing customers the opportunity to choose their electric supplier. Under this legislation, Narragansett is entitled to a similar increase in 1998.

    The RIPUC approved a settlement agreement that provided for a $15 million increase to base rates for Narragansett effective
December 1, 1995. The RIPUC also approved $3 million of new discounts for manufacturing customers.

    In February 1995, the FERC approved a rate agreement, effective in January 1995, for NEP. This rate agreement, among other things, increased the credits Narragansett receives from NEP for the costs of owning and operating its generation and transmission facilities by $14 million on an annual basis. Narragansett supplies all of the output of its generating facilities to NEP. The increase in the credits reflects Narragansett's 10% investment in the Manchester Street Station, which entered commercial operation in the second half of 1995, and the transmission facilities associated with the station, which were placed in service in September 1994. An additional increase in these credits of approximately $2 million took effect in January 1996.

    In 1994, the RIPUC approved a rate agreement between Narragansett and the Rhode Island Division of Public Utilities and Carriers that provided for Narragansett to recognize, for accounting purposes, $14 million of unbilled revenues over a 21-month period which ended in December 1995. The agreement further provided for rate discounts for large commercial and industrial customers who signed agreements to give a five-year notice to Narragansett before they purchase power from another supplier or generate any additional power themselves. In addition, commencing in 1995, the cost of these discounts is being passed on to NEP as a result of the NEP rate settlement referred to above. Effective January 1, 1997, the RIPUC approved a settlement that made the discounts unavailable to customers not already receiving the discounts. The settlement also provides for terminating the discounts and five-year notice obligations to existing customers if those customers begin to purchase their electricity from a nonregulated power producer. NEP made a filing at the FERC (which the FERC has accepted, made effective, and set for hearing) waiving the requirement that NEP consent prior to Narragansett modifying agreements with its customers that include the discount and notice provisions.

    Effective January 1993, the RIPUC approved a $1.5 million increase in rates for Narragansett, representing the first step of a three-year phase-in of Narragansett's recovery of costs associated with PBOPs. The second and third $1.5 million increases took effect in January 1994 and 1995, respectively.

    A 1986 Rhode Island Supreme Court decision held that the RIPUC's rate-making power includes the authority to order refunds of amounts earned in excess of an allowed return. As a result, the RIPUC monitors Narragansett's earnings on a regular basis.
However, in 1996, the General Assembly enacted a statute establishing a floor and ceiling on Narragansett's return on equity from distribution operations. For more information, see INDUSTRY RESTRUCTURING, page 4.

Granite State Rates

    In May 1996, the NHPUC approved a permanent Granite State rate increase of $1.1 million, effective June 1, 1996. In October 1995, the company had received approval to collect an interim increase of $0.9 million, effective November 1, 1995. Granite State was also permitted to modify its fuel clause and PPCA mechanisms related to the treatment of its gross receipts tax. This modification yielded an additional $0.5 million of increased revenues, which is included in rate increases.

    Commencing in 1995, Granite State began offering discounts to large commercial and industrial customers who give Granite State a five-year notice before they purchase power from another supplier or generate additional power themselves. Granite State is reimbursed for these discounts by NEP. Under the NHPUC's restructuring rules, the five-year notice obligations would remain in effect. However, the restructuring settlement proposed by Granite State would waive the five-year notice obligations and terminate the discounts.

Recovery of Demand-Side Management Expenditures

    The Distribution Companies offer conservation and load management programs, usually referred to in the industry as Demand-Side Management (DSM) programs, which are designed to help customers use electricity efficiently, as a part of meeting the NEES companies' regulatory requirements and customers' needs for energy services.

    The Distribution Companies regularly file their DSM programs with their respective regulatory agencies and have received approval to recover DSM program expenditures in rates on a current basis. Mass. Electric's expenditures were $48 million, $53 million, and $59 million in 1996, 1995, and 1994, respectively. Narragansett's expenditures were $10 million, $9 million, and $10 million in 1996, 1995, and 1994, respectively. Since 1990, the Distribution Companies have been allowed to earn incentives based on the results of their DSM programs. The Distribution Companies must be able to demonstrate the electricity savings produced by their DSM programs to their respective state regulatory agencies before incentives are recorded. Mass. Electric recorded $5.7 million, $5.1 million, and $7.1 million of before-tax incentives in 1996, 1995, and 1994, respectively. Narragansett recorded $0.2 million, $0.5 million, and $0.6 million of before-tax incentives in 1996, 1995, and 1994, respectively. The Distribution Companies, other than Narragansett, have received regulatory orders that will give them the opportunity to continue to earn incentives based on 1997 DSM program results. In Rhode Island, the RIPUC approved Narragansett's request to recover lost base revenues based on its 1997 DSM programs.

                   ELECTRIC UTILITY PROPERTIES

Divestiture

    On October 1, 1996, the NEES companies announced their intention to divest their generating business. For more information, see INDUSTRY RESTRUCTURING, page 4.

Energy Mix

    The following table displays the contributions of various fuel sources and other generation to total net generation of electricity by NEP during the past three years, as well as an estimate for 1997:

                                 % of Net Generation
                            ------------------------------
                            Estimated         Actual
                            ---------   -------------------
                              1997      1996   1995    1994
                              ----      ----   ----    ----
     Coal                                 37               42          38             37
     Nuclear                               8               14          14             19
     Gas (1)                              27               24          22             16
     Oil                                   9                1          10             10
     Hydroelectric                         7                7           5              6
     Hydro-Quebec                          6                6           5              6
     Renewable Nonutility
       Generation (2)                      6                6           6              6
                               ---      ---     ---    ---
                                         100              100              100            100

     (1) Gas includes both utility and nonutility generation.
     (2) Waste to energy and hydro.

Generation, Transmission, and Distribution Properties

    The electric utility properties of the System companies consist of NEP's and Narragansett's fossil-fuel base load and intermediate load steam and combined cycle generating units, conventional and pumped storage hydroelectric stations, internal combustion peaking units, portions of fossil fuel and nuclear generating units, the ownership interests of NEET, Mass. Hydro, and N.H. Hydro in the Hydro-Quebec Interconnection, and an integrated system of transmission lines, substations, and distribution facilities. See Map - Electric Utility Properties, page 28.

    NEP's integrated system consists of 2,277 circuit miles of transmission lines, 118 substations with an aggregate capacity of 13,876,563 kVA, and 7 pole or conduit miles of distribution lines. The properties of Mass. Electric and Narragansett include substations and distribution and transmission lines, which are interconnected with transmission and other facilities of NEP. At December 31, 1996, Mass. Electric owned 252 substations, which had an aggregate capacity of 2,830,614 kVA, 140,141 line transformers with the capacity of 7,204,723 kVA, and 16,055 pole or conduit miles of distribution lines. Mass. Electric also owns 83 circuit miles of transmission lines. At December 31, 1996, Narragansett owned 240 substations, which had an aggregate capacity of 2,917,267 kVA, 46,854 line transformers with the capacity of 2,009,013 kVA, and 4,338 pole or conduit miles of distribution lines. Narragansett, in addition, owns 324 circuit miles of transmission lines.

    Substantially all of the properties and franchises of Mass. Electric, Narragansett, and NEP are subject to the liens of indentures under which mortgage bonds have been issued. NEP's bond indenture restricts the sale of the trust property in its entirety or substantially in its entirety. The proposed sale of NEP's generating business would likely require that NEP either amend the bond indenture or either defease or call the bonds in connection with the proposed sale. For details of the mortgage liens on these properties see the long-term debt note in Notes to Financial Statements in each of these companies' respective 1996 annual reports. The properties of NEET are subject to a mortgage under its financing arrangements.

    The net capability at December 31, 1996, and the net generation for the twelve months ended December 31, 1996, from all sources were as follows:

                              Year(s)
                              Placed      Energy       Net          Net
    Source        Location   In-Service   Source    Capability   Generation
    ------        --------   ----------   ------    ----------  -------------
Fossil Fuel Units                                      (MW)     (000's of MWh)
 Brayton Point
  Station
   Units 1,2 & 3            Somerset,    1963-1969         Coal-Oil-Gas(a)      1,130     7,924
    Unit 4       Mass.          1974    Oil-Gas              446        569


 Salem Harbor
  Station
   Units 1,2 & 3            Salem,       1952-1958         Coal-Oil(a)            314     2,019
   Unit 4        Mass.          1972    Oil                  400        932

 Manchester St.  Prov.,         1995    Gas-Oil              495      3,299
   Station(b)    R.I.

 Other System    Me., Mass.  1963-1978  Oil                   99        110
   Units(c)

Hydroelectric Units(d)

 Conventional    Mass.,N.H.  1909-1987
                  & Vt.                 Water                578      1,819

 Pumped Storage
   Bear Swamp    Rowe, Mass.                1974           Water        589      (196)

Nuclear Units(e)

 Yankees         Me. and Vt.                1972           Nuclear      253     2,015

 Millstone 3     Waterford,     1986    Nuclear              140        302
                 Conn.

 Seabrook 1      Seabrook,      1990    Nuclear              116        894
                 N.H.

Other(f)             -            -       -                  716      3,807
                                                           -----     ------
   Total                                                   5,276     23,494
                                                           =====     ======

(a) These units currently burn coal, but are also capable of burning oil. In addition Brayton Point Units 1, 2, and 3 are capable of limited co-firing of natural gas.

(b) In 1995, NEES subsidiaries completed the approximately 500 MW repowering of Manchester Street Station in Providence, R.I. Total costs for the generating station were approximately $440 million, including allowance for funds used during construction
    (AFDC).

(c) Includes (i) an interest in a jointly owned oil-fired unit in Yarmouth, Maine, and (ii) diesel units at various locations.

(d) See Hydroelectric Project Licensing, page 43.

(e) See Nuclear Units, page 33.

(f) Capability includes contracted purchases (1,313 MW) less contract sales (597 MW). Net generation includes the effects of the above contracted purchases and economy interchanges through the New England Power Exchange (including a 223 MW capacity credit associated with purchases from Hydro-Quebec and purchases from nonutility generation). For further information see Nonutility Power Producer Information, page 32.

    NEP and Narragansett are members of the New England Power Pool
(NEPOOL).   Mass. Electric, Nantucket, and Granite State
participate in NEPOOL through NEP. The NEPOOL Agreement provides for coordination of the planning and operation of the generation and transmission facilities of its members. The NEPOOL Agreement incorporates generating capacity reserve obligations, provisions regarding the use of major transmission lines, and provisions for payment for facilities usage. The NEPOOL Agreement further provides for New England-wide central dispatch of generation through the New England Power Exchange. Through NEPOOL, operating and capital economies are achieved and reserves are established on a region-wide rather than an individual company basis.

    At the end of 1996, NEPOOL filed with the FERC a comprehensive proposal to restructure NEPOOL. The main elements of the proposal include: (1) the establishment of a regional transmission tariff that will ensure open, nondiscriminatory access to the regional transmission network; (2) the development of wholesale competitive markets and a power exchange for capacity, energy and several ancillary services with market-based pricing for these products and services; (3) a new governance structure for NEPOOL that will allow for more flexible and representative governance; and (4) the creation of a new institution, the Independent System Operator, that will operate the bulk power system, administer the regional tariff and power exchange. The NEES companies support this restructuring proposal because they believe it will facilitate the development of robust competition in the electricity markets in New England. A number of parties intervened in the proceeding. In February 1997, the FERC accepted the filing and set the matter down for hearings.

    The 1996 NEPOOL peak demand of 19,507 MW occurred on August 6, 1996. This was below the all time NEPOOL peak demand of 20,519 MW set on July 21, 1994.

    The 1996 summer peak for the System of 4,091 MW occurred at the same day as the NEPOOL peak demand. The previous all-time peak load of 4,385 MW occurred on July 21, 1994. The 1996-1997 winter peak of 3,868 MW occurred on January 20, 1997.

    NEPOOL currently projects a capacity shortfall of approximately 450 MW from long-range planning criteria for the summer of 1997, assuming normal summer weather. This projection further assumes that the three Millstone units and the Maine Yankee unit will be unavailable during the summer. Extensive or extended hot weather or losses of other major generating units or transmission ties could further strain the System. NEPOOL participants are working to mitigate any capacity shortages and prevent disruptions in electric service this summer. Among the steps being taken are:
(1) acceleration or deferral of planned maintenance outages to occur outside of the summer period; (2) reactivation of currently idle generating units; (3) reduction of exposure to peak customer loads through increased availability of interruptible loads; and
(4) coordination with neighboring power systems to maximize NEPOOL's ability to purchase and import emergency power as necessary. The NEES companies cannot predict whether these steps will be sufficient to prevent service disruptions or, if there are disruptions, how extensive they might be.

                               MAP


    (Displays electric utility properties of NEES subsidiaries)

Fuel for Generation

    NEP burned the following amounts of coal, residual oil, and gas during the past three years:

                                           1996   1995  1994
                                           ----   ----  ----
 Coal (in millions of tons)                           3.8             3.4   3.3

 Oil (in millions of barrels)                         2.2             1.7   3.4

 Natural Gas (in billions of cubic feet)             28.6            16.2   4.0


    Coal Procurement Program

    Depending on coal-fired generating unit availability and the degree to which the units are dispatched, NEP's 1997 coal requirements should range between 3.7 and 3.9 million tons. NEP obtains its domestic coal under contracts of varying lengths and on a spot basis from domestic coal producers in Kentucky, West Virginia, and Virginia, and from mines in Colombia and Venezuela. Two different rail systems (CSX and Norfolk Southern) transport coal from domestic sources to loading ports on the east coast. NEP's coal is transported from east coast ports by ocean-going collier to Brayton Point and Salem Harbor. NEP has a term charter with International Shipholding Corporation for the S.S. Energy Enterprise, a self-unloading collier, which carries most of NEP's U.S. coal and a portion of foreign coal. NEP also charters other coal-carrying vessels for the balance of foreign coal, and presently has contracts of affreightment with Canada Steamship Lines, International and Marbulk Shipping Inc. As protection against interruptions in coal deliveries, NEP maintains average coal inventories at its generating stations of 35 to 55 days.

    To meet environmental requirements, NEP uses coal with a relatively low sulphur content. NEP's average price for coal burned, including transportation costs, calculated on a 26 million Btu per ton basis, was $42.90 per ton in 1994, $42.25 in 1995, and $42.03 in 1996. Based on a 42 gallon barrel of oil producing 6.3 million Btu's, these coal prices were equivalent to approximately $10.41 per barrel of oil in 1994, $10.25 in 1995, and $10.20 in
1996.

    Oil Procurement Program

    Depending on unit availability, dispatch, and the relationship of oil and gas prices, the System's 1997 oil requirements are expected to be approximately 4.2 to 4.5 million barrels. The System obtains its oil requirements through short-term contracts with oil suppliers and purchases on the spot market. The System currently has a total storage capacity for approximately
1.3 million barrels of residual and diesel fuel oil. The System's average cost of oil burned, calculated on a 6.3 million Btu per barrel basis, was $13.17 in 1994, $14.46 in 1995, and $17.19 in
1996.

    Natural Gas

    NEP has contracts with two Canadian natural gas suppliers for a total of 35 million cubic feet per day as well as a 7.5 million cubic feet per day liquified natural gas supply contract with a Massachusetts corporation. NEP has service agreements for firm transportation of natural gas with a number of pipeline companies. The agreements are sufficient to cover a total delivery to New England of an aggregate amount of approximately 127.5 million cubic feet per day. Service under the pipeline agreements and one of the supply contracts require minimum fixed payments. NEP's minimum fixed payments under all pipeline and supply agreements are currently estimated to be approximately $57 million to $60 million per year from 1997 to 2001. Remaining fixed payments from 2002 through 2014 total approximately $525 million. The amount of the fixed payments is subject to FERC regulation and will depend on FERC actions affecting the rates on each of the pipelines. In connection with managing its fuel supply, NEP uses a portion of this pipeline capacity to sell natural gas. Proceeds from sales of natural gas and pipeline capacity of $50.2 million, $71 million, and $55 million in 1996, 1995, and 1994, respectively, have been passed on to customers through NEP's fuel clause.

    Nuclear Fuel Supply

    As noted below, NEP participates with other New England utilities in the ownership of several nuclear units. See Nuclear
Units, page 33. The utilities responsible for supply for these units are not experiencing any difficulty in obtaining commitments for the supply of each element of the nuclear fuel cycle.

    Oil and Gas Operations

    As part of the NEES companies' divestiture of their generating business, NEEI is planning to sell its oil and gas properties. For more information, see INDUSTRY RESTRUCTURING, page 4.

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

    NEEI's activities are primarily rate-regulated and consist of all prospects entered into prior to 1984. Losses from this rate-regulated program are being passed on to NEP and ultimately to retail customers, under an intercompany pricing policy (Pricing Policy) approved by the SEC. Due to declines in oil and gas prices, NEEI has incurred operating losses since 1986 and expects to generate substantial additional losses in the future. NEP's ability to pass such losses on to its customers was favorably resolved in NEP's 1988 FERC rate settlement. This settlement covered all costs incurred by or resulting from commitments made by NEEI through March 1, 1988. Other subsequent costs incurred by NEEI are subject to normal regulatory review. NEEI follows the full cost method of accounting for its oil and gas operations, under which capitalized costs (including interest paid to banks) relating to wells and leases determined to be either commercial or noncommercial are amortized using the unit of production method.

    Due to the Pricing Policy, NEEI's rate-regulated program has not been subject to certain SEC accounting rules, applicable to non-rate-regulated companies, which limit the costs of oil and gas property that can be capitalized. The Pricing Policy has allowed NEEI to capitalize all costs incurred in connection with fuel exploration activities of its rate regulated program, including interest paid to banks of which $7 million was capitalized in 1996 and $10 million was capitalized in 1995 and 1994, respectively. In the absence of the Pricing Policy, the SEC's full cost "ceiling test" rule requires non-rate-regulated companies to write-down capitalized costs to a level which approximates the present value of their proved oil and gas reserves. Based on NEEI's 1996 average oil and gas selling prices at December 31, 1996, if this test were applied, it would have resulted in a write-down of approximately $93 million after-tax.

Nonutility Power Producer Information

    The System companies purchase a portion of the electricity generated by, or provide back-up or standard service to, 136 small power producers, cogenerators, or independent power producers (a total of 6,188,414 MWh of purchases in 1996). As of December 31, 1996, these nonutility generation sources include 24 low-head hydroelectric plants, 49 wind or solar generators, 9 waste to energy facilities, 51 cogenerators, and 3 independent power producers. The total capacity of these sources is as follows:


    Source                            MW at 12/31/96
    ------                            --------------
    Hydro                                              37
    Waste to Energy                                   173
    Cogeneration                                      305
    Independent Power Producers                       374
                                                     ----
         Total                                        889

    These amounts include 735 MW of long-term capacity, 16 MW of short-term capacity, and 138 MW treated as load reductions and includes the Ocean State Power contracts discussed below. These contracts are being offered for sale pursuant to the NEES companies' divestiture of their generating business. For more information, see INDUSTRY RESTRUCTURING, page 4.

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

    Resources is a general partner with a 20% interest in both OSP and OSP II and had an equity investment of approximately $35 million at December 31, 1996.

    Interconnection with Quebec

    NEET, Mass. Hydro, and N.H. Hydro own and operate, on behalf of NEPOOL participants in the project, a 450 kV direct current transmission line and related terminals to interconnect the New England and Quebec transmission systems (the Interconnection). The transfer capability of the Interconnection is 2,000 MW. Operating limits implemented by adjacent Power Pools covering New York, New

Jersey, Pennsylvania, and Maryland often restrict the effective transfer capability to a lower level. NEPOOL members purchase from and sell energy to Hydro-Quebec pursuant to several agreements.
The principal agreement calls for NEPOOL members to purchase 7 billion kWh of energy each year for ten years (the Firm Energy Contract). Purchases under the Firm Energy Contract totaled over
5.3 billion kWh in 1996. Net energy deliveries from Hydro-Quebec over the Interconnection totaled more than 8.1 billion kWh in 1996. These additional deliveries reflect the use of the Interconnection by participants to conduct independent transactions with Hydro-Quebec on a regular basis.

    The Interconnection has two phases. NEP's participation in both is approximately 18%. NEP and the other participants have entered into support agreements that end in 2020, to pay monthly their proportionate share of the total cost of constructing, owning, and operating the transmission facilities. NEP accounts for these support agreements as capital leases and accordingly recorded approximately $69 million in utility plant at December 31, 1996. Under the support agreements, NEP has agreed to guarantee its share of debt financing for the second phase. At December 31, 1996, NEP had guaranteed approximately $27 million of project debt. In the event any Interconnection facilities are abandoned for any reason, each participant is contractually committed to pay its pro-rata share of the net investment in the abandoned facilities.

    On July 11, 1996, various New England utilities which are members of NEPOOL, including NEP (collectively, the New England Utilities or NEUs), submitted a dispute to arbitration regarding their Firm Energy Purchased Power Contract with Hydro-Quebec. The dispute concerns the components of a pricing formula. Based on NEP's interpretation of Hydro-Quebec's claims, NEP's share of additional billings owed to Hydro-Quebec would be approximately $3.5 million on a retroactive basis and an estimated $3.8 million per year on a prospective basis through 2001. The arbitrator denied the NEUs' motion to dismiss Hydro-Quebec's claims as untimely, without prejudice to their right to raise that motion later at the conclusion of the evidence. Discovery is under way, and hearings are expected to commence in June 1997.

Nuclear Units

    General

    NEP is a stockholder of Yankee Atomic Electric Company (Yankee Atomic), Vermont Yankee Nuclear Power Corporation (Vermont Yankee), Maine Yankee Atomic Power Company (Maine Yankee), and Connecticut Yankee Atomic Power Company (Connecticut Yankee). Each of these companies (collectively referred to as the Yankee Companies) owns a single nuclear generating unit. NEP purchases the output of the Maine Yankee and Vermont Yankee nuclear electric generating plants in the same percentages as its stock ownership, less small entitlements taken by municipal utilities. NEP has power contracts with each Yankee Company that require NEP to pay an amount equal to its share of total fixed and operating costs (including decommissioning costs) of the plant plus a return on equity.

    The stockholders of three Yankee Companies (Vermont Yankee, Maine Yankee, and Connecticut Yankee) have agreed, subject to regulatory approval, to provide capital requirements in the same proportion as their ownership percentages of the particular Yankee Company. Yankee Atomic and Connecticut Yankee have permanently ceased operations.

    In addition, NEP is a joint owner of the Millstone 3 nuclear generating unit in Connecticut and the Seabrook 1 nuclear generating unit in New Hampshire. Millstone 3 and Seabrook 1 are operated by subsidiaries of NU. NEP pays its proportionate share of costs and receives its proportionate share of output from the Yankee Companies, Millstone 3, and Seabrook 1. Listed below is information on each operating nuclear plant in which NEP has an ownership interest.

<CAPTION
                                                NEP's Share of
                              NEP's                Net Plant
                            Ownership               Assets
          Unit             Interest (%)       ($ in millions)
          ----             ------------       ---------------
     Maine Yankee                          20                  44
     Vermont Yankee                        20                  36
     Millstone 3                           12                 379
     Seabrook 1                            10                  55

        Nuclear Plant Decommissioning

    NEP is liable for its share of decommissioning costs for Millstone 3, Seabrook 1, and each of the Yankee Companies. See Decommissioning Trust Funds, page 35, regarding a Maine statute relating to Maine Yankee's decommissioning trust fund. Decommissioning costs include not only estimated costs to decontaminate the units as required by the Nuclear Regulatory Commission (NRC), but also costs to dismantle the uncontaminated portion of the units. NEP records decommissioning cost expense on its books consistent with its rate recovery. NEP is recovering its share of projected decommissioning costs for Millstone 3 and Seabrook 1 through depreciation expense. In addition, NEP is paying its portion of projected decommissioning costs for all of the Yankee Companies through purchased power expense. Such costs reflect estimates of total decommissioning costs approved by the FERC.

        Connecticut Yankee

    NEP has a 15% equity ownership interest in Connecticut Yankee. As a result of an economic analysis, the Connecticut Yankee board of directors voted in December 1996 to permanently shut down and decommission the plant.

    In December 1996, Connecticut Yankee filed with the FERC to recover all of its approximately $246 million undepreciated investment in the plant and other costs over the period extending through June 2007, when the plant's NRC operating license would have expired. In a 1993 decision, the FERC allowed Yankee Atomic to recover its undepreciated investment in its permanently shut down nuclear plant, in part on the grounds that owners should not be discouraged from closing uneconomic plants. Several parties have intervened in opposition to Connecticut Yankee's filing. NEP believes that the FERC will allow NEP to recover from its customers all costs that the FERC allows Connecticut Yankee to recover from NEP.

    NEP has recorded the estimated future payment obligation to Connecticut Yankee of $114 million as a liability and as an offsetting regulatory asset, reflecting NEP's expected future rate recovery of such costs. The NRC has identified numerous apparent violations of its regulations, which may result in the assessment of civil penalties.

        Yankee Atomic

    NEP has a 30% ownership interest in Yankee Atomic. In 1992, the Yankee Atomic board of directors decided to permanently cease power operation of, and decommission, the facility.
Decommissioning is currently under way.

    NEP has recorded an estimate of its total future payment obligations to Yankee Atomic for post operating costs as a liability and as an offsetting regulatory asset, reflecting its expected future rate recovery of such costs. This liability and related regulatory asset are approximately $52 million each at December 31, 1996.

        Decommissioning Trust Funds

    Each nuclear unit in which NEP has an ownership interest has established a decommissioning trust fund or escrow fund into which payments are being made to meet the projected costs of decommissioning. Each of the Yankee Companies includes charges for all or a portion of decommissioning costs in its cost of energy. These charges vary depending upon rate treatment, the method of decommissioning assumed, economic assumptions, site and unit specific variables, and other factors. Any increase in these charges is subject to FERC approval.

    Estimates of NEP's pro-rata share (based on ownership) of decommissioning costs, NEP's share of the actual book values of decommissioning fund balances set aside for each unit at December 31, 1996, and the expiration date of the operating license of each plant are as follows:

                              NEP's share of
                              ($ in millions)
                      -----------------------------
                         Estimated     Decommissioning
                      Decommissioning        Fund       License
                           Costs         Balances (1)  Expiration
       Unit             (in 1996 $)       (12/31/96)     Date
       ----           ---------------  --------------- ----------

  Maine Yankee                        $74            $31       2008
  Vermont Yankee                      $75            $30       2012
  Millstone 3                         $62            $16       2025
  Seabrook 1                          $45            $ 7       2026

  (1) Certain additional amounts are anticipated to be available through tax deductions.


    NEP is currently collecting through rates amounts for decommissioning based upon cost estimates and funding methodologies authorized by FERC. Such estimates are determined periodically for each plant and may not reflect the current projected cost of decommissioning.

    There is no assurance that decommissioning costs actually incurred by the Yankee Companies, Millstone 3, or Seabrook 1 will not substantially exceed these amounts. For example, decommissioning cost estimates assume the availability of permanent repositories in the United States for both low-level and high-level nuclear waste; currently, only low-level waste sites are available. See Low-Level Waste Disposal, page 41. If any of the units were shut down prior to the end of their operating licenses, the funds collected for decommissioning to that point would be insufficient. NRC rules require that reasonable assurance be provided that adequate funds will be available for the decommissioning of commercial nuclear power plants. The rule establishes minimum funding levels that licensees must satisfy. Each of the units in which NEP has an interest has filed a report with the NRC providing assurance that funds will be available to decommission the facility.

    A Maine statute provides that if both Maine Yankee and its decommissioning trust fund have insufficient assets to pay for the plant decommissioning, the owners of Maine Yankee are jointly and severally liable for the shortfall. The definition of owner under the statute covers NEP and may cover companies affiliated with it. NEP and the Distribution Companies cannot determine, at this time, the constitutionality, applicability, or effect of this statute.
If NEP or the Distribution Companies were required to make payments under this statute, they would assess their legal remedies at that time. In any event, NEP and the Distribution Companies would attempt to recover through rates any payments required. If any claim in excess of NEP's ownership share were enforced against a NEES company, that company would seek reimbursement from any other Maine Yankee stockholder which failed to pay its share of such costs.

    Investments in Nuclear Units

    There is widespread concern about the safety of nuclear generating plants. The NRC regularly reviews the adequacy of its comprehensive requirements for nuclear plants. In fact, during 1996, the NRC placed heightened emphasis upon assurance that plants are operating in compliance with their design and licensing bases. Many local, state, and national public officials have expressed their opposition to nuclear power in general and to the continued operation of nuclear power plants. From time to time, various organizations and individuals file petitions raising safety concerns at particular nuclear units. It is possible that this controversy will result in cost increases and modifications to, or premature shutdown of, the operating nuclear units in which NEP has an interest.

    The Millstone 3 and Maine Yankee nuclear generating units are currently shut down and have been placed on the NRC "Watch List," signifying that their safety performance exhibits sufficient weakness to warrant increased NRC attention. Neither may restart without NRC approval. At present, the Vermont Yankee and Seabrook 1 nuclear generating units appear to be operating routinely without major problems.

    On October 9, 1996, the NRC issued letters to operators of nuclear power plants requiring them to document that the plants are operated and maintained within their design and licensing bases, and that any deviations are reconciled in a timely manner. The Seabrook 1, Maine Yankee, and Vermont Yankee nuclear power plants responded to the NRC letters in February 1997.

    Uncertainties regarding the future of nuclear generating stations, particularly older units, such as Maine Yankee and Vermont Yankee, are increasing rapidly and could adversely affect their service lives, availability, and costs. These uncertainties stem from a combination of factors, including the acceleration of competitive pressures in the power generation industry and increased NRC scrutiny.

    In general, the increased NRC scrutiny on the nuclear plants mentioned above, coupled with accelerating competitive pressures in the power generation industry, is expected to have a negative impact upon NEP's operations and costs and those of co-owners of the various units. North Atlantic, a subsidiary of Northeast Utilities (NU) that owns 35.57% of the Seabrook unit, has announced that it may have to seek protection under the bankruptcy laws due to the effect of the NHPUC restructuring rules announced February 28, 1997. For more information, see New Hampshire Proceeding and Settlement Agreement, page 8.

        Millstone 3

    In April 1996, the NRC ordered Millstone 3, which has experienced numerous technical and nontechnical problems, to remain shut down pending verification that the unit's operations are in accordance with NRC regulations and the unit's operating license. Millstone 3 is operated by a subsidiary of NU. NEP is not an owner of the Millstone 1 and 2 nuclear generating units, which are also shut down under NRC orders.

    A number of significant prerequisites must be fulfilled prior to restart of Millstone 3, including certification by NU that the unit adequately conforms to its design and licensing bases, an independent verification of corrective actions taken at the units, an NRC assessment concluding a culture change has occurred, public hearings, and a vote of the NRC Commissioners. NU announced in December 1996 that it expects Millstone 3 to be ready for restart around the end of 1997, subject to review by the NRC Commissioners. NEP cannot predict when Millstone 3 will be allowed by the NRC to restart, but believes that the unit will remain shut down for a very protracted period.

    NEP incurred $10 million of actual costs in 1996 related to corrective actions associated with the outage. NEP has also accrued a liability of approximately $3 million for its share of future corrective action costs. Additional costs may be incurred. During the outage, NEP is also incurring approximately $1.6 million per month in incremental replacement power costs, which it has been recovering from customers through its fuel clause.

    Several criminal investigations related to Millstone 3 are ongoing. The NRC has identified numerous apparent violations of its regulations which may result in the assessment of civil penalties. NEP and other minority owners of Millstone 3 are assessing their legal rights with respect to NU's operation of Millstone 3.

        Maine Yankee

    Over the past few years, the Maine Yankee nuclear generating plant has experienced numerous technical and nontechnical problems. In 1995, the plant had been shut down for much of the year due to the discovery of cracks in its steam generator tubes. The plant is currently shut down due to a cable routing problem. In addition, due to leaking nuclear fuel rods, 68 fuel assemblies will be replaced. As a result, Maine Yankee management does not expect the unit to restart until summer of 1997.

    In late 1995, allegations were made to the NRC that inadequate analyses of the plant's emergency core cooling system had been performed. As a result of the allegations, the NRC limited the plant's operation to 90% of full capacity. In September 1996, the NRC asked the Department of Justice (DOJ) to review, for potential criminal violations, an NRC investigatory report on the allegations. The DOJ is not limited in its investigation to the matters covered in that report.

    During 1996, the NRC conducted an independent safety assessment
(ISA) and identified a number of weaknesses, deficiencies, and apparent violations which could result in fines. Yankee Atomic performed professional services for Maine Yankee associated with the matters being investigated. In response to the ISA results, Maine Yankee has indicated that it will spend more than $50 million in 1997 on operational improvements. Additionally, in February 1997, Entergy Corporation, an operator of five nuclear units, commenced providing management services.

    Under a confirmatory action letter issued by the NRC on December 18, 1996, and supplemented on January 30, 1997, Maine Yankee must fulfill certain commitments before its plant will be allowed by the NRC staff to return to service. Because of regulatory and other uncertainties faced by Maine Yankee, NEP cannot predict whether or when Maine Yankee will return to service.

    During the outage, NEP is incurring approximately $1.8 million per month in incremental replacement power costs, which it has been recovering from customers through its fuel clause.

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

    Prior to such time that the DOE takes delivery of a plant's spent nuclear fuel, it is stored on site in spent fuel pools. Maine Yankee, Millstone 3, Seabrook 1, and Vermont Yankee are in the process of reconfiguring their spent fuel pools to allow for additional storage capability. Upon successful completion of the reconfiguring, Maine Yankee and Millstone 3 will have sufficient spent fuel pool capacity to support plant operation through the expiration of their respective current NRC license. Seabrook 1's licensed storage capacity will allow a full core discharge until 2011. Vermont Yankee will be able to maintain a full core discharge capability until 2004. Yankee Atomic has adequate on-site storage capacity for all its spent fuel.

    Federal legislation enacted in 1987 directed the DOE to proceed with the studies necessary to develop and operate a permanent high-level waste disposal site at Yucca Mountain, Nevada. There is local opposition to development of this site. Although originally scheduled to open in 1998, the DOE currently estimates that the permanent disposal site is not expected to open before 2015. Nuclear waste legislation mandating DOE acceptance of spent fuel at an interim storage site in Nevada by January 1, 1998 was passed by the U.S. Senate in July 1996, but the House failed to vote on any waste bill prior to adjourning for the year. Therefore, new legislation will be considered in the next (105th) Congress. On July 23, 1996, the U.S. Court of Appeals for the District of Columbia Circuit issued its decision in a lawsuit petitioning the Court to declare the 1998 contract date a binding legal obligation. The Court stated that the DOE is obligated "to start disposing Spent Nuclear Fuel no later than January 31, 1998." The Court's decision did not specify a plan for ensuring that the DOE meets its obligations, but rather noted that it was premature to determine the appropriate remedy since the DOE had not yet defaulted upon either its statutory or contractual obligation. The DOE did not file an appeal by the October 22, 1996 deadline and its next course of action is unclear.

    On November 12, 1996, a group consisting of 40 agencies from 29 states and several municipal utilities sent a letter to the DOE asking what procedures and schedule the DOE will implement to comply with the court decision obligating DOE to begin taking spent fuel in 1998. On January 31, 1997, 36 utilities and 33 states filed lawsuits against DOE in the U.S. Court of Appeals for the District of Columbia Circuit. The plaintiffs want to suspend payments to the Nuclear Waste Fund until DOE begins taking spent fuel. The payment would instead be made to special escrow accounts.

    The petitioners in the lawsuits requested that the court review the above decision in which the same court ruled that the January 31, 1998 contract date was binding and order DOE to prepare a plan to begin taking spent fuel by that date. They also requested that the court order DOE to submit that plan to the court within 30 days of the ruling. Lastly, the plaintiffs requested that the court protect them from any retaliatory action by DOE by not allowing DOE to suspend or terminate the waste acceptance contracts of utilities participating in the lawsuit, or to penalize suspended payments.

    The legislation enacted in 1987 also provides for the development of a Monitored Retrievable Storage (MRS) facility and abandons plans to identify and select a second, permanent disposal site. An MRS facility would provide temporary storage for high-level waste prior to eventual permanent disposal. Pending new legislation filed in the next Congress, it is not known when an MRS facility would begin accepting deliveries. Additional delays due to political and technical problems are likely.

    Federal authorities have deferred indefinitely the commercial reprocessing of spent nuclear fuel.

    Low-Level Waste Disposal

    Federal law allows the states in which the three existing low-level waste disposal sites were located to deny access to nonregional waste generators after 1992. Under the statute, individual states are responsible for finding local sites for disposal or forming regional disposal compacts by defined milestone dates.

    None of the states in which NEP holds an interest in a nuclear facility has met the statutory milestones toward developing disposal sites. Currently, two low-level waste disposal sites in the U.S. are accepting nonregional waste, Chem-Nuclear Systems, Inc.'s site in Barnwell, South Carolina and Envirocare of Utah, Inc's site in Clive, Utah. The Barnwell facility reopened its services to most nonregional generators on July 1, 1995 and is authorized to remain open until July 1, 2005. In 1996, the South Carolina Supreme Court upheld the constitutionality of the legislative action that reopened Barnwell to nonregional generators. Envirocare began accepting Class A low-level waste in

1995. Class A waste is the least contaminated of the three categories defining low-level waste. The Barnwell facility accepts all three categories of waste. Connecticut Yankee, Maine Yankee, Millstone 3, Seabrook, and Yankee Atomic are currently shipping low-level waste to these sites.

    The states of Maine and Vermont have established a compact with Texas for the disposal of low-level waste in Hudspeth County, Texas. The compact agreement has been approved in all three states and is now before the U.S. Congress. If Congress approves, the site is expected to begin accepting waste during 1998. While Maine Yankee has been shipping its low-level waste off-site, Vermont Yankee has elected to store low-level waste on-site until that time. The compact releases Maine and Vermont from having to site an in-state disposal facility. Connecticut, Massachusetts, and New Hampshire are still required to pursue local or regional low-level waste disposal facilities. However, Massachusetts suspended its search for a local disposal facility in 1996.

    Nuclear Insurance

    The Price-Anderson Act limits the amount of liability claims that would have to be paid in the event of a single incident at a nuclear plant to $8.9 billion (based upon 110 licensed reactors). The maximum amount of commercially available insurance coverage to pay such claims is $200 million. The remaining $8.7 billion would be provided by an assessment of up to $79.3 million per incident levied on each of the participating nuclear units in the United States, subject to a maximum assessment of $10 million per incident per nuclear unit in any year. The maximum assessment, which was most recently adjusted in 1993, is adjusted for inflation at least every five years. NEP's current interest in Maine Yankee, Vermont Yankee, Millstone 3, and Seabrook 1 would subject NEP to a $58.0 million maximum assessment per incident. NEP's payment of any such assessment would be limited to a maximum of $7.3 million per incident per year. As a result of the permanent cessation of power operation of the Yankee Atomic plant, Yankee Atomic has received from the NRC a partial exemption from obligations under the
Price-Anderson Act.   However, Yankee Atomic must continue to
maintain $100 million of commercially available nuclear insurance coverage. Connecticut Yankee is planning to file with the NRC for a similar exemption.

    Each of the nuclear units in which NEP has an ownership interest also carries nuclear property insurance to cover the costs of property damage, decontamination or premature decommissioning, and workers' claims resulting from a nuclear incident. These policies may require additional premium assessments if losses relating to nuclear incidents at units covered by this insurance occurring in a prior six-year period exceed the accumulated funds available. NEP's maximum potential exposure for these assessments, either directly, or indirectly through purchased power payments to the Yankee Companies, is approximately $11 million per year.

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

    For more information, see: INDUSTRY RESTRUCTURING, page 4, RATES, page 18, Fuel for Generation, page 29, Oil and Gas
Operations, page 30, Nuclear Units, page 33,  and Environmental
Requirements, page 44.

Hydroelectric Project Licensing

    NEP is the largest operator of conventional hydroelectric facilities in New England. Most of NEP's hydroelectric projects are licensed by the FERC. These licenses expire periodically and the projects must be relicensed at that time. NEP's present licenses expire over a period from 2001 to 2020, excluding the Deerfield River Project discussed below. Upon expiration of a FERC license for a hydro project, the project may be taken over by the United States or licensed to the existing, or a new licensee. If the project were taken over, the existing licensee would receive an amount equal to the lesser of (i) fair value of the project or
(ii) original cost less depreciation and amounts held in amortization reserves, plus in either case severance damages. The net book value of NEP's hydroelectric projects was $238 million as of December 31, 1996.

    In the event that a new license is not issued when the existing license expires, FERC must issue annual licenses to the existing licensee which will allow the project to continue operation until a new license is issued. A new license for a project may incorporate operational restrictions and requirements for additional nonpower facilities (e.g., fish passage or recreational facilities) that could affect operation of the project, and may also require additional capital investment. For example, NEP has previously received new licenses for projects on the Connecticut River that involved construction of an extensive system of fish ladders.

    The license for the 84 MW Deerfield River Project expired at the end of 1993. NEP filed an application for a new license in 1991. NEP has signed, with 15 governmental agencies and advocacy groups, an Offer of Settlement which embodies operational, environmental and recreational conditions acceptable to the parties. In 1996, FERC issued a final environmental impact statement which supports the Offer of Settlement. NEP has received water quality certifications from the Commonwealth of Massachusetts and the State of Vermont needed to complete the FERC relicensing processing. The Vermont certificate was appealed by an advocacy group; however, the appeal has subsequently been settled. On March 25, 1997, the FERC voted to issue NEP a new 40-year license for the project.

    The next NEP project to require a new license will be the 368 MW Fifteen Mile Falls Project on the Connecticut River in New Hampshire and Vermont. This license expires in 2001. The formal process of preparing an application for a new license began in 1996 with the filing of a Letter of Intent to Relicense with the FERC.

    In 1994, the FERC adopted a policy statement in which it asserted that it has authority over the decommissioning of licensed hydroelectric projects being abandoned or denied a new license. However, the FERC has recognized in the process leading to the policy statement that mandated project removal would occur in only rare circumstances. The FERC also declined to require any generic funding mechanism to cover decommissioning costs. If a project is decommissioned, the licensee may incur substantial costs.

Environmental Requirements

    Existing Operations

    The NEES subsidiaries are subject to federal, state, and local environmental regulation of, among other things, wetlands and flood plains; air and water quality; storage, transportation, and disposal of hazardous wastes and substances; underground storage tanks; and land-use. It is likely that the stringency of environmental regulation affecting the System and its operations will increase in the future.

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

    Environmental Expenditures

    Total System capital expenditures for environmental protection facilities have been substantial. System capital expenditures for such facilities amounted to approximately $51 million in 1994, $39 million in 1995, and $9 million in 1996, including expenditures by NEP of $44 million, $32 million, and $3 million, respectively, for those years. The System estimates that capital expenditures for environmental protection facilities in 1997 and 1998 will not be material to the System.

    Hazardous Substances

    The Federal Comprehensive Environmental Response, Compensation and Liability Act, more commonly known as the "Superfund" law, imposes strict, joint and several liability, regardless of fault, for remediation of property contaminated with hazardous substances. A number of states, including Massachusetts, have enacted similar laws.

    The electric utility industry typically utilizes and/or generates in its operations a range of potentially hazardous products and by-products. NEES subsidiaries currently have in place an internal environmental audit program and an external waste disposal vendor audit and qualification program intended to enhance compliance with existing federal, state, and local requirements regarding the handling of potentially hazardous products and by-products.

    NEES and/or its subsidiaries have been named as potentially responsible parties (PRPs) by either the U.S. Environmental Protection Agency (EPA) or the Massachusetts Department of Environmental Protection for 23 sites at which hazardous waste is alleged to have been disposed. Private parties have also contacted or initiated legal proceedings against NEES and certain subsidiaries regarding hazardous waste cleanup. The most prevalent types of hazardous waste sites with which NEES and its subsidiaries have been associated are manufactured gas locations. (Until the early 1970s, NEES was a combined electric and gas holding company system.) NEES is aware of approximately 40 such manufactured gas locations (including nine of the 23 locations for which NEES companies have been named PRPs) mostly located in Massachusetts. NEES and its subsidiaries are currently aware of other possible hazardous waste sites and may in the future become aware of additional sites, that they may be held responsible for remediating.

    In 1993, the MDPU approved a settlement agreement regarding the rate recovery of remediation costs of former manufactured gas sites and certain other hazardous waste sites located in Massachusetts. Under that agreement, qualified costs related to these sites are paid out of a special fund established on Mass. Electric's books. Mass. Electric made an initial $30 million contribution to the fund. Rate-recoverable contributions of $3 million, adjusted since 1993 for inflation, are added annually to the fund along with interest and any recoveries from insurance carriers. At December 31, 1996, the fund had a balance of $17 million. Under the 1996 Massachusetts settlement, an additional $15 million will be transferred to the fund in 1997 out of existing reserves for refunds.

    Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by NEES or its subsidiaries. Where appropriate, the NEES companies intend to seek recovery from their insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful. At December 31, 1996, NEES had total reserves for environmental response costs of $48 million and a related regulatory asset of $18 million. NEES believes that hazardous waste liabilities for all sites of which it is aware, and which are not covered by a rate agreement, are not material to its financial position.

    In October 1996, the American Institute of Certified Public
Accountants issued new accounting rules for Environmental
Remediation Liabilities which become effective in 1997. NEES does not believe these new rules will have a material effect on NEES's financial position or results of operations.

    Electric and Magnetic Fields (EMF)

    In recent years, concerns have been raised about whether EMF, which occur near transmission and distribution lines as well as near household wiring and appliances, cause or contribute to adverse health effects. Numerous studies on the effects of these fields, some of them sponsored by electric utilities (including NEES companies), have been conducted and are continuing. In

October 1996, the National Research Council of the National Academy of Sciences released a report stating no conclusive and consistent evidence demonstrates that exposures to residential EMF produce adverse health effects. It is impossible to predict the ultimate impact on NEES subsidiaries and the electric utility industry if further investigations were to demonstrate that the present electricity delivery system is contributing to increased risk of cancer or other health problems.

    Several state courts have recognized a cause of action for damage to property values in transmission line condemnation cases based on the fear that power lines cause cancer. It is difficult to predict what the impact on the NEES companies would be if this cause of action is recognized in the states in which NEES companies operate and in contexts other than condemnation cases.

    Air

    Approximately 45% of NEP's electricity is produced at eight older thermal generating units in Massachusetts. Six are principally fueled by coal, one by oil, and one by oil and gas.
The federal Clean Air Act requires significant reduction in utility sulfur dioxide (SO2) and nitrogen oxides (NOx) emissions that result from burning fossil fuels by the year 2000 to reduce acid rain and ground-level ozone (smog).

    NEP reduced SO2 emissions under Phase 1 of the federal acid rain program and SO2 and NOx emissions under Massachusetts regulations, all of which took effect in 1995. The SO2 and NOx reductions that were made to meet 1995 requirements have resulted in one-time operation and maintenance costs of $21 million and capital costs of $113 million through December 31, 1996. Depending on fuel prices, NEP also expects to incur not more than $5 million annually in increased costs to purchase cleaner fuels to meet SO2 emission reduction requirements.

    All eight of NEP's thermal units will be subject to Phase 2 of the federal and state acid rain regulations that become effective in 2000. NEP believes that the SO2 controls already installed for the 1995 requirements will satisfy the Phase 2 acid rain regulations.

    In connection with the federal ozone emission requirements, state environmental agencies in ozone nonattainment areas are developing a second phase of NOx reduction regulations that would have to be fully implemented by NEP no later than 1999. While the exact costs are not known, NEP estimates that the cost of implementing these regulations would not jeopardize continued operation of NEP's units.

    The generation of electricity from fossil fuel also emits trace amounts of certain hazardous air pollutants and fine particulates. An EPA study of utility hazardous air pollutant emissions is expected to be completed in 1997. The study's conclusions could lead to new emission standards requiring costly controls or fuel restrictions on NEP plants. At this time, NEES and its subsidiaries cannot estimate the impact the findings of this research might have on NEP's operations.

    In 1995, the NEES companies and the DOE executed an accord pursuant to the Climate Challenge Program, a joint voluntary effort of the DOE and the electric utility industry. Under the accord, the NEES companies committed to reduce greenhouse gas emissions 20% below 1990 levels by 2000. Climate Challenge is a component of President Clinton's Climate Change Action Plan.

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

    NEES facilities store substantial amounts of oil and are required to have spill prevention control and counter-measure
(SPCC) plans. Currently, major System facilities such as Brayton Point and Salem Harbor have up-to-date SPCC plans. A comprehensive study of smaller facilities has been completed to determine the appropriate plans for these facilities and a five-year implementation plan is under way.

    In October 1996, the EPA announced it was beginning a process to determine whether to modify or revoke NEP's water discharge permit for its Brayton Point 1,576 megawatt power plant. This action came two years before the permit expiration date. The EPA stated it took this step in response to a request from the Rhode Island Department of Environmental Management (RIDEM) that action be taken on the Brayton Point permit prior to its 1998 renewal, based on concerns raised in a final RIDEM report issued in October 1996. The report asserted a statistical correlation between the decline in the fish population in Mount Hope Bay and a change in operations at Brayton Point that occurred in the mid-1980's.

    In February 1997, NEP signed a memorandum of agreement negotiated with the various federal and state environmental agencies under which NEP will voluntarily operate under more stringent conditions than under its existing permit. The agreement is in lieu of any immediate action on the permit, but will cover only the months of February and March 1997. During this time, the parties will continue to work toward a longer-term solution. NEP cannot predict at this time what permit changes will be required or the impact on Brayton Point's operations and economics. However, permit changes may substantially impact the plant's capacity and ability to produce energy as well as require significant capital expenditures of tens of millions of dollars to construct equipment to address the concerns raised by the environmental agencies.

    Nuclear

    The NRC, along with other federal and state agencies, has extensive regulations pertaining to environmental aspects of nuclear reactors. Safety aspects of nuclear reactors, including design controls and inspection programs to mitigate any possibility of nuclear accidents and to reduce any damages therefrom, are also subject to NRC regulation. See Nuclear Units, page 33.


                    CONSTRUCTION AND FINANCING

    Estimated construction expenditures (including nuclear fuel) for the System's electric utility companies are shown below for 1997 through 1999.

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

                                Estimated Construction Expenditures
                                -----------------------------------
                                  1997   1998    1999    Total
                                  ----   ----    ----    -----
                                    (In Millions - excluding AFDC)

NEP
---

Generation (1)(2)                            20             20            10             50
Transmission                                 50             50            50            150
                                           ----           ----          ----           ----
  Total NEP                                  70             70            60            200
                                           ----           ----          ----           ----

Mass. Electric
--------------

Distribution                                 95             90            95            280

Narragansett
------------

Transmission                                  5              5             5             15
Distribution                                 40             35            35            110
                                           ----           ----          ----           ----
  Total Narragansett                         45             40            40            125
                                           ----           ----          ----           ----

Granite State
-------------

Distribution                                  5              4             4             13
                                           ----           ----          ----           ----

Nantucket
---------

Distribution                                 15              1             1             17
                                           ----           ----          ----           ----

Combined Total
--------------

Generation (1)(2)                            20             20            10             50
Transmission                                 55             55            55            165
Distribution                                155            130           135            420
                                           ----           ----          ----           ----
  Grand Total                               230            205           200            635
                                           ----           ----          ----           ----

(1)                                  Includes nuclear fuel.
(2)                                  Due to the NEES companies' pending divestiture of the generating business, estimated generation construction expenditures would substantially decrease.
                                     For more information, see INDUSTRY RESTRUCTURING, page 4.

    Financing

    All of NEP's construction expenditures during the period from 1997 to 1999 will be financed by internally generated funds. The proportion of the Distribution Companies' construction expenditures estimated to be financed by internally generated funds during the period from 1997 to 1999 is:

                      Mass. Electric              90%
                      Narragansett                75%
                      Granite State               75%
                      Nantucket                  100%

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

    The ability of NEP and the Distribution Companies to issue short-term debt is limited by regulatory restrictions, by provisions contained in their charters, and by certain debt and other instruments. Under the charters or by-laws of NEP, Mass. Electric, and Narragansett, short-term debt is limited to 10% of capitalization. The preferred stockholders authorized these limitations to be increased to 20% of capitalization until 1998 for NEP and Narragansett, and until 1999 for Mass. Electric, at which time the limits will revert to 10% of capitalization. The following table summarizes the short-term debt limits at December 31, 1996, and the amount of outstanding short-term debt and lines of credit and standby bond facilities at such date.

                                      ($ millions)
                                             Lines of Credit/
                                             Standby Bond
                        Limit   Outstanding  Facilities
                        -----   -----------  ----------------
       NEP                        335         94           530
       Mass. Electric             150         44            90
       Narragansett               100         19            41
       Granite State               10          5             7
       Nantucket                    5                        1.5            3

    NEES and certain subsidiaries, with regulatory approval, operate a money pool to more effectively utilize cash resources and to reduce outside short-term borrowings. Short-term borrowing needs are met first by available funds of the money pool participants. Borrowing companies pay interest at a rate designed to approximate the cost of outside short-term borrowings.
Companies which invest in the pool share the interest earned on a basis proportionate to their average monthly investment in the money pool. Funds may be withdrawn from or repaid to the pool at any time without prior notice. At December 31, 1996, NEP, Mass. Electric, Narragansett, and Granite State each had money pool borrowings of approximately $5 million.

    In order to issue additional long-term debt and preferred stock, NEP and the Distribution Companies, excluding Nantucket, must comply with earnings coverage requirements contained in their respective mortgages, note agreements, and preference provisions. The most restrictive of these provisions in each instance generally requires (1) for the issuance of additional mortgage bonds by NEP, Mass. Electric, and Narragansett, for purposes other than the refunding of certain outstanding mortgage bonds, a minimum earnings coverage (before income tax) of twice the pro forma annual interest charges on mortgage bonds, and (2) for the issuance of additional preferred stock by NEP, Mass. Electric, and Narragansett, minimum gross income coverage (after income tax) of one and one-half times pro forma annual interest charges and preferred stock dividends, in each case for a period of twelve consecutive calendar months within the fifteen calendar months immediately preceding the proposed new issue.

    The respective long-term debt and preferred stock coverages of NEP and the Distribution Companies, excluding Nantucket, under their respective mortgage indentures, note agreements, and preference provisions, are stated in the following table for the past three years:

                                                 Coverage
                                          -----------------------
                                          1996     1995    1994
                                          ----     ----    ----
NEP
---
 General and Refunding Mortgage Bonds      4.16    4.05     4.13
 Preferred Stock                           2.47    2.45     2.60

Mass. Electric
--------------
 First Mortgage Bonds                      3.25    2.82     3.65
 Preferred Stock                           1.93    1.71     2.02

Narragansett
------------
 First Mortgage Bonds                      3.22    3.10     2.16
 Preferred Stock                           2.04    2.01     1.61

Granite State
-------------
 Notes (1)                                 2.82    2.38     2.26

(1)   As defined under the most restrictive note agreement.

                     RESEARCH AND DEVELOPMENT

    Expenditures for the System's research and development activities totaled $8.3 million, $7.5 million, and $5.5 million in 1994, 1995, and 1996, respectively. Total expenditures are expected to be about $7.6 million in 1997.

    About 39% of these expenditures support the Electric Power Research Institute, which conducts research and development activities on behalf of its sponsors and provides the System with access to a wide range of relevant research results at minimum cost.

    The System also directly funds research projects of a more site-specific concern to the System and its customers. These projects include:

    - creating options to maintain electric service quality and reliability for customers at the lowest cost;

    - developing conservation, load control, and rate design measures that will help customers use electric energy more efficiently; and

    - developing, assessing, and demonstrating new technologies and fuels that will ensure economic, efficient and environmentally sound production and delivery of electric energy in the future.

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

    John W. Rowe - Age: 51 - President and Chief Executive Officer since 1989 - Elected Chairman of NEP in 1993 - President of NEP from 1991 to 1993 - Chairman of NEP from 1989 to 1991.

    Alfred D. Houston - Age: 56 - Executive Vice President since
    1994 - Senior Vice President-Finance from 1987 to 1994 - Vice
    President of NEP from 1987 to 1994 - Vice President of
    Narragansett since 1976 - Treasurer of Narragansett since 1977.

    Richard P. Sergel - Age: 47 - Elected Senior Vice President in 1996 - Vice President from 1992 to 1995 - Treasurer from 1990 to 1991 - Chairman of Mass. Electric and Narragansett since 1993 - Treasurer of NEP and Mass. Electric from 1990 to 1991
    - Vice President of the Service Company from 1988 to 1993.

    Jeffrey D. Tranen - Age: 50 - Elected Senior Vice President in 1996 - Vice President from 1991 to 1995 - President of NEP since 1993 - Vice President of NEP from 1984 to 1993 -
    President of Mass. Hydro, N.H. Hydro, and NEET since 1991.

    Cheryl A. LaFleur - Age: 42 - Vice President, Secretary, and General Counsel since 1995 - Vice President of Mass. Electric from 1993 to 1995 - Vice President of the Service Company - 1992-1993 and since 1995 - Senior Counsel for the Service Company from 1989 to 1991 - Elected Vice President of NEP in 1995.

    Michael E. Jesanis - Age: 40 - Elected Vice President in 1997 - Treasurer since 1992 - Director of Corporate Finance from 1990 to 1991.

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

    John W. Rowe* - Chairman since 1993 - President from 1991 to
    1993 - Chairman from 1989 to 1991.

    Jeffrey D. Tranen* - President since 1993 - Vice President from
    1984 to 1993.

    Andrew H. Aitken - Age: 52 - Vice President since 1995 -
    Director of Environmental and Safety for the Service Company since 1993 - Director, Environmental Affairs for the Service
    Company from 1981 to 1993.

    Lawrence E. Bailey - Age: 53 - Vice President since 1989 -
    Plant Manager of Brayton Point Station from 1987 to 1991.

    Jeffrey A. Donahue - Age: 38 - Vice President since 1993 -
    Elected President of NEERI in 1996 - various engineering positions with the Service Company since 1983 - Director of Construction since 1992 - Chief Electrical Engineer since 1991.

    Michael E. Hachey - Age: 43 - Elected Vice President in 1997 - Manager of Generation Marketing from 1994 to present - Manager of Independent Power Projects from 1989 to 1993.

    Cheryl A. LaFleur* - Vice President since 1995.

    John L. Levett - Age: 47 - Elected Vice President in 1996 -
    Elected President of NEERI International in 1996 - President of NEERI from 1994 to 1996 - Manager of Generation Marketing for the Service Company from 1992 to 1993.

    John F. Malley - Age: 48 - Vice President since 1992 - Manager of Generation Planning for the Service Company from 1986 to 1991.

    Arnold H. Turner - Age: 56 - Vice President since 1989 -
    Director of Transmission Marketing since 1993.

    Jeffrey W. VanSant - Age: 43 - Vice President since 1993 - Manager of Oil and Gas Exploration and Development for the Service Company from 1985 to 1993 - Manager of Oil and Gas Procurement from 1992 to 1993 - Manager of Natural Gas Supply from 1989 to 1992.

    Michael E. Jesanis* - Treasurer since 1992.

    Howard W. McDowell - Age: 53 - Controller since 1987 -
    Controller of Mass. Electric and Narragansett since 1987 -
    Treasurer of Granite State since 1984.

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

    Richard P. Sergel* - Chairman since 1993.

    Lawrence J. Reilly - Age: 41 - Elected President in 1996 - Elected President of Granite State in 1997 - Elected President of Nantucket in 1996 - Vice President for the Service Company from 1993 to 1996 - Director of Rates for the Service Company from 1990 to 1996.

    John C. Amoroso - Age: 58 - Vice President since 1993 -
    District Manager, Southeast District from 1992 to 1993 -
    Manager, Southeast District from 1985 to 1992.

    Eric P. Cody - Age: 46 - Vice President since 1995 - Vice
    President and Director, Information Services for the Service
    Company from 1991 to 1995.

    Charles H. Moser - Age: 56 - Vice President since 1993 - Chief Protection and Planning Engineer for the Service Company from
    1984 to 1993.

    Lydia M. Pastuszek - Age: 43 - Vice President since 1993 - Vice President of NEP from 1990 to 1993 - President of Granite State from 1990 to 1996.

    Anthony C. Pini - Age: 44 - Vice President since 1993 -
    Assistant Controller for the Service Company from 1985 to 1993.

    Christopher E. Root - Age: 38 - Vice President since 1995 - Director, Retail Distribution Services for the Service Company from 1993 to 1995 - Chief of Division Engineering for the Service Company from 1992 to 1993 - Manager, Distribution Engineering for Narragansett from 1990 to 1992.

    Nancy H. Sala - Age: 45 - Vice President since 1992 - Assistant to the President of Mass. Electric from 1990 to 1992.

    Dennis E. Snay - Age: 55 - Vice President since 1990.

    Michael E. Jesanis* - Treasurer since 1992.

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

    Richard P. Sergel* - Chairman since 1993.

    Robert L. McCabe - Age: 55 - President since 1986.

    William Watkins, Jr. - Age: 64 - Executive Vice President since 1992 - Vice President of the Service Company from 1980 to 1992.

    Richard W. Frost - Age: 57 - Vice President since 1993 -
    District Manager - Southern District from 1990 to 1993.

    Alfred D. Houston* - Vice President since 1976 - Treasurer since 1977.

    Shannon M. Larson - Age: 39 - Elected Vice President in 1996 - Manager of Retail Marketing from 1995 to 1996 - Coordinator of Emerging Markets from 1994 to 1995 - Manager of Conservation and Load Management from 1990 to 1993 - Principal Analyst for the Service Company from 1993 to 1994.

    Richard Nadeau - Age: 61 - Vice President since 1994 - Director of Customer Service since 1993 - Assistant to the President from 1990 to 1993.

    Michael F. Ryan - Age: 45 - Vice President since 1994 - Rhode Island Director for U.S. Senator John H. Chafee from 1986 to
    1994.

    Howard W. McDowell - Controller since 1987 - Reference is made to the material supplied under the caption EXECUTIVE OFFICERS
    - NEP for other information regarding Mr. McDowell.

*Please refer to the material supplied under the caption EXECUTIVE OFFICERS - NEES for other information regarding this officer.


Item 2.  PROPERTIES

    See Item 1.  Business - Generation, Transmission, and
Distribution Properties, page 24.


Item 3.  LEGAL PROCEEDINGS

    In August 1995, the Massachusetts Superior Court dismissed a lawsuit filed against NEP in May 1995 by Keystone Shipping Company (Keystone), which had challenged NEP's right to terminate NEP's charter of a ship owned by Keystone's affiliate, Intercoastal Bulk Carriers (IBC), and to purchase the ship from IBC. In addition, that month an arbitration panel unanimously ruled against IBC, holding that NEP had such rights under the charter. Keystone and IBC challenged both rulings, but in September 1995, the parties entered into a settlement in which Keystone and IBC dismissed their claims against NEP. Thereafter, the ship was sold to an affiliate of International Shipholding Corporation, with whom NEP had entered into a new charter, and was sent to dry dock for inspection and routine maintenance. The inspection revealed that further work was needed to make the ship seaworthy. Under NEP's charter with IBC, these costs, which are estimated to be in excess of $10 million, are IBC's responsibility. NEP therefore initiated arbitration against both IBC and Keystone before the same panel. Keystone has filed suit in federal district court seeking to stay the arbitration as to Keystone.

    The federal district court denied Keystone's motion to have the arbitration stayed with respect to Keystone. Keystone has appealed the denial to the First Circuit Court of Appeals. The First Circuit heard argument on the matter early in the year; a decision is awaited. Hearings before the arbitration panel are under way.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the last quarter of 1996.


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

       (c) Dividends               Financial Results


    The information referred to above is incorporated by reference in this Item 5.

    NEP, Mass. Electric, and Narragansett - The information required by this item is not applicable as the common stock of all these companies is held solely by NEES. Information pertaining to payment of dividends and restrictions on payment of dividends is incorporated herein by reference to each company's 1996 Annual Report.


Item 6.  SELECTED FINANCIAL DATA

                               NEES
                               ----

    The information required by this item is incorporated herein by reference to page 26 of the NEES 1996 Annual Report.

                               NEP
                               ---

    The information required by this item is incorporated herein by reference to page 46 of the NEP 1996 Annual Report.

                          Mass. Electric
                          --------------

    The information required by this item is incorporated herein by reference to page 30 of the Mass. Electric 1996 Annual Report.

                           Narragansett
                           ------------

    The information required by this item is incorporated herein by reference to page 29 of the Narragansett 1996 Annual Report.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

                               NEES
                               ----

    The information required by this item is incorporated herein by reference to pages 16 through 25 of the NEES 1996 Annual Report.

                               NEP
                               ---

    The information required by this item is incorporated herein by reference to pages 3 through 16 of the NEP 1996 Annual Report.

                          Mass. Electric
                          --------------

    The information required by this item is incorporated herein by reference to pages 3 through 9 of the Mass. Electric 1996 Annual Report.

                           Narragansett
                           ------------

    The information required by this item is incorporated herein by reference to pages 3 through 9 of the Narragansett 1996 Annual
Report.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               NEES
                               ----

    The information required by this item is incorporated herein by reference to pages 26 through 46 of the NEES 1996 Annual Report.

                               NEP
                               ---

    The information required by this item is incorporated herein by reference to pages 1, 16 through 44, and 46 of the NEP 1996
Annual Report.

                          Mass. Electric
                          --------------

    The information required by this item is incorporated herein by reference to pages 1, 10 through 28, and 30 of the Mass.
Electric 1996 Annual Report.

                           Narragansett
                           ------------

    The information required by this item is incorporated herein by reference to pages 1, 10 through 27, and 29 of the Narragansett 1996 Annual Report.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

    NEES, NEP, Mass. Electric, and Narragansett - None.


                             PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                               NEES
                               ----

    The information required by this item is incorporated herein by reference to the material under the caption ELECTION OF DIRECTORS in the definitive proxy statement of NEES, dated
March 10, 1997, for the 1997 Annual Meeting of Shareholders, provided that the information under the headings "Compensation Committee Report on Executive Compensation" and "Corporate Performance" are not so incorporated. Reference is also made to the information under the caption EXECUTIVE OFFICERS - NEES in Part I of this report.

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

    Joan T. Bok - Director since 1979 - Age: 67 - Chairman of the Board of NEES - Chairman or Vice Chairman of the Company from 1988 to 1994 - Chairman of NEES from 1984 to 1994 (Chairman, President, and Chief Executive Officer from July 26, 1988 until February 13, 1989). Directorships of NEES System companies:
    New England Electric System, Granite State Electric Company, Granite State Energy, Inc., Massachusetts Electric Company, Nantucket Electric Company, The Narragansett Electric Company, Narragansett Energy Resources Company, NEES Communications, Inc., NEES Energy, Inc., New England Electric Resources, Inc., New England Electric Transmission Corporation, New England Energy Incorporated, New England Hydro Finance Company, Inc., New England Hydro-Transmission Corporation, New England Hydro-Transmission Electric Company, Inc., and New England Power Service Company. Other directorships: Avery Dennison Corporation, John Hancock Mutual Life Insurance Company, and Monsanto Company.

    Alfred D. Houston* - Director since 1984. Directorships of NEES System companies: Granite State Energy, Inc., Nantucket Electric Company, Narragansett Energy Resources Company, NEERI International, NEES Communications, Inc., NEES Energy, Inc., New England Electric Resources, Inc., New England Electric Transmission Corporation, New England Energy Incorporated, New England Hydro Finance Company, Inc., New England Hydro-Transmission Corporation, New England Hydro-Transmission Electric Company, Inc., and New England Power Service Company. Mr. Houston also serves as a member representative for NEES Energy, Inc. on the Member's Committee of AllEnergy Marketing Co., LLC.

    Cheryl A. LaFleur* - Director since December 31, 1995. Directorships of NEES System companies: Granite State Energy, Inc., Narragansett Energy Resources Company, NEES Communications, Inc., NEES Energy, Inc., New England Electric Resources, Inc., New England Electric Transmission Corporation, New England Energy Incorporated, New England Hydro Finance Company, Inc., New England Hydro-Transmission Corporation, New England Hydro- Transmission Electric Company, Inc., and New England Power Service Company. Ms. LaFleur also serves as a member representative for NEES Energy, Inc. on the Member's Committee of AllEnergy Marketing Co., LLC.

    John W. Rowe* - Director since 1989. Directorships of NEES System companies and affiliates: Granite State Energy, Inc., New England Electric System, Massachusetts Electric Company, The Narragansett Electric Company, Narragansett Energy Resources Company, NEES Communications, Inc., NEES Energy, Inc., New England Electric Resources, Inc., New England

    Electric Transmission Corporation, New England Energy Incorporated, New England Hydro Finance Company, Inc., New England Hydro-Transmission Corporation, New England Hydro-Transmission Electric Company, Inc., New England Power Service Company, and Maine Yankee Atomic Power Company. Other directorships: Bank of Boston Corporation and UNUM Corporation. Mr. Rowe also serves as a member representative for NEES Energy, Inc. on the Member's Committee of AllEnergy Marketing Co., LLC.

    Jeffrey D. Tranen* - Director since 1991. Directorships of NEES System affiliates: Granite State Energy, Inc., Narragansett Energy Resources Company, NEES Energy, Inc., New England Electric Resources, Inc., New England Electric Transmission Corporation, New England Energy Incorporated, New England Hydro Finance Company, Inc., New England Hydro-Transmission Corporation, New England Hydro-Transmission Electric Company, Inc., and New England Power Service Company.

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

    Urville J. Beaumont - Director since 1984 -  Age: 65 -
    Treasurer and Director, law firm of Beaumont & Campbell, P.A.

    Joan T. Bok* - Director since 1979.

    Sally L. Collins - Director since 1976 - Age: 61 - Director of Workplace Health Services since 1993 - Health Services
    Administrator at Kollmorgen Corporation EOD from 1985 to 1993.

    Kalyan K. Ghosh - Director since 1995 - Age: 59 - President of Worcester State College since 1992 - CEO and Acting President, Worcester State College from 1990 to 1992.

    Charles B. Housen - Director since 1979 - Age: 64 - Chairman,
    President, and Director of Erving Industries, Inc., Erving,
    Mass.

    Patricia McGovern - Director since 1994 - Age: 55 - Director of law firm of Goulston & Storrs, P.C. since 1995 - Counsel to Goulston & Storrs, P.C. from 1993 to 1995 - Massachusetts State Senator and Chair of the Senate Ways and Means Committee from 1985 to 1992.

    John F. Reilly - Director since 1988 - Age: 64 - President,
    Director, and CEO of Fred C. Church, Inc., Lowell, Mass. -
    Other directorships:  Colonial Gas Company, Family Bank, and
    New England Insurance Co., Ltd.

    Lawrence J. Reilly - Elected Director in 1996 - Reference is made to material supplied under the caption EXECUTIVE OFFICERS
    - Mass. Electric for other information regarding Mr. Reilly.

    John W. Rowe* - Director since 1989.

    Richard P. Sergel* - Director since 1993.

    Roslyn M. Watson - Director since 1992 - Age: 47 - President of Watson Ventures (commercial real estate development and management) Boston, Mass. since 1993 - Vice President of the Gunwyn Company (commercial real estate development) Cambridge, Mass. from 1986 - 1993 - Other directorships: The Dreyfus Laurel Funds and American Express Centurion Bank.

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

    Joan T. Bok* - Director since 1979.

    Stephen A. Cardi - Director since 1979 - Age: 55 - Treasurer of Cardi Corporation (construction), Warwick, R.I.

    Frances H. Gammell - Director since 1992 - Age: 47 - Director, Senior Vice President, Chief Financial Officer, Treasurer, and Secretary of Original Bradford Soap Works, Inc.

    Joseph J. Kirby - Director since 1988 - Age: 65 - Chairman and Chief Executive Officer of Washington Trust Bancorp, Inc.,
    Westerly, R.I. and Chairman and Chief Executive Officer of the Washington Trust Company.

    Robert L. McCabe - President and Director of Narragansett since 1986 - Other directorship: Citizens Savings Bank - Please refer to the material supplied under the caption EXECUTIVE OFFICERS
    - Narragansett in Part I of this report for other information regarding Mr. McCabe.

    John W. Rowe* - Director since 1989.

    Richard P. Sergel* - Chairman and Director since 1993.

    William E. Trueheart - Director since 1989 - Age: 54 - Visiting Scholar, Harvard University Graduate School of Education since 1996 - President of Bryant College, Smithfield, Rhode Island from 1989 to 1996.

    John A. Wilson, Jr. - Director since 1971 - Age: 67 -
    Consultant to and former President of Wanskuck Co., Providence, R.I., - Consultant to Hinckley, Allen, Tobin & Silverstein
    (attorneys), Providence, R.I.

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

Item 11. EXECUTIVE COMPENSATION

                               NEES
                               ----

    The information required by this item is incorporated herein by reference to the material under the captions BOARD STRUCTURE AND COMPENSATION, EXECUTIVE COMPENSATION, PAYMENTS UPON A CHANGE IN CONTROL, PLAN SUMMARIES, LONG TERM INCENTIVE PLAN - AWARDS IN LAST FISCAL YEAR, and RETIREMENT PLANS in the definitive proxy statement of NEES, dated March 10, 1997, for the 1997 Annual Meeting of Shareholders, provided that the information under the headings "Compensation Committee Report on Executive Compensation" and "Corporate Performance" are not so incorporated.


              NEP, MASS. ELECTRIC, AND NARRAGANSETT
              -------------------------------------

EXECUTIVE COMPENSATION

    The following tables give information with respect to all compensation (whether paid directly by NEP, Mass. Electric, or Narragansett or billed to it as hourly charges) for services in all capacities for NEP, Mass. Electric, or Narragansett for the years 1994 through 1996 to or for the benefit of the Chief Executive Officer and the four other most highly compensated executive officers for each company.

                                  NEP

                      SUMMARY COMPENSATION TABLE
                                              Long-Term
                                              Compensa-
                   Annual Compensation (b)      tion
                  --------------------------  ---------
                                    Other     Restricted
Name and                            Annual    & Deferred  All Other
Principal                          Compensa-    Share     Compensa-
Position    Year  Salary   Bonus     tion       Awards      tion
  (a)              ($)     ($)(c)   ($)(d)      ($)(e)     ($)(f)
----------  ----  -------  ------  ---------  ----------  ---------
John W.     1996  180,096   96,445   3,046      124,047   1,638(g)
Rowe        1995  157,070  124,818   2,795            0   1,387
Chairman    1994  211,598  119,716   4,018       67,966   1,911

Jeffrey D.  1996  200,684  100,548   5,002      125,836   3,358(h)
Tranen      1995  188,884  135,224   4,972            0   3,377
President   1994  187,356   98,357   5,049       45,804   3,466

Lawrence E. 1996  151,956  101,667     116            0   3,776(i)
Bailey      1995  144,720   92,328     116            0   3,598
Vice        1994  140,471   66,510     116       27,484   3,952
President

John F.     1996  133,394  104,885     116            0   3,141(j)
Malley      1995  127,236   96,261     116            0   2,907
Vice        1994  117,169   65,474     116       27,469   2,996
President

Arnold H.   1996  128,172   89,185     116            0   2,849(k)
Turner      1995  128,172   65,439     116            0   2,276
Vice        1994  124,428   52,888     116       21,747   2,849
President

(a) Certain officers of NEP are also officers of NEES and various other System companies.

(b)  Includes deferred compensation in category and year earned.

(c) The bonus figure represents: cash bonuses under an incentive compensation plan, the all-employee goals program, the variable match of the incentive thrift plan, including related deferred compensation plan matches, special cash bonuses, and unrestricted shares under the incentive share plan. See descriptions under Plan Summaries.

(d)  Includes amounts reimbursed by NEP for the payment of taxes.

(e) Special share bonuses were made to a limited number of executives in 1996. Under the terms of those awards, the share values were mandatorily deferred until the executives' termination of employment.

     No awards vested during 1996 under the Long-Term Performance
     Share Award Plan.

     The incentive share awards for the named executives made for 1994 were in the form of restricted shares (with a five-year restriction) or deferred share equivalents, deferred for receipt for at least five years, at the executive's option. In 1996 awards for NEES officers were similarly restricted. As cash dividends are declared, the number of deferred share equivalents will be increased as if the dividends were reinvested in shares. None of the shares awarded for 1995 were restricted.

     As of December 31, 1996, the following executive officers held the amount of restricted and deferred shares with the value indicated: Mr. Rowe 27,022 shares, $942,392 value; Mr. Tranen 7,719 shares, $269,200 value; Mr. Bailey 3,220 shares, $112,298 value; Mr. Malley 2,834 shares, $98,836 value; and Mr. Turner 2,774 shares, $96,743 value. The value was calculated by multiplying the closing market price on December 31, 1996 by the number of shares.

(f) Includes NEP contributions to life insurance and the incentive thrift plan that are not bonus contributions, including any related deferred compensation plan match. See description under Plan Summaries. The life insurance contribution is calculated based on the value of term life insurance for the named individuals. The premium costs for most of these policies have been or will be recovered by NEP.

(g) For Mr. Rowe, the amount and type of compensation in 1996 is as follows: $1,005 for contributions to the thrift plan and $633 for life insurance.

(h) For Mr. Tranen, the amount and type of compensation in 1996 is as follows: $2,735 for contributions to the thrift plan and $623 for life insurance.

(i) From Mr. Bailey, the amount and type of compensation in 1996 is as follows: $3,000 for contributions to the thrift plan and $776 for life insurance.

(j) For Mr. Malley, the amount and type of compensation in 1996 is as follows: $2,668 for contributions to the thrift plan, and $474 for life insurance.

(k) For Mr. Turner, the amount and type of compensation in 1996 is as follows: $2,051 for contributions to the thrift plan and $798 for life insurance.

                            MASS. ELECTRIC

                      SUMMARY COMPENSATION TABLE
                                              Long-Term
                                              Compensa-
                   Annual Compensation (b)      tion
                  --------------------------  ---------
                                    Other     Restricted
Name and                            Annual    & Deferred  All Other
Principal                          Compensa-    Share     Compensa-
Position    Year  Salary   Bonus     tion       Awards      tion
  (a)              ($)     ($)(c)   ($)(d)      ($)(e)     ($)(f)
----------  ----  -------  ------  ---------  ----------  ---------
Richard P.  1996  135,213   70,388   3,411      87,965    2,247(g)
Sergel      1995  123,480   93,047   3,256           0    2,285
Chairman    1994  113,021   63,550   3,307      29,731    2,228

Lawrence J. 1996   96,163   70,177   2,467      46,082    2,250(h)
Reilly      1995   38,561   34,985      37           0      986
President   1994   25,576   16,917      26       6,136      563

Eric P.     1996  124,186   79,124     116           0    2,876(i)
Cody        1995   67,714   40,590      70           0    1,548
Vice        1994   74,318   37,144      74      15,371    1,726
President

Nancy H.    1996  118,251   65,493     116           0    2,730(j)
Sala        1995  115,524   59,932     116           0    2,498
Vice        1994  107,621   39,318     116      16,129    2,493
President

Anthony C.  1996  114,058   66,117     113      17,258    2,580(k)
Pini        1995  111,300   59,993     116           0    2,403
Vice        1994  105,884   43,465     116      17,688    2,454
President

(a) Certain officers of Mass. Electric are also officers of NEES and various other System companies.

(b)  Includes deferred compensation in category and year earned.

(c) The bonus figure represents: cash bonuses under an incentive compensation plan, the all-employee goals program, the variable match of the incentive thrift plan, and unrestricted shares under the incentive share plan or special share bonuses. See descriptions under Plan Summaries.

(d) Includes amounts reimbursed by Mass. Electric for the payment of taxes.

(e) Special share bonuses were made to a limited number of executives in 1996. Under the terms of those awards, the share values were mandatorily deferred until the executives' termination of employment.

     No awards vested during 1996 under the Long-Term Performance
     Share Award Plan.

     The incentive share awards for the named executives made for 1994 were in the form of restricted shares (with a five-year restriction) or deferred share equivalents, deferred for receipt for at least five years, at the executive's option. In 1996 awards for NEES officers were similarly restricted. As cash dividends are declared, the number of deferred share equivalents will be increased as if the dividends were reinvested in shares. None of the shares awarded for 1995 were restricted.

     As of December 31, 1996, the following executive officers held the amount of restricted and deferred shares with the value indicated: Mr. Sergel 7,471 shares, $260,551 value; Mr. Reilly 4,677 shares, $163,110 value; Mr. Cody 2,714 shares, $94,651 value; Ms. Sala 1,639 shares, $57,160 value; and Mr. Pini 1,640 shares, $57,195 value. The value was calculated by multiplying the closing market price on December 31, 1996 by the number of shares.

(f) Includes Mass. Electric contributions to life insurance and the incentive thrift plan that are not bonus contributions, including any related deferred compensation plan match. See description under Plan Summaries. The life insurance contribution is calculated based on the value of term life insurance for the named individuals. The premium costs for most of these policies have been or will be recovered by Mass. Electric.

(g) For Mr. Sergel, the type and amount of compensation in 1996 is as follows: $1,907 for contributions to the thrift plan and $340 for life insurance.

(h) For Mr. Reilly, the type and amount of compensation in 1996 is as follows: $1,923 for contributions to the thrift plan and $327 for life insurance.

(i) For Mr. Cody, the type and amount of compensation in 1996 is as follows: $2,484 for contributions to the thrift plan and $392 for life insurance.

(j) For Ms. Sala, the type and amount of compensation in 1996 is as follows: $2,365 for contributions to the thrift plan and $365 for life insurance.

(k) For Mr. Pini, the type and amount of compensation in 1996 is as follows: $2,281 for contributions to the thrift plan and $299 for life insurance.

                             NARRAGANSETT

                      SUMMARY COMPENSATION TABLE
                                              Long-Term
                                              Compensa-
                   Annual Compensation (b)      tion
                  --------------------------  ---------
                                    Other     Restricted
Name and                            Annual    & Deferred  All Other
Principal                          Compensa-    Share     Compensa-
Position    Year  Salary   Bonus     tion       Awards      tion
  (a)              ($)     ($)(c)   ($)(d)      ($)(e)     ($)(f)
----------  ----  -------  ------  ---------  ----------  ---------

Richard P.  1996   70,998   36,959    1,791     46,188    1,180(g)
Sergel      1995   54,821   41,310    1,446          0    1,015
Chairman    1994   50,319   26,293    1,472     13,237      992

Robert L.   1996  127,388   88,905   4,819      50,308    3,424(h)
McCabe      1995  152,407  111,785   4,206           0    4,851
President   1994  140,785   68,784   4,457      28,576    4,256

William     1996  132,012   84,081     119           0    4,509(i)
Watkins,    1995  128,172   77,967     119           0    4,054
Jr.         1994  124,428   62,799     115      26,136    6,186
Executive
Vice
President

Richard W.  1996  108,432   57,680     119           0    2,888(j)
Frost       1995  103,272   48,972     119           0    2,787
Vice        1994   99,300   34,269     115      13,629    2,706
President

Richard     1996  100,884   24,830     119           0    3,004(k)
Nadeau      1995   95,838   15,500     119           0    2,902
Vice        1994   91,572   11,272     115       3,267    3,037
President

(a) Certain officers of Narragansett are also officers of NEES and various other System companies.

(b)  Includes deferred compensation in category and year earned.

(c) The bonus figure represents: cash bonuses under an incentive compensation plan, the all-employee goals program, the variable match of the incentive thrift plan, and unrestricted shares under the incentive share plan or special share bonuses. See descriptions under Plan Summaries.

(d) Includes amounts reimbursed by Narragansett for the payment of taxes.

(e) Special share bonuses were made to a limited number of executives in 1996. Under the terms of those awards, the share values were mandatorily deferred until the executives' termination of employment.

     No awards vested during 1996 under the Long-Term Performance
     Share Award Plan.

     The incentive share awards for the named executives made for 1994 were in the form of restricted shares (with a five-year restriction) or deferred share equivalents, deferred for receipt for at least five years, at the executive's option. In 1996 awards for NEES officers were similarly restricted. As cash dividends are declared, the number of deferred share equivalents will be increased as if the dividends were reinvested in shares. None of the shares awarded for 1995 were restricted.

     As of December 31, 1996, the following executive officers held the amount of restricted and deferred shares with the value indicated: Mr. Sergel 7,471 shares, $260,551 value; Mr. McCabe 6,027 shares, $210,192 value; Mr. Watkins 2,490 shares, $86,839 value; Mr. Frost 895 shares, $31,213 value; and Mr. Nadeau 201 shares, $7,010 value. The value was calculated by multiplying the closing market price on December 31, 1996 by the number of shares.

(f) Includes Narragansett contributions to life insurance and the incentive thrift plan that are not bonus contributions, including any related deferred compensation plan match. See description under Plan Summaries. The life insurance contribution is calculated based on the value of term life insurance for the named individuals. The premium costs for most of these policies have been or will be recovered by Narragansett.

(g) For Mr. Sergel, the type and amount of compensation in 1996 is as follows: $1,001 for contributions to the thrift plan and $179 for life insurance.

(h) For Mr. McCabe, the type and amount of compensation in 1996 is as follows: $2,165 for contributions to the thrift plan and $1,259 for life insurance.

(i) For Mr. Watkins, the type and amount of compensation in 1996 is as follows: $2,640 for contributions to the thrift plan and $1,869 for life insurance.

(j) For Mr. Frost, the type and amount of compensation in 1996 is as follows: $2,169 for contributions to the thrift plan and $719 for life insurance.

(k) For Mr. Nadeau, the type and amount of compensation in 1996 is as follows: $2,018 for contributions to the thrift plan and $986 for life insurance.

Directors' Compensation

    Members of the Mass. Electric and Narragansett Boards of
Directors, except employees of NEES System companies, i.e., Messrs. McCabe, L. J. Reilly, Rowe, and Sergel, receive a quarterly retainer of $1,500, a meeting fee of $600 plus expenses, and 50
NEES common shares each year. Since all members of the NEP Board are employees of NEES System companies, no fees are paid for service on the Board except as noted below for Mrs. Bok.

    Mrs. Bok retired as an employee of the System on January 1, 1994 (remaining as Chairman of the Board of NEES and a director for NEES subsidiaries). Mrs. Bok has agreed to waive the normal fees and annual retainers otherwise payable for services by nonemployees on NEES subsidiary boards and receives in lieu thereof a single annual stipend of $60,000. Mrs. Bok also serves as a consultant to NEES. Under the terms of her contract, she receives an annual retainer of $100,000.

    Mass. Electric and Narragansett permit directors to defer all or a portion of any cash retainers, meeting fees, and retainer shares under a deferred compensation plan. A director may elect to defer to a NEES Share Account or a Prime Rate Account. While deferred, the shares do not have voting rights or other rights associated with ownership. At the time of electing to defer compensation, the director also elects whether to receive payment after ten years or upon retirement, and, if upon retirement, whether in ten payments or a lump sum. Special accounts are maintained on Mass. Electric's and Narragansett's books showing the amounts deferred and the interest or dividends accrued thereon. Director contributions to qualified charities are matched by the Company under a matching gift program, which has a maximum limit of $3,500.

Other

    NEP, Mass. Electric, and Narragansett do not have any share option plans.

    The NEES Compensation Committee administers certain of the incentive compensation plans, and the Management Committee administers the others (including the incentive share plan).

Retirement Plans

    The following table shows estimated annual benefits payable to executive officers under the qualified pension plan and the supplemental retirement plan, assuming retirement at age 65 in 1997.

                          PENSION TABLE
Five-Year
Average    10 Years 15 Years 20 Years 25 Years 30 Years 35 Years
Compensa-     of       of       of       of       of       of
tion       Service  Service  Service  Service  Service  Service
---------  -------- -------- -------- -------- -------- --------
$100,000             19,000            27,500            36,100        44,300         52,600         57,600
$150,000             29,400            42,600            55,800        68,600         81,400         89,300
$200,000             39,700            57,600            75,500        92,800        110,200        121,100
$250,000             50,100            72,600            95,200       117,100        139,000        152,800
$300,000             60,400            87,600           114,900       141,300        167,800        184,500
$350,000             70,800           102,700           134,600       165,600        196,600        216,200
$400,000             81,100           117,700           154,300       189,800        225,400        248,000
$500,000            101,800           147,700           193,700       238,300        283,000        311,400

    For purposes of the retirement plans, Messrs. Rowe, Tranen, Bailey, Malley, and Turner currently have 19, 27, 28, 25, and 31 credited years of service, respectively. Mr. Sergel, Mr. Reilly, Mr. Cody, Ms. Sala, and Mr. Pini currently have 18, 15, 13, 27, and 18 credited years of service, respectively. Messrs. Sergel, McCabe, Watkins, Frost, and Nadeau currently have 18, 28, 24, 34, and 41 credited years of service, respectively.

    Benefits under the pension plans are computed using formulae based on percentages of highest average compensation computed over five consecutive years. The compensation covered by the pension plan includes salary, bonus, and incentive share awards. The benefits listed in the pension table are not subject to deduction for Social Security and are shown without any joint and survivor benefits. If the participant elected at age 65 a 100% joint and survivor benefit with a spouse of the same age, the benefit shown would be reduced by approximately 16%.

    The Pension Table above does not include annuity payments to be received in lieu of life insurance for Messrs. Rowe and Houston. The policies are described below under Plan Summaries.

    Under the Retirement Supplement Plan, participants receive an annual adjustment to their pension benefits. The amount of the adjustment is equal to the rate of interest on AAA bonds for the prior year less two percent (but in no case more than the increase in the cost of living). Mr. Rowe is the only active employee now participating in this plan.

    The System contributes the full amount toward post-retirement health benefits for senior executives.

NEP, MASS. ELECTRIC, AND NARRAGANSETT PAYMENTS UPON A CHANGE OF
CONTROL

    NEES has agreements with certain of its executives, including Messrs. Rowe, Sergel, and Tranen, which provide severance benefits in the event of certain terminations of employment following a Change in Control of NEES (as defined below). (Mr. Tranen's contracts also provide severance benefits in the event of a divestiture of all or a substantial portion of the System's fossil fuel generating assets.) If, following a Change in Control, the executive's employment is terminated other than for cause (as defined) or if the executive terminates employment for good reason (as defined), NEES will pay to the executive a lump sum cash payment equal to three times (two times for some executives) the sum of the executive's most recent annual base compensation and the average of his or her bonus amounts for the prior three years. If Mr. Rowe receives payments under his severance agreement that would subject him to any federal excise tax due under section 280G of the Internal Revenue Code, he will receive a cash "gross-up" payment so he would be in the same net after-tax position he would have been in had such excise tax not been applied. In addition, NEES will provide disability and health benefits to the executive for two to three years, provide such post-retirement health and welfare benefits as the executive would have earned within such two to three years, and grant two or three additional years of pension credit. Mr. Rowe would become eligible for benefits under the Retirement Supplement Plan described above prior to the five-year vesting term.

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

    The System's bonus plans, including the incentive compensation plans, the Incentive Thrift Plan, and the Goals Program, provide for payments equal to the average of the bonuses for the three prior years in the event of a Change of Control. This payment would be made in lieu of the regular bonuses for the year in which the Change in Control occurs. The Long-Term Performance Share Award Plan provides for a cash payment equal to the value of the performance shares in the participants' account times the average target achievement percentage for the Incentive Thrift Plan for the three prior years. The System's Retirees Health and Life Insurance Plan I has provisions preventing changes in benefits adverse to the participants for three years following a Change in Control. The Incentive Share Plan and the related Incentive Share Deferral Agreements provide that, upon the occurrence of a change in control (defined more narrowly than in other plans), restrictions on all shares and account balances would cease.

    In light of the changes in the utility industry, NEES determined that executive officers, including those listed in the

Summary Compensation Tables, but excluding Mr. Rowe, would receive a benefit equal to either 1 or 1-1/2 times annual compensation, for a severance other than one for cause or following a change in control.

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

    Goals Program

    The goals program covers all employees who have completed one year of service with any NEES subsidiary. Goals are established annually. For 1996, these goals related to earnings per share, customer costs, safety, absenteeism, demand-side management results, generating station availability, transmission reliability, environmental and OSHA compliance, and customer satisfaction. Some goals apply to all employees, while others apply to particular functional groups. Depending upon the number of goals met, and provided the minimum earnings goal is met, employees may earn a cash bonus of 1% to 4-1/2% of their compensation.

    Incentive Thrift Plan

    The incentive thrift plan (a 401(k) program) provides for a match of 40% of up to the first 5% of base compensation contributed to the System's incentive thrift plan (shown under All Other Compensation in the Summary Compensation Tables) and, based on an incentive formula tied to earnings per share, may fully match the first 5% of base compensation contributed (the additional amount, if any, is shown under Bonus in the Summary Compensation Tables). Under Federal law, contributions to these plans are limited. In 1996, the salary reduction amount was limited to $9,500.

    Deferred Compensation Plan

    The Deferred Compensation Plan offers executives the opportunity to defer base pay and bonuses. The plan offers the option of investing at the prime rate or in NEES shares; however, share bonuses may only be deferred in a share account. Under Federal law, the Incentive Thrift Plan, described above, is required to limit participant base compensation to $150,000 in calculating the NEES match. Under the Deferred Compensation Plan, NEES will make a contribution to an executive's share account equivalent to the resultant reduction in his or her match under the Incentive Thrift Plan.

    Life Insurance

    NEES has established for certain senior executives life insurance plans funded by individual policies. The combined death benefit under these insurance plans is three times the participant's annual salary. These plans are structured so that, over time, NEES should recover the cost of the insurance premiums. Messrs. McCabe, Reilly, Rowe, Sergel, and Tranen are participants in these plans. After termination of employment, Mr. Rowe may elect, commencing at age 55 or later, to receive an annuity income equal to 40% of annual salary. In that event, his life insurance would be reduced over 15 years to an amount equal to his final annual salary.

    Incentive Compensation Plan

    The System bonus plan for certain senior employees provides that in order for cash bonuses to be awarded, NEES must achieve a return on equity that places NEES in the top 50% of the approximately 90 electric utilities listed in the utility group formerly tracked by Duff & Phelps (the National Grouping) or in the top 50% of the New England/New York regional utilities (the Regional Grouping). Bonuses are also dependent upon the achievement of individual goals. In order to provide a long-term component to the incentive compensation plan, participants may also be awarded NEES common shares. An individual's award of shares under the incentive share plan is a fixed percentage of her or his cash bonus for that year. If no cash award is made, no shares are distributed.

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

    Financial Counseling

    NEP, Mass. Electric, and Narragansett pay for personal financial counseling for certain executives. As required by the IRS, a portion of the amount paid is reported as taxable income for the executive. Financial counseling is also offered to other employees through seminars conducted at various locations each year.

    Other

    The NEES companies do not have any share option plans.

                               NEP

      LONG-TERM INCENTIVE PLAN - AWARDS IN LAST FISCAL YEAR
      -----------------------------------------------------

    The following table shows the potential awards, for those executive officers named in the Summary Compensation Table, under the Long-Term Performance Share Award Plan for the performance cycle commencing January 1, 1996. The NEES System's performance will be measured over the three-year period ending December 31, 1998.


   ESTIMATED FUTURE PAYOUTS UNDER NON-STOCK PRICE-BASED PLANS
        ------------------------------------------------

                  Number of
                 Common Share Performance
     Name        Equivalents(a)             Period     Threshold(b)   Target(c)
     ----        --------------           -----------  ------------   ---------
John W. Rowe                  6,747             3 years            169          6,747
Jeffrey D. Tranen             2,763             3 years             69          2,763
Lawrence E. Bailey              954             3 years             24            954
John F. Malley                  839             3 years             21            839
Arnold H. Turner                805             3 years             21            805


(a) Amounts are denominated in common share units. No dividends are attributable to share units. At the end of the cycle, awards are paid either in shares or in cash (valued at the five-day average price prior to the January 15 following the close of the performance cycle).

(b) The awards in this column represent the threshold number of shares that could be earned if the minimum attainment level is reached for one factor. The minimum payout upon failure to achieve any of the goals would be zero.

(c) The awards in this column represent the target (and maximum) number of shares that could be earned if the maximum performance is achieved for all factors.

    The Long-Term Performance Share Award Plan provides awards based on various measures of System performance over a three-year period. Each award factor functions independently. The performance targets for each cycle are set by the Compensation Committee of the NEES Board. All participants share the same factors and factor weights. Performance is rated on rolling three-year periods, with a new cycle beginning each year. An individual's potential award under the plan is a fixed percentage of her or his base salary on January 1 of the first year of the plan measurement period. The percentage ranges from 15% to 50%.

No dividends accrue on the allocated shares until awarded. At the end of the three-year cycle, the participant receives actual shares based upon the performance against the various factors.

    The measures of performance for this cycle are as follows: return on equity compared to the national group (60th-75th percentile); kilowatt-hour cost compared to regional group (67th-90th percentile); total shareholder return compared to the regional group (60th-75th percentile); maintenance or improvement of bond ratings; and system service levels, measured by customer satisfaction, system reliability, system availability, and regulatory compliance. The national grouping is the utility group formerly tracked by Duff & Phelps. The regional grouping is composed of New England/New York regional utilities.

                         MASS. ELECTRIC

     LONG-TERM INCENTIVE PLAN - AWARDS IN LAST FISCAL YEAR
     -----------------------------------------------------

     The following table shows the potential awards, for those executive officers named in the Summary Compensation Table, under the Long-Term Performance Share Award Plan for the performance cycle commencing January 1, 1996. The NEES System's performance will be measured over the three-year period ending December 31, 1998.

   ESTIMATED FUTURE PAYOUTS UNDER NON-STOCK PRICE-BASED PLANS
        ------------------------------------------------

                  Number of
                 Common Share Performance
     Name        Equivalents(a)             Period     Threshold(b)   Target(c)
     ----        --------------           -----------  ------------   ---------

Richard P. Sergel             2,670             3 years             67          2,670
Lawrence J. Reilly              804             3 years             21            804
Eric P. Cody                    782             3 years             20            782
Nancy H. Sala                   448             3 years             12            448
Anthony C. Pini                 442             3 years             11            442

(a) Amounts are denominated in common share units. No dividends are attributable to share units. At the end of the cycle, awards are paid either in shares or in cash (valued at the five-day average price prior to the January 15 following the close of the performance cycle).

(b) The awards in this column represent the threshold number of shares that could be earned if the minimum attainment level is reached for one factor. The minimum payout upon failure to achieve any of the goals would be zero.

(c) The awards in this column represent the target (and maximum) number of shares that could be earned if the maximum performance is achieved for all factors.

    The Long-Term Performance Share Award Plan provides awards based on various measures of System performance over a three-year period. Each award factor functions independently. The performance targets for each cycle are set by the Compensation Committee of the NEES Board. All participants share the same factors and factor weights. Performance is rated on rolling three-year periods, with a new cycle beginning each year. An individual's potential award under the plan is a fixed percentage of her or his base salary on January 1 of the first year of the plan measurement period. The percentage ranges from 15% to 50%.
No dividends accrue on the allocated shares until awarded. At the end of the three-year cycle, the participant receives actual shares based upon the performance against the various factors.

    The measures of performance for this cycle are as follows: return on equity compared to the national group (60th-75th percentile); kilowatt-hour cost compared to regional group (67th-90th percentile); total shareholder return compared to the regional group (60th-75th percentile); maintenance or improvement of bond ratings; and system service levels, measured by customer satisfaction, system reliability, system availability, and regulatory compliance. The national grouping is the utility group formerly tracked by Duff & Phelps. The regional grouping is composed of New England/New York regional utilities.

                           NARRAGANSETT

      LONG-TERM INCENTIVE PLAN - AWARDS IN LAST FISCAL YEAR
      -----------------------------------------------------

     The following table shows the potential awards, for those executive officers named in the Summary Compensation Table who participate in the plan, under the Long-Term Performance Share Award Plan for the performance cycle commencing January 1, 1996. The NEES System's performance will be measured over the three-year period ending December 31, 1998.

   ESTIMATED FUTURE PAYOUTS UNDER NON-STOCK PRICE-BASED PLANS
        ------------------------------------------------

                  Number of
                 Common Share Performance
     Name        Equivalents(a)             Period     Threshold(b)   Target(c)
     ----        --------------           -----------  ------------   ---------
Richard P. Sergel             2,670             3 years             67          2,670
Robert L. McCabe              1,108             3 years             28          1,108
William Watkins, Jr.            829             3 years             21            829
Richard W. Frost                409             3 years             11            409

(a) Amounts are denominated in common share units. No dividends are attributable to share units. At the end of the cycle, awards are paid either in shares or in cash (valued at the five-day average price prior to the January 15 following the close of the performance cycle).

(b) The awards in this column represent the threshold number of shares that could be earned if the minimum attainment level is reached for one factor. The minimum payout upon failure to achieve any of the goals would be zero.

(c) The awards in this column represent the target (and maximum) number of shares that could be earned if the maximum performance is achieved for all factors.

    The Long-Term Performance Share Award Plan provides awards based on various measures of System performance over a three-year period. Each award factor functions independently. The performance targets for each cycle are set by the Compensation Committee of the NEES Board. All participants share the same factors and factor weights. Performance is rated on rolling three-year periods, with a new cycle beginning each year. An individual's potential award under the plan is a fixed percentage of her or his base salary on January 1 of the first year of the plan measurement period. The percentage ranges from 15% to 50%.
No dividends accrue on the allocated shares until awarded. At the end of the three-year cycle, the participant receives actual shares based upon the performance against the various factors.

    The measures of performance for this cycle are as follows: return on equity compared to the national group (60th-75th percentile); kilowatt-hour cost compared to regional group (67th-90th percentile); total shareholder return compared to the regional group (60th-75th percentile); maintenance or improvement of bond ratings; and system service levels, measured by customer satisfaction, system reliability, system availability, and regulatory compliance. The national grouping is the utility group formerly tracked by Duff & Phelps. The regional grouping is composed of New England/New York regional utilities.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

                               NEES
                               ----

    The information required by this item is incorporated herein by reference to the material under the caption TOTAL COMMON EQUITY BASED HOLDINGS in the definitive proxy statement of NEES, dated March 10, 1997, for the 1997 Annual Meeting of Shareholders, provided that the information under the headings "Compensation Committee Report on Executive Compensation" and "Corporate Performance" are not so incorporated.

              NEP, Mass. Electric, and Narragansett
              -------------------------------------

    NEES owns 100% of the voting securities of Mass. Electric and Narragansett. NEES owns 98.85% of the voting securities of NEP.

SECURITY OWNERSHIP

    The following tables list the holdings of NEES common shares as of March 1, 1997 by NEP, Mass. Electric, and Narragansett directors, the executive officers named in the Summary Compensation Tables, and all directors and executive officers, as a group.

                               NEP
                               ---
                                Shares              Deferred
                             Beneficially             Share
    Name                      Owned (a)            Equivalents (b)
    ----                     ------------          --------------
Lawrence E. Bailey                          5,200                     2,485
Joan T. Bok                                17,111
Alfred D. Houston                          13,235                     8,892
Cheryl A. LaFleur                           2,543                     4,603
John F. Malley                              4,988                     2,566
John W. Rowe                               22,677                    20,419
Jeffrey D. Tranen                           8,141                     6,764
Arnold H. Turner                            4,048                               1,985

All directors and
executive officers,
as a group (13 persons)                    99,156                  (c)         56,370

                          Mass. Electric
                          --------------

                                Shares               Deferred
                             Beneficially              Share
    Name                      Owned (a)            Equivalents (b)
    ----                     ------------          -------------
Urville J. Beaumont                           293
Joan T. Bok                                17,111
Eric P. Cody                                2,435                               2,044
Sally L. Collins                              295
Kalyan K. Ghosh                                51                                 242
Charles B. Housen                              18
Cheryl A. LaFleur                           2,543                               4,603
Patricia McGovern                             161
Anthony C. Pini                             8,413                               1,113
John F. Reilly                                296
Lawrence J. Reilly                          2,738                               4,469
John W. Rowe                               22,677                              20,419
Nancy H. Sala                               7,749           (d)            1,538
Richard P. Sergel                           8,413                          6,692
Roslyn M. Watson                              296                            181

All directors and
executive officers,
as a group (21 persons)                   105,521           (c)           50,319

                           Narragansett
                           ------------
                                Shares              Deferred
                             Beneficially             Share
    Name                      Owned (a)            Equivalents (b)
    ----                     ------------          -------------
Joan T. Bok                                17,111
Stephen A. Cardi                              294
Richard W. Frost                            6,805                  472
Frances H. Gammell                            296                  292
Joseph J. Kirby                               295
Robert L. McCabe                            9,532                5,022
Richard Nadeau                              4,115
John W. Rowe                               22,677               20,419
Richard P. Sergel                           8,413                6,692
William E. Trueheart                          296                  702
William Watkins, Jr.                        5,512                2,185
John A. Wilson, Jr.                           658

All directors and
executive officers,
as a group (15 persons)                    90,110                  (c)              44,841

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

(d) Ms. Sala disclaims a beneficial ownership interest in 260 shares held under the Uniform Gift to Minors Act.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The construction company of Mr. Stephen A. Cardi, a director of Narragansett, was paid approximately $138,000 in 1996 pursuant to a contract to provide gravel to Narragansett and approximately $2 million by NEP in 1996 pursuant to a contract to construct Collier Point Park at Manchester Street Station.

    Mr. John A. Wilson, Jr., a director of Narragansett, is a consultant to Hinckley, Allen, Snyder & Comen (Attorneys).
Hinckley, Allen, Snyder & Comen was retained by Narragansett and its affiliates in 1996.


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

                               NEES
                               ----

   (3) Agreement and Declaration of Trust dated January 2, 1926, as amended through April 28, 1992 (Exhibit 3 to 1994 NEES
        Form 10-K, File No. 1-3446).

   (4)  Instruments Defining the Rights of Security Holders

          (a) Massachusetts Electric Company First Mortgage Indenture and Deed of Trust, dated as of July 1, 1949, and twenty-one supplements thereto (Exhibit 7-A, File No. 1-8019; Exhibit 7-B, File No. 2-8836;
               Exhibit 4-C, File No. 2-9593; Exhibit 4 to 1980 Form 10-K, File No. 2-8019; Exhibit 4 to 1982 Form 10-K, File No. 0-5464; Exhibit 4 to 1986 Form 10-K, File No. 0-5464; Exhibit 4(a) to 1988 Form 10-K, File No. 1-3446; Exhibit 4(a) to 1989 Form 10-K, File No. 1-3446; Exhibit 4(a) to 1992 Form 10-K, File No. 1-3446; Exhibit 4(a) to 1993 Form 10-K, File No. 1-3446; Exhibit 4(a) to 1995 Form 10-K, File No. 1-3446).

          (b) The Narragansett Electric Company First Mortgage Indenture and Deed of Trust, dated as of September 1, 1944, and twenty-two supplements thereto (Exhibit 7-1, File No. 2-7042; Exhibit 7-B, File No. 2-7490; Exhibit 4-C, File No. 2-9423; Exhibit 4-D, File No. 2-10056; Exhibit 4 to 1980 Form 10-K, File No. 0-898; Exhibit 4 to 1982 Form 10-K, File No. 0-898; Exhibit 4 to 1983 Form 10-K, File No. 0-898; Exhibit 4 to 1985 Form 10-K, File No. 0-898;
               Exhibit 4 to 1986 Form 10-K, File No. 0-898;
               Exhibit 4 to 1987 Form 10-K, File No. 0-898;
               Exhibit 4 to 1991 Form 10-K, File No. 0-898;
               Exhibit 4(b) to 1992 Form 10-K, File No. 1-3446;
               Exhibit 4(b) to 1993 Form 10-K, File No. 1-3446;
               Exhibit 4(b) to 1995 Form 10-K, File No. 1-3446).

          (c)  The Narragansett Electric Company Preference
               Provisions, as amended, dated March 23, 1993
               (Exhibit 4(c) to 1993 NEES Form 10-K, File No. 1-
               3446).

          (d) New England Power Company Indentures General and Refunding Mortgage Indenture and Deed of Trust dated as of January 1, 1977 and twenty supplements thereto (Exhibit 4(b) to 1980 Form 10-K, File No. 0-1229; Exhibit 4(b) to 1982 Form 10-K, File No. 0-1229; Exhibit 4(b) to 1983 Form 10-K, File No. 0-1229; Exhibit 4(b) to 1985 Form 10-K, File No. 0-1229; Exhibit 4(b) to 1986 Form 10-K, File No. 0-1229; Exhibit 4(c)(ii) to 1988 Form 10-K, File No. 1-3446; Exhibit 4(c)(ii) to 1989 Form 10-K,
               File No. 1-3446; Exhibit 4(c)(ii) to 1990 Form 10-K, File No. 1-3446; Exhibit 4(c)(ii) to 1991
               Form 10-K, File No. 1-3446; Exhibit 4(c)(ii) to 1992 Form 10-K, File No. 1-3446; Exhibit 4(d) to 1993 Form 10-K, File No. 1-3446; Exhibit 4(d) to 1995 Form 10-K, File No. 1-3446).

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

          (c) Connecticut Yankee Atomic Power Company et al. and New England Power Company: Stockholders Agreement dated July 1, 1964 (Exhibit 13-9-A, File No. 2-23006); Power Purchase Contract dated July 1, 1964 (Exhibit 13-9-B, File No. 2-23006); Additional Power Contract dated as of April 30, 1984 and 1996 Amendatory Agreement dated as of December 4, 1996 (filed herewith); Supplementary Power Contract dated as of April 1, 1987 (Exhibit 10(c) to 1987 Form 10-K, File No. 1-3446); Capital Funds Agreement dated September 1, 1964 (Exhibit 13-9-C,

               File No. 2-23006); Transmission Agreement dated October 1, 1964 (Exhibit 13-9-D, File No. 2-23006);
               Agreement revising Transmission Agreement dated July 1, 1979 (Exhibit to 1979 Form 10-K, File No. 1-3446); Amendment revising Transmission Agreement dated as of January 19, 1994 (Exhibit 10(c) to 1995 Form 10-K, File No. 1-3446).

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

          (e)  New England Energy Incorporated Contracts

                 (i) Capital Funds Agreement with NEES dated
                     November 1, 1974 (Exhibit 10-29(b), File No.
                     2-52969); Amendment dated July 1, 1976, and
                     Amendment dated July 26, 1979 (Exhibit
                     10(g)(i) to 1980 Form 10-K, File No. 1-3446);
                     Amendment dated August 26, 1981 (Exhibit
                     10(f)(i) to 1981 Form 10-K, File No. 1-3446);
                     Amendment dated March 26, 1985 (Exhibit
                     10(e)(i) to 1985 Form 10-K, File No. 1-3446);
                     Amendment dated as of April 28, 1989 (Exhibit 10(e)(i) to 1989 Form 10-K, File No. 1-3446);
                     Amendment dated as of June 1, 1990 (Exhibit
                     10(e)(i) to 1990 Form 10-K, File No. 1-3446);
                     Amendment dated as of April 13, 1995 (filed herewith).

                (ii) Loan Agreement with NEES dated July 19, 1978
                     and effective November 1, 1974, and Amendment dated July 26, 1979 (Exhibit 10(g)(iii) to 1980 Form 10-K, File No. 1-3446); Amendment dated August 26, 1981 (Exhibit 10(f)(ii) to 1981 Form 10-K, File No. 1-3446); Amendment dated March 26, 1985 (Exhibit 10(e)(ii) to 1985 Form 10-K, File No. 1-3446); Amendment dated as of April 28, 1989 (Exhibit 10(e)(ii) to 1989 Form 10-K, File No. 1-3446);
                     Amendment dated as of June 1, 1990 (Exhibit
                     10(e)(ii) to 1990 Form 10-K, File No.
                     1-3446); Amendment dated as of April 13, 1995 (filed herewith).

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

                 (v) Credit Agreement dated as of April 13, 1995
                     (Exhibit 10(e)(iv) to 1995 Form 10-K, File
                     No. 1-3446).

                (vi) Capital Maintenance Agreement dated November
                     15, 1985, and Assignment and Security
                     Agreement dated November 15, 1985 (Exhibit
                     10(e)(vi) to 1985 Form 10-K, File No.
                     1-3446); Amendment dated as of April 28, 1989 (Exhibit 10(e)(vi) to 1989 Form 10-K, File No. 1-3446); Amendment dated as of April 13, 1995 (filed herewith).

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

          (i) New England Power Pool Agreement: (Exhibit 4(e), File No. 2-43025); Amendments dated July 1, 1972, and March 1, 1973 (Exhibit 10-15, File No. 2-48543); Amendment dated March 15, 1974 (Exhibit 10-5, File No. 2-52775); Amendment dated June 1, 1975 (Exhibit 10-14, File No. 2-57831); Amendment dated September 1, 1975 (Exhibit 10-13, File No. 2-59182); Amendments dated December 31, 1976, January 31, 1977, July 1, 1977, and August 1, 1977
               (Exhibit 10-16, File No. 2-61881); Amendments dated August 15, 1978, January 3, 1980, and February 1980 (Exhibit 10-3, File No. 2-68283); Amendment dated September 1, 1981 (Exhibit 10(h) to 1981 Form 10-K, File No. 1-3446); Amendment dated as of December 1, 1981 (Exhibit 10(h) to 1982 Form 10-K, File No. 1-3446); Amendments dated June 1, 1982, June 15, 1983, and October 1, 1983 (Exhibit 10(i) to 1983 Form 10-K, File No. 1-3446); Amendments dated August 1, 1985, August 15, 1985, September 1, 1985, and January 1, 1986 (Exhibit 10(i) to 1985 Form 10-K, File No. 1-3446); Amendment dated
               September 1, 1986 (Exhibit 10(i) to 1986 Form 10-K, File No. 1-3446); Amendment dated April 30, 1987 (Exhibit 10(i) to 1987 Form 10-K, File No. 1-3446);
               Amendments dated March 1, 1988 and May 1, 1988 (Exhibit 10(i) to 1988 Form 10-K, File No. 1-3446);
               Amendment dated March 15, 1989 (Exhibit 10(i) to 1989 Form 10-K, File No. 1-3446); Amendment dated October 1, 1990 (Exhibit 10(i) to 1990 Form 10-K, File No. 1-3446); Amendment dated as of September 15, 1992 (Exhibit 10(i) to 1992 Form 10-K, File No. 1-3446); Amendments dated as of June 1, 1993, July 1, 1995, and September 1, 1995 (Exhibit 10(i) to 1995 Form 10-K, File No. 1-3446); Amendment dated as of December 1, 1996 (filed herewith).

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

         *(m)  New England Electric Companies' Deferred
               Compensation Plan as amended through November 26,
               1996 (filed herewith).

         *(n)  New England Electric System Companies Retirement
               Supplement Plan as amended through June 1, 1996
               (filed herewith).

         *(o)  New England Electric Companies' Executive
               Supplemental Retirement Plan I as amended through
               May 20, 1996 (filed herewith).

         *(p)  New England Electric Companies' Executive
               Supplemental Retirement Plan II as amended through
               October 25, 1995 (filed herewith).

         *(q)  New England Electric Companies' Incentive
               Compensation Plan I as amended through October 24,
               1995 (filed herewith).

         *(r)  New England Electric Companies' Incentive
               Compensation Plan II as amended through January 1, 1995 (Exhibit 10(r) to 1995 Form 10-K, File No. 1-
               3446).

         *(s)  New England Electric Companies' Incentive
               Compensation Plan III as amended through  January
               1, 1996 (filed herewith).

         *(t)  New England Electric Companies' Senior Incentive
               Compensation Plan as amended through January 1,
               1995 (Exhibit 10(q) to 1995 Form 10-K, File No. 1-
               3446).

         *(u)  New England Electric System Directors Deferred
               Compensation Plan as amended through December 1,
               1996 (filed herewith).

         *(v)  Forms of Life Insurance Program (Exhibit 10(s) to
               1986 Form 10-K, File No. 1-3446); and Form of Life
               Insurance (Collateral Assignment) (Exhibit 10(t) to 1991 Form 10-K, File No. 1-3446).

         *(w)  New England Electric Companies' Incentive Share
               Plan as amended through February 24, 1997 (filed herewith).

         *(x)  New England Electric Companies' Long-Term
               Performance Share Award Plan amended through
               February 24, 1997 (filed herewith).

         *(y)  New England Electric System Directors' Retirement
               Plan dated May 1, 1994 (filed herewith).

         *(z) Forms of Severance Protection Agreement (filed herewith).

        *(aa)  New England Power Service Company and Joan T. Bok:
               Service Credit Letter dated October 21, 1982
               (Exhibit 10(cc) to 1992 Form 10-K, File No.
               1-3446).

        *(bb)  New England Electric System and John W. Rowe:
               Service Credit Letter dated December 5, 1988
               (Exhibit 10(dd) to 1992 Form 10-K, File No.
               1-3446).

        *(cc)  Agreement between New England Electric System and
               John W. Rowe dated February 28, 1995 (filed herewith).

        *(dd)  New England Power Service Company and the Company:
               Form of Supplemental Pension Service Credit
               Agreement (Exhibit 10(ee) to 1992 Form 10-K, File
               No. 1-3446).

         (ee) New England Power Company and New England Hydro-Transmission Electric Company, Inc. et al:
               Phase II Massachusetts Transmission Facilities Support Agreement dated as of June 1, 1985 (Exhibit 10(t) to 1986 Form 10-K, File No. 1-3446);
               Amendment dated as of May 1, 1986 (Exhibit 10(t) to 1986 Form 10-K, File No. 1-3446); Amendments dated as of February 1, 1987, June 1, 1987, September 1, 1987, and October 1, 1987 (Exhibit 10(u) to 1987 Form 10-K, File No. 1-3446); Amendment dated as of

               August 1, 1988 (Exhibit 10(u) to 1988 Form 10-K,
               File No. 1-3446); Amendment dated January 1, 1989
               (Exhibit 10(u) to 1990 Form 10-K, File No. 1-3446).

         (ff) New England Power Company and New England Hydro-Transmission Corporation et al: Phase II New Hampshire Transmission Facilities Support Agreement dated as of June 1, 1985 (Exhibit 10(u) to 1986 Form 10-K, File No. 1-3446); Amendment dated as of May 1, 1986 (Exhibit 10(u) to 1986 Form 10-K, File No. 1-3446); Amendments dated as of February 1, 1987, June 1, 1987, September 1, 1987, and
               October 1, 1987 (Exhibit 10(v) to 1987 Form 10-K, File No. 1-3446); Amendment dated as of August 1,1988 (Exhibit 10(v) to 1988 Form 10-K, File No. 1-3446); Amendments dated January 1, 1989 and January 1, 1990 (Exhibit 10(v) to 1990 Form 10-K, File No. 1-3446).

         (gg) New England Power Company et al: Phase II New England Power AC Facilities Support Agreement dated as of June 1, 1985 (Exhibit 10(v) to 1986 Form 10-K, File No. 1-3446); Amendment dated as of May 1, 1986 (Exhibit 10(v) to 1986 Form 10-K, File No. 1-3446); Amendments dated as of February 1, 1987, June 1, 1987, and September 1, 1987 (Exhibit 10(w) to 1987 Form 10-K, File No. 1-3446); Amendment dated as of August 1, 1988 (Exhibit 10(w) to 1988 Form 10-K, File No. 1-3446).

         (hh) New England Hydro-Transmission Electric Company, Inc. and New England Electric System et al: Equity Funding Agreement dated as of June 1, 1985 (Exhibit 10(w) to 1986 Form 10-K, File No. 1-3446);
               Amendment dated as of May 1, 1986 (Exhibit 10(w) to 1986 Form 10-K, File No. 1-3446); Amendment dated as of September 1, 1987 (Exhibit 10(x) to 1987
               Form 10-K, File No. 1-3446); Amendment dated as of August 1, 1988 (Exhibit 10(x) to 1988 Form 10-K, File No. 1-3446).

         (ii) New England Hydro-Transmission Corporation and New England Electric System et al: Equity Funding Agreement dated as of June 1, 1985 (Exhibit 10(x) to 1986 Form 10-K, File No. 1-3446); Amendment dated as of May 1, 1986 (Exhibit 10(x) to 1986 Form 10-K, File No. 1-3446); Amendment dated as of September 1, 1987 (Exhibit 10(y) to 1987 Form 10-K, File No. 1-3446); Amendment dated as of August 1, 1988 (Exhibit 10(y) to 1988 Form 10-K, File No. 1-3446).

         (jj) Ocean State Power, et al., and Narragansett Energy Resources Company: Equity Contribution Agreement dated as of December 29, 1988 (Exhibit 10(aa) to 1988 Form 10-K, File No. 1-3446); Amendment dated as of September 29, 1989 (Exhibit 10(aa) to 1989 Form 10-K File No. 1-3446); Ocean State Power, et al., and New England Electric System: Equity Contribution Support Agreement dated as of December 29, 1988 (Exhibit 10(aa) to 1988 Form 10-K, File No. 1-3446); Amendment dated as of September 29, 1989 (Exhibit 10(aa) to 1989 Form 10-K, File No. 1-3446); Ocean State Power II, et al., and Narragansett Energy Resources Company:
               Equity Contribution Agreement dated as of September 29, 1989 (Exhibit 10(aa) to 1989 Form 10-K File No. 1-3446); Ocean State Power II, et al., and New England Electric System: Equity Contribution Support Agreement dated as of September 29, 1989 (Exhibit 10(aa) to 1989 Form 10-K File No. 1-3446).

         (kk)  NEES Energy, Inc./AllEnergy Marketing Company,
               L.L.C.: Limited Liability Company Agreement dated as of September 18, 1996 (Exhibit B-1 to Amendment
               No. 1 to Form U-1, File No. 70-8921).

   * Compensation related plan, contract, or arrangement.


   (13) 1996 Annual Report to Shareholders (filed herewith).

   (21) Subsidiary list appears in Part I of this document.

   (24) Power of Attorney (filed herewith).

   (27) Financial Data Schedule (filed herewith).


                               NEP
                               ---

   (3)    (a)  Articles of Organization as amended through June
               27, 1987 (Exhibit 3(a) to 1988 Form 10-K, File No.
               0-1229).

          (b)  By-laws of the Company as amended May 10, 1995
               (Exhibit 3(b) to 1995 Form 10-K, File No. 0-1229).

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

          (c) Connecticut Yankee Atomic Power Company et al. and the Company: Stockholders Agreement dated July 1, 1964 (Exhibit 13-9-A, File No. 2-2006); Power
               Purchase Contract dated July 1, 1964 (Exhibit 13-9-B, File No. 2-23006); Additional Power Contract dated as of April 30, 1984 and 1996 Amendatory Agreement dated as of December 4, 1996 (Exhibit 10(c) to 1996 Form 10-K, File No. 1-3446);
               Supplementary Power Contract dated as of April 1, 1987 (Exhibit 10(c) to 1987 Form 10-K, File No. 0-1229); Capital Funds Agreement dated September 1, 1964 (Exhibit 13-9-C, File No. 2-23006);
               Transmission Agreement dated October 1, 1964
               (Exhibit 13-9-D, File No. 2-23006); Agreement revising Transmission Agreement dated July 1, 1979 (Exhibit to NEES' 1979 Form 10-K, File No. 1-3446); Amendment revising Transmission Agreement dated as of January 19, 1994 (Exhibit 10(c) to NEES' 1995 Form 10-K, File No. 1-3446; Five Year Capital Contribution Agreement dated November 1, 1980 (Exhibit 10(e) to NEES' 1980 Form 10-K, File No. 1-3446).

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

          (f)  The Narragansett Electric Company and the Company:
               Primary Service for Resale dated February 15, 1974 (Exhibit 4-1(b), File No. 2-51292); Amendment of Service Agreement dated July 26, 1990 (Exhibit 4(f) to New England Power Company's 1990 Form 10-K, File No. 0-1229). Amendment of Service Agreement dated July 24, 1991 (Exhibit 10(f) to 1991 Form 10-K,
               File No. 0-1229); Amendment of Service Agreement effective November 1, 1993 (Exhibit 10(f) to 1993 Form 10-K, File No. 0- 1229); Memorandum of Understanding effective May 22, 1994 (Exhibit 10(e) to 1994 Form 10-K, File No. 0-1229); Amendment of Service Agreement effective January 1, 1995 (Exhibit 10(f) to 1995 Form 10-K, File No. 0-1229).

          (g) Time Charter between International Shipholding Corp., and New England Power Company dated as of October 27, 1994; Amendments dated as of September 22, 1995 (Exhibit 10(g) to 1995 Form 10-K, File No. 0-1229).

          (h) Consent and Agreement among New England Power Company, Central Gulf Lines, Inc., Enterprise Ship Company, Inc., and The Bank of New York dated as of September 28, 1995 (Exhibit 10(h) to 1995 Form 10-K, File No. 0-1229).

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

          (l) New England Power Pool Agreement: (Exhibit 4(e), File No. 2-43025); Amendments dated July 1, 1972, March 1, 1973 (Exhibit 10-15, File No. 2-48543);Amendment dated March 15, 1974 (Exhibit 10-5, File No. 2-52775); Amendment dated June 1, 1975 (Exhibit 10-14, File No. 2-57831); Amendment dated September 1, 1975 (Exhibit 10-13, File No. 2-59182); Amendments dated December 31, 1976, January 31, 1977, July 1, 1977, and August 1, 1977
               (Exhibit 10-16, File No. 2-61881); Amendments dated August 15, 1978, January 3, 1980, and February 1980 (Exhibit 10-3, File No. 2-68283); Amendment dated

               September 1, 1981 (Exhibit 10(h) to NEES' 1981 Form 10-K, File No. 1-3446); Amendment dated December 1, 1981 (Exhibit 10(h) to NEES' 1982 Form 10-K, File No. 1-3446); Amendments dated June 1, 1982,
               June 15, 1983, and October 1, 1983 (Exhibit 10(i) to NEES' 1983 Form 10-K, File 1-3446); Amendments dated August 1, 1985, August 15, 1985, September 1, 1985, and January 1, 1986 (Exhibit 10(i) to NEES' 1985 Form 10-K, File No. 1-3446); Amendment dated September 1, 1986 (Exhibit 10(i) to NEES' 1986 Form 10-K, File No. 1-3446); Amendment dated April 30, 1987 (Exhibit 10(i) to NEES' 1987 Form 10-K, File No. 1-3446); Amendments dated March 1, 1988 and May 1, 1988 (Exhibit 10(i) to NEES' 1988 Form 10-K,
               File No. 1-3446); Amendment dated March 15, 1989 (Exhibit 10(i) to 1989 NEES Form 10-K, File No. 1-3446); Amendment dated October 1, 1990 (Exhibit 10(i) to 1990 NEES Form 10-K, File No. 1-3446);
               Amendment dated October 1, 1990 Exhibit 10(i) to 1990 NEES Form 10-K, File No. 1-3446); Amendment dated as of September 15, 1992 (Exhibit 10(i) to 1992 NEES Form 10-K, File No. 1-3446); Amendments dated as of June 1, 1993, July 1, 1995, and September 1, 1995 (Exhibit 10(i) to 1995 NEES Form 10-K, File No. 1-3446); Amendment dated as of December 1, 1996 (Exhibit 10(i) to 1996 NEES Form 10-K, File No. 1-3446).

          (m)  New England Power Service Company and the Company:
               Specimen of Service Contract (Exhibit 10(l) to 1994 Form 10-K, File No. 0-1229).

          (n)  Massachusetts Electric Company, et al. and the
               Company: Form of Mutual Assistance Agreement (filed herewith).

          (o)  Massachusetts Electric Company, et al. and the
               Company: Restructuring Settlement Agreement approved by the Massachusetts Department of Public
               Utilities (filed herewith).

          (p) Public Service Company of New Hampshire et al. and the Company: Agreement for Joint Ownership, Construction and Operation of New Hampshire Nuclear Units dated as of May 1, 1973; Amendments dated May 24, 1974, June 21, 1974, September 25, 1974 and
               October 25, 1974 (Exhibit 10-18(b), File No.
               2-52820); Amendment dated January 31, 1975 (Exhibit 10-16(b), File No. 2-57831); Amendments dated April 18, 1979, April 25, 1979, June 8, 1979, October 11,
               1979, December 15, 1979, June 16, 1980, and
               December 31, 1980 (Exhibit 10(i) to NEES' 1980 Form 10-K, File No. 1-3446); Amendments dated June 1,

               1982, April 27, 1984, and June 15, 1984 (Exhibit
               10(j) to NEES' 1984 Form 10-K, File No. 1-3446);
               Amendments dated March 8, 1985, March 14, 1986,
               May 1, 1986, and September 19, 1986 (Exhibit 10(j) to NEES' 1986 Form 10-K, File No. 1-3446);
               Amendment dated November 12, 1987 (Exhibit 10(j) to NEES' 1987 Form 10-K, File No. 1-3446); Amendment dated January 13, 1989 (Exhibit 10(j) to NEES' 1990 Form 10-K, File No. 1-3446); Seventh Amendment as of November 1, 1990 (Exhibit 10(m) to NEES' 1991 Form 10-K, File No. 1-3446). Transmission Support Agreement dated as of May 1, 1973 (Exhibit 10-23, File No. 2-49184); Instrument of Transfer to the Company with respect to the New Hampshire Nuclear Units and Assumptions of Obligations dated December 17, 1975 and Agreement Among Participants in New Hampshire Nuclear Units, certain Massachusetts Municipal Systems and Massachusetts Municipal Wholesale Electric Company dated May 28, 1976 (Exhibit 16(c), File No. 2-57831); Seventh Amendment To and Restated Agreement for Seabrook Project Disbursing Agent dated as of November 1, 1990 (Exhibit 10(m) to NEES' 1991 Form 10-K, File No. 1-3446); Amendments dated as of June 29, 1992 (Exhibit 10(j) to NEES' 1992 Form 10-K, File No. 1-
               3446). Settlement Agreement dated as of July 19, 1990 between Northeast Utilities Service Company and the Company (Exhibit 10(m) to NEES' 1991 Form 10-K, File No. 1-3446). Seabrook Project Managing Agent Operating Agreement dated as of June 29, 1992, Amendment to Seabrook Project Managing Agent Operating Agreement dated as of June 29, 1992 (Exhibit 10(j) to NEES' 1992 Form 10-K, File No. 1-
               3446).

         (q) Vermont Yankee Nuclear Power Corporation et al. and the Company: Capital Funds Agreement dated February 1, 1968, Amendment dated March 12, 1968 and Power Purchase Contract dated February 1, 1968 (Exhibit 4-6, File No. 2-29145); Amendments dated as of June 1, 1972, April 15, 1983 (Exhibit 10(k) to NEES' 1983 Form 10-K, File No. 0-1229) and
               April 24, 1985 (Exhibit 10(n) to NEES' 1985 Form 10-K, File No. 1-3446); Amendment dated as of
               June 1, 1985 (Exhibit 10(n) to 1988 Form 10-K, File No. 0-1229); Amendments dated May 6, 1988 (Exhibit 10(n) to 1988 Form 10-K, File No. 0-1229);
               Amendment dated as of June 15, 1989 (Exhibit 10(k) to 1989 NEES Form 10-K, File No. 1-3446); Additional Power Contract dated as of February 1, 1984 (Exhibit 10(k) to NEES' 1983 Form 10-K, File No. 1-3446); Guarantee Agreement dated as of November 5, 1981 (Exhibit 10(j) to NEES' 1981 Form 10-K, File No. 1-3446).

          (r)  Yankee Atomic Electric Company et al. and the
               Company: Amended and Restated Power Contract dated April 1, 1985 (Exhibit 10(l) to NEES' 1985 Form 10-K, File No. 1-3446); Amendment dated May 6, 1988 (Exhibit 10(l) to NEES' 1988 Form 10-K, File No. 1-3446); Amendments dated as of June 26, 1989 and July 1, 1989 (Exhibit 10(l) to 1989 NEES Form 10-K, File No. 1-3446); Amendment dated as of February 1, 1992 (Exhibit 10(l) to 1992 NEES Form 10-K, File No. 1-3446).

         *(s)  New England Electric Companies' Deferred
               Compensation Plan as amended through November 26,
               1996 (Exhibit 10(m) to NEES' 1996 Form 10-K, File
               No. 1-3446).

         *(t)  New England Electric System Companies Retirement
               Supplement Plan as amended through June 1, 1996
               (Exhibit 10(n) to NEES' 1996 Form 10-K, File No.
               1-3446).

         *(u)  New England Electric Companies' Executive
               Supplemental Retirement Plan I as amended through
               May 20, 1996 (Exhibit 10(o) to NEES' 1996 Form
               10-K, File No. 1-3446).

         *(v)  New England Electric Companies Executive
               Supplemental Retirement Plan II as amended through
               October 25, 1995 (Exhibit 10(p) to NEES' 1996 Form
               10-K, File No. 1-3446).

         *(w)  New England Electric Companies' Incentive
               Compensation Plan I as amended through October 24,
               1995 (Exhibit 10(p) to NEES' 1996 Form 10-K, File
               No. 1-3446).

         *(x)  New England Electric Companies' Incentive
               Compensation Plan II as amended through January 1,
               1995 (Exhibit 10(r) to NEES' 1995 Form 10-K, File
               No. 1-3446).

         *(y)  New England Electric Companies' Incentive
               Compensation Plan III as amended through January 1, 1996 (Exhibit 10(s) to NEES' 1996 Form 10-K, File
               No. 1-3446).

         *(z)  New England Electric Companies' Senior Incentive
               Compensation Plan as amended through January 1,
               1995 (Exhibit 10(q) to NEES' 1995 Form 10-K, File
               No. 1-3446).

        *(aa) Forms of Life Insurance Program: (Exhibit 10(s) to NEES' 1986 Form 10-K, File No. 1-3446); and Form of Life Insurance (Collateral Assignment) (Exhibit 10(t) to NEES' 1991 Form 10-K, File No. 1-3446).

        *(bb)  New England Electric Companies' Incentive Share
               Plan as amended through February 24, 1997 (Exhibit
               10 (w) to NEES 1996 Form 10-K, File No. 1-3446).

        *(cc)  New England Electric System Directors' Retirement
               Plan dated May 1, 1994 (Exhibit 10(y) to 1996 NEES
               Form 10-K, File No. 1-3446.

        *(dd)  Forms of Severance Protection Agreement (Exhibit 10
               (z) to NEES' 1996 Form 10-K, File No. 1-3446).

        *(ee)  New England Electric Companies' Long-Term
               Performance Share Award Plan amended through
               February 24, 1997 (Exhibit 10(x) to NEES' 1996 Form 10-K, File No. 1-3446).

         (ff) New England Hydro-Transmission Electric Company, Inc. et al. and the Company: Phase II Massachusetts Transmission Facilities Support Agreement dated as of June 1, 1985 (Exhibit 10(t) to NEES' 1986 Form 10-K, File No. 1-3446);
               Amendment dated as of May 1, 1986 (Exhibit 10(t) to NEES' 1986 Form 10-K, File No. 1-3446); Amendments dated as of February 1, 1987, June 1, 1987, September 1, 1987, and October 1, 1987 (Exhibit 10(u) to NEES' 1987 Form 10-K, File No. 1-3446);
               Amendment dated as of August 1, 1988 (Exhibit 10(u) to NEES' 1988 Form 10-K, File No. 1-3446);
               Amendment dated January 1, 1989 (Exhibit 10(u) to NEES' 1990 Form 10-K, File No. 1-3446).

         (gg) New England Hydro-Transmission Corporation et al. and the Company: Phase II New Hampshire Transmission Facilities Support Agreement dated as of June 1, 1985 (Exhibit 10(u) to NEES' 1986 Form 10-K, File No. 1-3446); Amendment dated as of
               May 1, 1986 (Exhibit 10(u) to NEES' 1986 Form 10-K, File No. 1-3446); Amendments dated as of February 1, 1987, June 1, 1987, September 1, 1987, and
               October 1, 1987 (Exhibit 10(v) to NEES' 1987 Form 10-K, File No. 1-3446). Amendment dated as of August 1, 1988 (Exhibit 10(v) to NEES' 1988 Form 10-K, File No. 1-3446); Amendments dated January 1, 1989 and January 1, 1990 (Exhibit 10 (v) to NEES' 1990 Form 10-K, File No. 1-3446).

         (hh)  Vermont Electric Power Company et al. and the
               Company:  Phase II New England Power AC Facilities

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


   (13) 1996 Annual Report to Stockholders (filed herewith).

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

          (c) New England Power Pool Agreement: (Exhibit 4(e), File No. 2-43025); Amendments dated July 1, 1972, and March 1, 1973 (Exhibit 10-15, File No. 2-48543); Amendment dated March 15, 1974 (Exhibit 10-5, File No. 2-52775); Amendment dated June 1, 1975 (Exhibit 10-14, File No. 2-57831); Amendment dated September 1, 1975 (Exhibit 10-13, File No. 2-59182); Amendments dated December 31, 1976, January 31, 1977, July 1, 1977, and August 1, 1977
               (Exhibit 10-16, File No. 2-61881); Amendments dated August 15, 1978, January 3, 1980, and February 1980 (Exhibit 10-3, File No. 2-68283); Amendment dated September 1, 1981 (Exhibit 10(h) to NEES' 1981 Form 10-K, File No. 1-3446); Amendment dated as of December 1, 1981 (Exhibit 10(h) to NEES' 1982 Form 10-K, File No. 1-3446); Amendments dated June 1, 1982, June 15, 1983, and October 1, 1983 (Exhibit 10(i) to NEES' 1983 Form 10-K, File No. 1-3446);
               Amendments dated August 1, 1985, August 15, 1985, September 1, 1985, and January 1, 1986 (Exhibit 10(i) to NEES' 1985 Form 10-K, File No. 1-3446);
               Amendment dated September 1, 1986 (Exhibit 10(i) to NEES' 1986 Form 10-K, File No. 1-3446); Amendments dated April 30, 1987 (Exhibit 10(i) to NEES' 1987 Form 10-K, File No. 1-3446); Amendments dated
               March 1, 1988 and May 1, 1988 (Exhibit 10(i) to NEES' 1988 Form 10-K, File No. 1-3446); Amendment dated March 15, 1989 (Exhibit 10(i) to 1989 NEES Form 10-K, File No. 1-3446). Amendment dated October 1, 1990 (Exhibit 10(i) to 1990 NEES Form 10-K, File No. 1-3446); Amendment dated as of September 15, 1992 (Exhibit 10(i) to 1992 NEES Form 10-K, File No. 1-3446). Amendments dated as of June 1, 1993, July 1, 1995, and September 1, 1995 (Exhibit 10(i) to 1995 NEES Form 10-K, File No. 1-
               3446); Amendment dated as of December 1, 1996 (Exhibit 10(i) to 1996 NEES Form 10-K, File No. 1-
               3446).

          (d)  New England Power Service Company and the Company:
               Specimen of Service Contract (Exhibit 10(l) to 1994 NEP Form 10-K, File No. 0-1229).

          (e)  New England Power Company et al. and the Company:
               Form of Mutual Assistance Agreement (Exhibit 10(n) to 1996 NEP Form 10-K, File No. 0-1229).

          (f)  New England Power Company et al. and the Company:
               Restructuring Settlement Agreement approved by the Massachusetts Department of Public Utilities
               February 26, 1997 (Exhibit 10(o) to 1996 Form 10-K, File No. 0-1229).

          (g)  New England Telephone and Telegraph Company and the
               Company: Specimen of Joint Ownership Agreement for Wood Poles (Exhibit 4(e), File No. 2-24458).

         *(h)  New England Electric Companies' Deferred
               Compensation Plan as amended through November 26,
               1996 (Exhibit 10(m) to NEES' 1996 Form 10-K, File
               No. 1-3446).

         *(i)  New England Electric System Companies Retirement
               Supplement Plan as amended through June 1, 1996
               (Exhibit 10(n) to NEES' 1996 Form 10-K, File No.
               1-3446).

         *(j)  New England Electric Companies' Executive
               Supplemental Retirement Plan I as amended through
               May 20, 1996 (Exhibit 10(o) to NEES' 1996 Form
               10-K, File No. 1-3446).

         *(k)  New England Electric Companies' Executive
               Supplemental Retirement Plan II as amended through
               October 25, 1995 (Exhibit 10(p) to NEES' 1996 Form
               10-K, File No. 1-3446).

         *(l)  New England Electric Companies' Incentive
               Compensation Plan as amended through January 1,
               1995 (Exhibit 10(p) to NEES' 1995 Form 10-K, File
               No. 1-3446).

         *(m)  New England Electric Companies' Incentive
               Compensation Plan II as amended through January 1,
               1995 (Exhibit 10(r) to NEES' 1995 Form 10-K, File
               No. 1-3446).

         *(n)  New England Electric Companies' Incentive
               Compensation Plan III as amended through January 1, 1996 (Exhibit 10(s) to NEES' 1996 Form 10-K, File
               No. 1-3446).

         *(o)  New England Electric Companies' Form of Deferred
               Compensation Agreement for Directors (Exhibit 10(p) to NEES' 1980 Form 10-K, File No. 1-3446).

         *(p)  New England Electric Companies' Senior Incentive
               Compensation Plan as amended through January 1,
               1995 (Exhibit 10(q) to NEES' 1995 Form 10-K, File
               No. 1-3446).

         *(q) Forms of Life Insurance Program: (Exhibit 10(s) to NEES' 1986 Form 10-K, File No. 1-3446); and Form of Life Insurance (Collateral Assignment) (Exhibit 10(t) to NEES' 1991 Form 10-K, File No. 1-3446).

         *(r)  New England Electric Companies' Incentive Share
               Plan as amended through February 24, 1997 (Exhibit
               10(w) to NEES' 1996 Form 10-K, File No. 1-3446).

         *(s)  New England Electric Companies' Long-Term
               Performance Share Award Plan amended through
               February 24, 1997 (Exhibit 10 (x) to NEES' 1996
               Form 10-K, File No. 1-3446).

         *(t)  New England Electric System Directors' Retirement
               Plan dated May 1, 1994 (Exhibit 10(y) to NEES' 1996 Form 10-K, File No. 1-3446.

         *(u)  Forms of Severance Protection Agreement (Exhibit 10
               (z) to NEES' 1996 Form 10-K, File No. 1-3446).

         *(v)  New England Power Service Company and the Company:
               Form of Supplemental Pension Service Credit
               Agreement (Exhibit 10(ee) to 1992 NEES Form 10-K,
               File No. 1-3446).

   * Compensation related plan, contract, or arrangement.

   (12) Statement re computation of ratios for incorporation by reference into the Mass. Electric registration statement on Form S-3, Commission File No. 33-59145 (filed herewith).

   (13) 1996 Annual Report to Stockholders (filed herewith).

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

               (Exhibit 10-3, File No. 2-68283); Amendment dated September 1, 1981 (Exhibit 10(h) to NEES' 1981 Form 10-K, File No. 1-3446); Amendment dated December 1, 1981 (Exhibit 10(h) to NEES' 1982 Form 10-K, File No. 1-3446); Amendments dated June 1, 1982,
               June 15, 1983, and October 1, 1983 (Exhibit 10(i) to NEES' 1983 Form 10-K, File No. 1-3446);
               Amendments dated August 1, 1985, August 15, 1985, September 1, 1985, and January 1, 1986 (Exhibit 10
               (i) to NEES' 1985 Form 10-K, File No. 1-3446);
               Amendment dated September 1, 1986 (Exhibit 10(i) to NEES' 1986 Form 10-K, File No. 1-3446); Amendment dated April 30, 1987 (Exhibit 10(i) to NEES' 1987 Form 10-K, File No. 1-3446); Amendments dated March 1, 1988 and May 1, 1988 (Exhibit 10(i) to NEES' 1988 Form 10-K, File No. 1-3446); Amendment dated March 15, 1989 (Exhibit 10(i) to 1989 NEES Form 10-K, File No. 1-3446). Amendment dated October 1, 1990 (Exhibit 10(i) to 1990 NEES' Form 10-K, File No. 1-3446); Amendment dated as of September 15, 1992 (Exhibit 10(i) to NEES' 1992 Form 10-K, File No. 1-3446); Amendments dated as of June 1, 1993, July 1, 1995, and September 1, 1995 (Exhibit 10(i) to NEES' 1995 Form 10-K, File No. 1-3446);
               Amendment dated as of December 1, 1996 (Exhibit 10(i) to 1996 NEES Form 10-K, File No. 1-3446).

          (d)  New England Power Service Company and the Company:
               Specimen of Service Contract (Exhibit 4(l) to 1994
               NEP Form 10-K, File No. 0-1229).

          (e)  New England Power Company et al. and the Company:
               Form of Mutual Assistance Agreement (Exhibit 10 (n) to 1996 Form 10-K, File No. 0-1229).

          (f)  New England Telephone and Telegraph Company and the
               Company: Specimen of Joint Ownership Agreement for Wood Poles (Exhibit 3(d), File No. 2-24458).

         *(g)  New England Electric Companies' Deferred
               Compensation Plan, as amended through November 26,
               1996 (Exhibit 10(m) to NEES' 1996 Form 10-K, File
               No. 1-3446).

         *(h)  New England Electric System Companies Retirement
               Supplement Plan, as amended through June 1, 1996
               (Exhibit 10(n) to NEES' 1996 Form 10-K, File No.
               1-3446).

         *(i)  New England Electric Companies' Executive
               Supplemental Retirement Plan I, as amended through
               May 20, 1996 (Exhibit 10(o) to NEES' 1996
               Form 10-K, File No. 1-3446).

         *(j)  New England Electric Companies' Executive
               Supplemental Retirement Plan II, as amended through October 25, 1995 (Exhibit 10(p) to NEES' 1996
               Form 10-K, File No. 1-3446).

         *(k) New England Companies' Incentive Compensation Plan, as amended through January 1, 1995 (Exhibit 10(p) to NEES' 1995 Form 10-K, File No. 1-3446).

         *(l)  New England Electric Companies' Incentive
               Compensation Plan II as amended through January 1,
               1995 (Exhibit 10(r) to NEES' 1995 Form 10-K, File
               No. 1-3446).

         *(m)  New England Electric Companies' Incentive
               Compensation Plan III as amended through January 1, 1996 (Exhibit 10(s) to NEES' 1996 Form 10-K, File
               No. 1-3446).

         *(n)  New England Electric Companies' Form of Deferred
               Compensation Agreement for Directors (Exhibit 10(p) to NEES' 1980 Form 10-K, File No. 1-3446).

         *(o)  New England Electric Companies' Senior Incentive
               Compensation Plan as amended through January 1,
               1995 (Exhibit 10(q) to NEES' 1995 Form 10-K, File
               No. 1-3446).

         *(p) Forms of Life Insurance Program (Exhibit 10(s) to NEES' 1986 Form 10-K, File No. 1-3446); and Form of Life Insurance (Collateral Assignment) (Exhibit 10(t) to NEES' 1991 Form 10-K, File No. 1-3446).

         *(q)  New England Electric Companies' Incentive Share
               Plan as amended through February 24, 1997 (Exhibit
               10(u) to NEES' 1995 Form 10-K, File No. 1-3446).

         *(r)  New England Power Service Company and the Company:
               Form of Supplemental Pension Service Credit
               Agreement (Exhibit 10(ee) to 1992 NEES Form 10-K,
               File No. 1-3446).

         *(s)  New England Electric Companies Long-Term
               Performance Share Award Plan amended through
               February 24, 1997 (Exhibit 10 (x) to NEES' 1996
               Form 10-K, File No. 1-3446).

         *(t)  New England Electric System Directors' Retirement
               Plan dated May 1, 1994 (Exhibit 10 (y) to NEES 1996 Form 10-K, File No. 1-3446).

         *(u)  Forms of Severance Protection Agreement (Exhibit
               10(z) to NEES' 1996 Form 10-K, File No. 1-3446).

   * Compensation related plan, contract, or arrangement.

   (12) Statement re computation of ratios for incorporation by reference into the Narragansett registration statement on Form S-3, Commission File No. 33-61131 (filed herewith).

   (13) 1996 Annual Report to Stockholders (filed herewith).

   (24) Power of Attorney (filed herewith).

   (27) Financial Data Schedule (filed herewith).


Reports on Form 8-K

                               NEES
                               ----

    NEES filed reports on Form 8-K dated February 1, 1996, February 16, 1996, May 30, 1996, September 12, 1996, September 18, 1996, and
October 1, 1996, all of which contained Item 5.

                               NEP
                               ---

    NEP filed reports on Form 8-K dated February 1, 1996, February 16, 1996, May 30, 1996, September 12, 1996, and October 1, 1996,
all of which contained Item 5.

                          Mass. Electric
                          --------------

    Mass. Electric filed reports on Form 8-K dated February 16,
1996, September 12, 1996, and October 1, 1996, all of which contained Item 5.

                           Narragansett
                           ------------

    Narragansett filed reports on Form 8-K dated February 7, 1996, May 30, 1996, and October 1, 1996, all of which contained Item 5.

                  NEW ENGLAND ELECTRIC SYSTEM

                           SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned thereunto duly authorized.

                                   NEW ENGLAND ELECTRIC SYSTEM*

                                     s/John W. Rowe

                                      John W. Rowe
                                      President and
                                      Chief Executive Officer
March 28, 1997

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

     Alfred D. Houston
     Executive Vice President and
     Chief Financial Officer


  Principal Accounting Officer

     s/Michael E. Jesanis

     Michael E. Jesanis
     Vice President and Treasurer


  Directors (a majority)

     Joan T. Bok
     William M. Bulger
     Paul L. Joskow
     Edward H. Ladd
     Joshua A. McClure
     John W. Rowe                          s/John G. Cochrane
     George M. Sage                All by:
     Charles E. Soule                       John G. Cochrane
     Anne Wexler                            Attorney-in-fact
     James Q. Wilson
     James R. Winoker

Date (as to all signatures on this page)

March 28, 1997

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

     (Signature and Title)

  Principal Executive Officer


     s/Jeffrey D. Tranen

     Jeffrey D. Tranen
     President

  Principal Financial Officer


     s/Michael E. Jesanis

     Michael E. Jesanis
     Treasurer


  Principal Accounting Officer


     s/Howard W. McDowell

     Howard W. McDowell
     Controller


  Directors (a majority)

     Joan T. Bok
     Alfred D. Houston                    s/John G. Cochrane
     Cheryl A. LaFleur
     John W. Rowe                  All by:
     Jeffrey D. Tranen                      John G. Cochrane
                                            Attorney-in-fact


Date (as to all signatures on this page)

March 28, 1997

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

                                   MASSACHUSETTS ELECTRIC COMPANY



                                       s/Lawrence J. Reilly

                                      Lawrence J. Reilly
                                      President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company.

     (Signature and Title)

   Principal Executive Officer


     s/Lawrence J. Reilly

     Lawrence J. Reilly
     President

   Principal Financial Officer


     s/Michael E. Jesanis

     Michael E. Jesanis
     Treasurer

   Principal Accounting Officer


     s/Howard W. McDowell

     Howard W. McDowell
     Controller

   Directors (a majority)

     Urville J. Beaumont
     Joan T. Bok
     Sally L. Collins
      Kalyan K. Ghosh
       Patricia McGovern                  s/John G. Cochrane
     John F. Reilly, Jr.           All by:
     Lawrence J. Reilly                  John G. Cochrane
     John W. Rowe                        Attorney-in-fact
     Richard P. Sergel
     Roslyn M. Watson

Date (as to all signatures on this page)

March 28, 1997

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

     Alfred D. Houston
     Vice President and Treasurer


   Principal Accounting Officer


     s/Howard W. McDowell

     Howard W. McDowell
     Controller

    Directors (a majority)

     Joan T. Bok
     Stephen A. Cardi                     s/John G. Cochrane
     Richard W. Frost              All by:
     Frances H. Gammell
     Joseph J. Kirby                      John G. Cochrane
     Robert L. McCabe                     Attorney-in-fact
     Willliam E. Trueheart



Date (as to all signatures on this page)

March 28, 1997

                 NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                        INDEX TO FINANCIAL STATEMENTS

                                                       References (Page)
                                                       -----------------------
                                                            1996 Annual
                                                     Form    Report to
                                                     10-K   Shareholders*
                                                     ----   -------------

Report of Independent Accountants...........................                   46

 Statements of Consolidated Income,
   Year Ended December 31, 1996, 1995 and 1994.............          27

 Statements of Consolidated Retained Earnings,
   Year Ended December 31, 1996, 1995 and 1994.............          27

 Consolidated Balance Sheets, December 31, 1996 and 1995...          28

 Consolidated Statements of Cash Flows,
   Year Ended December 31, 1996, 1995 and 1994.............          29

 Consolidated Statements of Capitalization,
   December 31, 1996 and 1995..............................          30

Notes to Financial Statements...............................                  31-45

For the Year Ended December 31, 1996, 1995 and 1994:

 Consent of Independent Accountants........................   115

 * Incorporated by Reference


             CONSENT OF INDEPENDENT ACCOUNTANTS
             ----------------------------------



  We consent to the incorporation by reference in the registration statements of New England Electric System on Form S-3 of the Dividend Reinvestment and Common Share Purchase Plan (File No. 33-12313) and on Forms S-8 of the New England Electric System Companies Incentive Thrift Plan (File No. 33-26066), the New England Electric System Companies Incentive Thrift Plan II (File No. 33-35470) and the Yankee Atomic Electric Company Thrift Plan (File No. 2-67531) of our report dated February 28, 1997 on our audits of the consolidated financial statements of New England Electric System and subsidiaries as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, which report is incorporated by reference in this Annual Report on Form 10-K.

  We also consent to the incorporation by reference in the registration statements of New England Power Company on Forms S-3 (File Nos. 33-48257, 33-48897, and 33-49193) Massachusetts Electric Company on Form S-3 (File No. 33-59145) and The Narragansett Electric Company on Form S-3 (File No. 33-61131) of our reports dated February 28, 1997 on our audits of the financial statements of New England Power Company, Massachusetts Electric Company and The Narragansett Electric Company, respectively, as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, which reports are incorporated by reference in this Annual Report on Form 10-K.



                                    s/ Coopers & Lybrand L.L.P.

Boston, Massachusetts                COOPERS & LYBRAND L.L.P.
March 28, 1997

                          NEW ENGLAND POWER COMPANY
                        INDEX TO FINANCIAL STATEMENTS


                                                       References (Page)
                                                       ----------------------
                                                            1996 Annual
                                                     Form    Report to
                                                     10-K   Shareholders*
                                                     ----   -------------

Report of Independent Accountants...........................                      2

Statements of Income,
 Year Ended December 31, 1996, 1995 and 1994...............            17

Statements of Retained Earnings,
 Year Ended December 31, 1996, 1995 and 1994...............            17

Balance Sheets, December 31, 1996 and 1995..................                     18

Statements of Cash Flows,
 Year Ended December 31, 1996, 1995 and 1994...............            19

Notes to Financial Statements...............................                  20-44

For the Year Ended December 31, 1996, 1995 and 1994:

 Consent of Independent Accountants.......................    115


* Incorporated by Reference

                        MASSACHUSETTS ELECTRIC COMPANY
                        INDEX TO FINANCIAL STATEMENTS


                                                           References (Page)
                                                        ----------------------
                                                            1996 Annual
                                                     Form    Report to
                                                     10-K   Shareholders*
                                                     ----   -------------

Report of Independent Accountants...........................               2

Statements of Income,
 Year Ended December 31, 1996, 1995 and 1994...............               10

Statements of Retained Earnings,
 Year Ended December 31, 1996, 1995 and 1994...............               10

Balance Sheets, December 31, 1996 and 1995..................              11

Statements of Cash Flows,
 Year Ended December 31, 1996, 1995 and 1994...............               12

Notes to Financial Statements...............................                13-28

For the Year Ended December 31, 1996, 1995 and 1994:

 Consent of Independent Accountants........................         115

 * Incorporated by Reference

                      THE NARRAGANSETT ELECTRIC COMPANY
                        INDEX TO FINANCIAL STATEMENTS


                                                             References (Page)
                                                             ----------------------

                                                            1996 Annual
                                                     Form    Report to
                                                     10-K   Shareholders*
                                                     ----   -------------
Report of Independent Accountants...........................                      2

Statements of Income,
 Year Ended December 31, 1996, 1995 and 1994...............            10

Statements of Retained Earnings,
 Year Ended December 31, 1996, 1995 and 1994...............            10

Balance Sheets, December 31, 1996 and 1995..................                     11

Statements of Cash Flows,
 Year Ended December 31, 1996, 1995 and 1994...............            12

Notes to Financial Statements...............................                  13-27

For the Year Ended December 31, 1996, 1995 and 1994:

 Consent of Independent Accountants........................   115

 * Incorporated by Reference
