Form 10-Q
period 1997-03-31
NEW ENGLAND ELECTRIC SYSTEM
filed 1997-05-13
CIK 71297

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


  (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997

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

                       Yes (X)      No ( )

Common Shares, par value $1 per share, authorized and outstanding: 64,825,921 shares at March 31, 1997.

PART I FINANCIAL STATEMENTS
Item 1. Financial Statements
----------------------------

                   NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                        Statements of Consolidated Income
                              Periods Ended March 31
                                   (Unaudited)
                                                Three Months                           Twelve Months
                                                ------------                           -------------
                                            1997     1996      1997       1996
                                            ----     ----      ----       ----
                                                         (In Thousands)
Operating revenue                         $638,146 $586,220 $2,402,625 $2,299,616
                                          -------- -------- ---------- ----------

Operating expenses:
  Fuel for generation                       99,226   74,292    359,928    262,831
  Purchased electric energy                144,530  125,690    528,240    528,565
  Other operation                          123,874  115,521    509,443    504,165
  Maintenance                               31,056   32,283    126,558    127,212
  Depreciation and amortization             66,005   65,676    246,708    258,349
  Taxes, other than income taxes            39,728   38,625    144,836    135,941
  Income taxes                              38,765   39,178    138,786    137,555
                                          -------- -------- ---------- ----------
       Total operating expenses            543,184  491,265  2,054,499  1,954,618
                                          -------- -------- ---------- ----------
       Operating income                     94,962   94,955    348,126    344,998

Other income:
  Allowance for equity funds used during
   construction                                                             5,238
  Equity in income of generating companies   2,700    2,668     10,365     10,668
  Other income (expense), net               (1,666)    (535)    (9,297)    (7,389)
                                          -------- -------- ---------- ----------
       Operating and other income           95,996   97,088    349,194    353,515
                                          -------- -------- ---------- ----------
Interest:
  Interest on long-term debt                27,528   27,844    110,163    110,130
  Other interest                             3,791    4,267     19,051     19,507
  Allowance for borrowed funds used during
   construction                               (643)    (508)    (2,381)   (11,200)
                                          -------- -------- ---------- ----------
       Total interest                       30,676   31,603    126,833    118,437
                                          -------- -------- ---------- ----------

Income after interest                       65,320   65,485    222,361    235,078
Preferred dividends and net gain on
  reacquisition of preferred stock           1,833    2,172      6,124      8,690
Minority interests                           1,667    1,817      6,977      7,797
                                          -------- -------- ---------- ----------

       Net income                         $ 61,820 $ 61,496 $  209,260 $  218,591
                                          ======== ======== ========== ==========

Common shares                           64,969,652          64,878,371 64,940,490     64,921,367

Net income per common share                   $.95      $.95     $3.22      $3.37
Dividends declared per share                  $.59      $.59     $2.36      $2.36


                   Statements of Consolidated Retained Earnings


Retained earnings at beginning of period  $887,292  $831,529 $ 854,720  $ 789,350
Net income                                  61,820    61,496   209,260    218,591
Dividends declared on common shares        (38,271)  (38,305) (153,139)  (153,221)
                                          --------  -------- ---------  ---------
Retained earnings at end of period        $910,841  $854,720 $ 910,841  $ 854,720
                                          ========  ======== =========  =========


    The accompanying notes are an integral part of these financial statements.

               NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                        Consolidated Balance Sheets
                                (Unaudited)
                                                        March 31,                  December 31,
                                  ASSETS                 1997          1996
                                  ------                 ----          ----
                                                             (In Thousands)
Utility plant, at original cost                        $ 5,738,120   $5,692,956
 Less accumulated provisions for depreciation
  and amortization                                       1,887,725    1,853,003
                                                       -----------   ----------
                                                         3,850,395    3,839,953
Construction work in progress                               56,165       56,652
                                                       -----------   ----------
      Net utility plant                                  3,906,560    3,896,605
                                                       -----------   ----------
Oil and gas properties, at full cost                     1,288,430    1,286,661
 Less accumulated provision for amortization             1,102,376    1,081,940
                                                       -----------   ----------
      Net oil and gas properties                           186,054      204,721
                                                       -----------   ----------
Investments:
 Nuclear power companies, at equity                         48,692       47,902
 Other subsidiaries, at equity                              43,561       40,124
 Other investments                                          97,727       96,399
                                                       -----------   ----------
      Total investments                                    189,980      184,425
                                                       -----------   ----------
Current assets:
 Cash                                                        8,296        8,477
 Accounts receivable, less reserves of $20,435,000
  and $18,702,000                                          265,942      262,103
 Unbilled revenues                                          48,315       59,093
 Fuel, materials, and supplies, at average cost             77,866       74,111
 Prepaid and other current assets                           77,617       85,096
                                                       -----------   ----------
      Total current assets                                 478,036      488,880
                                                       -----------   ----------
Deferred charges and other assets                          441,233      448,620
                                                       -----------   ----------
                                                       $ 5,201,863   $5,223,251
                                                       ===========   ==========
                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common share equity:
   Common shares, par value $1 per share:
     Authorized - 150,000,000 shares
     Outstanding - 64,969,652 shares and 64,969,652 shares          $    64,970     $   64,970
 Paid-in capital                                           736,773      736,773
 Retained earnings                                         910,841      887,292
 Treasury stock - 143,731 shares and 102,957 shares         (5,044)      (3,618)
                                                       -----------   ----------
      Total common share equity                          1,707,540    1,685,417

 Minority interests in consolidated subsidiaries            46,236       46,293
 Cumulative preferred stock of subsidiaries                126,166      126,166
 Long-term debt                                          1,501,847    1,614,578
                                                       -----------   ----------
      Total capitalization                               3,381,789    3,472,454
                                                       -----------   ----------
Current liabilities:
 Long-term debt due within one year                        145,120       79,705
 Short-term debt                                           113,850      145,050
 Accounts payable                                          127,178      148,592
 Accrued taxes                                              69,698       14,911
 Accrued interest                                           22,807       27,494
 Dividends payable                                          37,377       37,276
 Other current liabilities                                 124,272      109,582
                                                       -----------   ----------
      Total current liabilities                            640,302      562,610
                                                       -----------   ----------
Deferred federal and state income taxes                    731,607      750,929
Unamortized investment tax credits                          91,331       91,936
Other reserves and deferred credits                        356,834      345,322
                                                       -----------   ----------
                                                       $ 5,201,863   $5,223,251
                                                       ===========   ==========

The accompanying notes are an integral part of these financial statements.

               NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                          Quarters Ended March 31
                                (Unaudited)
                                                         1997          1996
                                                         ----          ----
                                                             (In Thousands)
Operating activities:
   Net income                                           $  61,820    $  61,496
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                           66,895       67,577
   Deferred income taxes and investment tax credits, net  (18,875)     (19,097)
   Allowance for funds used during construction              (643)        (504)
   Minority interests                                       1,667        1,817
   Decrease (increase) in accounts receivable,
    net and unbilled revenues                               6,939       20,807
   Decrease (increase) in fuel, materials, and supplies    (3,755)      (4,228)
   Decrease (increase) in prepaid and other current assets  7,479       (2,866)
   Increase (decrease) in accounts payable                (21,414)     (35,111)
   Increase (decrease) in other current liabilities        64,790       77,247
   Other, net                                              14,457        7,319
                                                        ---------    ---------
      Net cash provided by operating activities         $ 179,360    $ 174,457
                                                        ---------    ---------

Investing activities:
   Plant expenditures, excluding allowance for
     funds used during construction                     $ (54,075)   $ (62,530)
   Oil and gas exploration and development                 (1,769)      (2,396)
   Other investing activities                              (3,732)      (1,878)
                                                        ---------    ---------
      Net cash used in investing activities             $ (59,576)   $ (66,804)
                                                        ---------    ---------

Financing activities:
   Dividends paid to minority interests                 $  (1,751)   $  (2,664)
   Dividends paid on NEES common shares                   (38,143)     (38,854)
   Short-term debt                                        (31,200)     (38,701)
   Long-term debt - issues                                              41,850
   Long-term debt - retirements                           (47,445)     (71,090)
   Repurchase of common shares                             (1,426)        (859)
                                                        ---------    ---------
      Net cash used in financing activities             $(119,965)   $(110,318)
                                                        ---------    ---------

Net increase (decrease) in cash and cash equivalents    $    (181)   $  (2,665)

Cash and cash equivalents at beginning of period            8,477        7,064
                                                        ---------    ---------
Cash and cash equivalents at end of period              $   8,296    $   4,399
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

    NEES and/or its subsidiaries have been named as potentially responsible parties (PRPs) by either the United States Environmental Protection Agency (EPA) or the Massachusetts Department of Environmental Protection for 23 sites at which hazardous waste is alleged to have been disposed. Private parties have also contacted or initiated legal proceedings against NEES and certain subsidiaries regarding hazardous waste cleanup. The most prevalent types of hazardous waste sites with which NEES and its subsidiaries have been associated are manufactured gas locations. (Until the early 1970s, NEES was a combined electric and gas holding company system.) NEES is aware of approximately 40 such manufactured gas locations (including nine of the 23 locations for which NEES companies are PRPs) mostly located in Massachusetts. NEES and its subsidiaries are currently aware of other possible hazardous waste sites, and may in the future become aware of additional sites, that they may be held responsible for remediating.

    In 1993, the Massachusetts Department of Public Utilities approved a settlement agreement regarding the rate recovery of remediation costs of former manufactured gas sites and certain other hazardous waste sites located in Massachusetts. Under that agreement, qualified costs related to these sites are paid out of a special fund established on Massachusetts Electric's books. Massachusetts Electric made an initial $30 million contribution to the fund. Rate-recoverable contributions of $3 million, adjusted since 1993 for inflation, are added annually to the fund along with interest and any recoveries from insurance carriers. At March 31, 1997, the fund had a balance of $17 million. Under a 1996 Massachusetts restructuring and rate settlement, an additional $15 million will be transferred to the fund in 1997 out of existing reserves for refunds. This settlement is pending approval with the

------------------------

Federal Energy Regulatory Commission.

    Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by NEES or its subsidiaries. Where appropriate, the NEES companies intend to seek recovery from their insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful. At March 31, 1997, NEES had total reserves for environmental response costs of $48 million and a related regulatory asset of $17 million. NEES believes that hazardous waste liabilities for all sites of which it is aware, and which are not covered by a rate agreement, are not material to its financial position.

    In October 1996, the American Institute of Certified Public
Accountants issued new accounting rules for Environmental
Remediation Liabilities which became effective in 1997. These new rules do not have a material effect on NEES's financial position or results of operations.


Note B - Investments in Nuclear Units
-------------------------------------

Millstone 3

    New England Power Company (NEP) is a 12 percent joint owner of the Millstone 3 nuclear generating unit (Millstone 3) a 1,150 megawatt (MW) unit. In April 1996, the Nuclear Regulatory Commission (NRC) ordered Millstone 3, which has experienced numerous technical and nontechnical problems, to remain shut down pending verification that the unit's operations are in accordance with NRC regulations and the unit's operating license. Millstone 3 is operated by a subsidiary of Northeast Utilities (NU). NEP is not an owner of Millstone 1 and 2 nuclear generating units, which are also shut down under NRC orders.

   A number of significant prerequisites must be fulfilled prior to restart of Millstone 3, including certification by NU that the unit adequately conforms to its design and licensing bases, an independent verification of corrective actions taken at the unit, an NRC assessment concluding a culture change has occurred, public hearings, and a vote of the NRC Commissioners. NU has announced that it expects Millstone 3 to be ready for restart around the end

-------------------------------------

of 1997, subject to review by the NRC Commissioners. NEP cannot predict when Millstone 3 will be allowed by the NRC to restart, but believes that the unit will remain shut down for a very protracted period.

   In 1996, NEP incurred $10 million of actual costs related to corrective actions associated with the outage and also accrued a liability at December 1996 of approximately $3 million for its share of future corrective action costs. In May 1997, NEP was informed by NU that additional costs are likely to be incurred in 1997, of which NEP's share is approximately $10 million. There is no assurance that NEP's share of the actual additional costs will be limited to $10 million. During the outage, NEP is also incurring approximately $1.6 million per month in incremental replacement power costs, which it has been recovering from customers through its fuel clause.

   Several criminal investigations related to Millstone 3 are ongoing. The NRC has identified numerous apparent violations of its regulations which may result in the assessment of civil penalties. NEP and other minority owners of Millstone 3 are assessing their legal rights with respect to NU's operation of Millstone 3.

Maine Yankee

   NEP has a 20 percent equity ownership interest in Maine Yankee Atomic Power Company (Maine Yankee) which owns an 880 MW nuclear generating station. Over the past few years, the Maine Yankee nuclear generating plant has experienced numerous technical and nontechnical problems. In 1995, the plant had been shut down for much of the year due to the discovery of cracks in its steam generator tubes. The plant is currently shut down due to a cable routing problem. In addition, due to leaking nuclear fuel rods, 68 fuel assemblies will be replaced. As a result, Maine Yankee management does not expect the unit to restart until the summer of 1997.

   In late 1995, allegations were made to the NRC that inadequate analyses of the plant's emergency core cooling system had been performed. As a result of the allegations, the NRC limited the plant's operation to 90 percent of full capacity. In September 1996, the NRC asked the Department of Justice (DOJ) to review, for potential criminal violations, an NRC investigatory report on the allegations. The DOJ is not limited in its investigation to the matters covered in that report.

-------------------------------------

   During 1996, the NRC conducted an independent safety assessment
(ISA) and identified a number of weaknesses, deficiencies, and apparent violations which could result in fines. Yankee Atomic, in which NEP has a 30 percent equity ownership interest, performed professional services for Maine Yankee associated with the matters being investigated. In response to the ISA results, Maine Yankee has indicated that it will spend more than $50 million in 1997 on operational improvements. In addition, management has identified approximately $34 million in additional expenditures it proposes to make in 1997. In February 1997, Entergy Corporation, an operator of five nuclear units, commenced providing management services to Maine Yankee.

   Under a confirmatory action letter issued by the NRC on December 18, 1996, and supplemented on January 30, 1997, Maine Yankee must fulfill certain commitments before its plant will be allowed by the NRC staff to return to service. The Maine Yankee owners are reviewing the economic viability of the plant. Because of regulatory and other uncertainties faced by Maine Yankee, NEP cannot predict whether or when Maine Yankee will return to service.

   During the outage, NEP is incurring approximately $1.8 million per month in incremental replacement power costs, which it has been recovering from customers through its fuel clause.

General

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

Note C - Town of Norwood Dispute
--------------------------------

   On April 14, 1997, the Town of Norwood, Massachusetts filed a lawsuit against NEP in the United States District Court for the District of Massachusetts. NEP is the wholesale electric supplier for Norwood pursuant to rates approved by the Federal Energy Regulatory Commission. Norwood alleges that the Company's proposal to divest its power generation assets violates the terms of a 1983 agreement settling an antitrust lawsuit brought by Norwood against NEP. Norwood also alleges that NEP's proposed divestiture plan and recovery of stranded investment costs contravene Federal antitrust laws. Norwood seeks that NEP be permanently enjoined from refusing to comply with the terms of the 1983 settlement agreement by divesting its generation assets or from charging unjust and unreasonable rates to Norwood. Norwood also seeks to recover treble damages of $450,000,000. NEP believes that its divestiture plan will promote competition in the wholesale power generation market and that it has met and will continue to meet its contractual commitments to Norwood. Further, NEP believes that Norwood's lawsuit is without merit and will move to dismiss the lawsuit.


Note D - New Accounting Standard
--------------------------------

   In 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128), which changes the calculation and presentation of earnings per share (EPS). FAS 128 is effective for periods ending after December 15, 1997 and requires restatement of all prior-period EPS data presented. However, FAS 128 is not expected to have any significant impact on NEES's EPS calculations.


Note E
------

   In the opinion of the Company, these statements reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of its operations for the periods presented and should be considered in conjunction with the notes to the consolidated financial statements in the Company's 1996 Annual Report.

    Item 2. Management's Discussion and Analysis of Financial
    ---------------------------------------------------------

                Condition and Results of Operations
               -----------------------------------
    This section contains management's assessment of New England Electric System's (NEES) financial condition and the principal factors having an impact on the results of operations. This discussion should be read in conjunction with the consolidated financial statements and footnotes and the 1996 Annual Report on Form 10-K.



Earnings
--------
    Earnings for the first quarter of 1997 were $.95 per share. These are the same earnings as the first quarter of 1996. The table below details the primary factors affecting consolidated earnings:
     Items in parentheses reduce earnings and are either increased expenses or decreased revenues; items not in parentheses increase earnings and are either increased revenues or decreased expenses.
1996 earnings                                            $ .95
Revenues                                                   .04
Purchased power costs, excluding fuel                     (.02)
Depreciation and amortization                              .04
Operation and maintenance expense                         (.05)
Other                                                     (.01)
                                                          ----
1997 earnings                                            $ .95
                                                         =====

   The increase in revenues for the first quarter results from a distribution rate increase effective in January 1997 and a wholesale transmission rate increase that became effective in July 1996, partially offset by lower kilowatt-hour (kWh) deliveries due to milder weather in the first quarter of 1997. KWh deliveries to ultimate customers decreased 0.3 percent in the first quarter of 1997.
   The increase in purchased power costs, excluding fuel, during the first quarter of 1997 reflects overhaul and repair costs relating to the Maine Yankee nuclear power plant and an overhaul at the Ocean State Power gas-fired plant, partially offset by reduced capacity purchases.
   The decrease in depreciation and amortization expense reflects the completion of the amortization of New England Power Company's
(NEP) pre-1988 investment in the Seabrook 1 nuclear unit and NEP's investment in the cancelled Seabrook 2 nuclear unit. In accordance with a 1995 settlement agreement, upon completion of the amortization of Seabrook 1 and Seabrook 2, NEP agreed to accelerate its amortization of previously deferred costs associated with postretirement benefits other than pensions (PBOPs). The increase in operation and maintenance expense is primarily due to this increased PBOP amortization.

Industry Restructuring
----------------------
   For a discussion of industry restructuring activities in Massachusetts, Rhode Island, and New Hampshire, see the "Industry Restructuring" section in the Company's Form 10-K for 1996. Divestiture of Generation Business
   Under the Massachusetts settlement and thus automatically under the Rhode Island statute, the NEES companies must complete the divestiture of their generating business within six months of the later of the commencement of retail choice in Massachusetts or the receipt of all necessary regulatory approvals.
   The NEES companies have received preliminary proposals for the purchase of its generation business from 25 potential buyers. The NEES companies have reviewed the preliminary proposals and invited a select group to submit formal, binding bids by the end of June. The NEES companies hope to announce a purchase and sale agreement by mid-year. Closing would follow the receipt of regulatory approvals, which are expected to take at least six to 12 months following the execution of purchase and sale agreements. At December 1996, the undepreciated book value of nonnuclear net generating plant was approximately $1.1 billion for all of the NEES companies.
   As part of the divestiture plan, NEP will endeavor to sell, or otherwise transfer, its minority interest in four nuclear power plants to nonaffiliates. In addition, New England Energy Incorporated (NEEI) is planning to sell its oil and gas properties, the cost of which is supported by NEP through fuel purchase contracts.
   The NEES companies have reached an agreement with all three of its unions - the Brotherhood of Utility Workers, the International Brotherhood of Electrical Workers, and the Utility Workers Union of America - regarding benefits and other assistance to union employees that are affected by the restructuring of the electric utility industry and the NEES companies divesture of its generation business. The NEES companies anticipate that industry restructuring and divestiture will lead to workforce reductions.
Rhode Island
   The Rhode Island legislature is considering a number of proposed bills relating to industry restructuring. Possible legislation dealing with securitization of stranded costs has been discussed; however, to date no such legislation has been introduced.
Accounting Implications
   Historically, electric utility rates have been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. Statement of Financial Accounting

Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), requires regulated entities, in appropriate circumstances, to establish regulatory assets, and thereby defer the income statement impact of certain costs expected to be recovered in future rates. At December 1996, the NEES companies had approximately $550 million in regulatory assets in compliance with FAS 71 of which approximately $75 million relate to the transmission and distribution business.
   Both the Massachusetts settlement and the Rhode Island statute provide for full recovery of the costs of generating assets and oil and gas related assets (including regulatory assets) not recoverable from the proceeds of the divestiture of NEP's generating business. Federal Energy Regulatory Commission (FERC) approval is still required for the Massachusetts and Rhode Island stranded cost recovery filings. The cost of these assets would be recovered as part of a transition access charge imposed on all distribution customers. After the proposed divestiture, substantially all of NEP's business, including the recovery of its stranded costs, would remain under cost-based rate regulation.
NEES believes the Massachusetts settlement and the Rhode Island statute will enable the NEES distribution companies operating in those states to recover through rates their specific costs of providing ongoing distribution services. In addition, FERC Order

No. 888 enables transmission companies to recover their specific costs of providing transmission service. NEES believes these factors will allow its principal subsidiaries to continue to apply FAS 71 and that no impairment of plant assets will exist under Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (FAS 121). Any loss from the divestiture of generating assets and oil and gas assets will be recorded as a regulatory asset to be recovered through the ongoing transition access charge.
   Although NEES believes that its subsidiaries will continue to meet the criteria for continued application of FAS 71, NEES understands that members of the Securities and Exchange Commission
(SEC) staff have raised questions concerning the continued applicability of FAS 71 to certain other electric utilities facing restructuring. In connection therewith, the Emerging Issues Task Force of the Financial Accounting Standards Board has decided to take under consideration how FAS 71 should be applied in light of recent changes within the regulated utility industry. In addition, despite the progress made to date in Massachusetts and Rhode Island, it is possible that the final restructuring plans ultimately ordered by regulatory bodies would not reflect full recovery of stranded costs, including a fair return on those costs as they are being recovered. In the event that future circumstances should cause the application of FAS 71 to be discontinued, a noncash write-off of previously established regulatory assets related to the affected operations would be required. In addition, write-downs of plant assets under FAS 121 could be required, including a write-off of any loss from the divestiture of the generating business.

Brayton Point
-------------
   In October 1996, the Environmental Protection Agency (EPA) announced it was beginning a process to determine whether to modify or revoke and reissue NEP's water discharge permit for its Brayton Point 1,576 megawatt power plant. This action came two years before the permit expiration date. The EPA stated it took this step in response to a request from the Rhode Island Department of Environmental Management (RIDEM) that action be taken on the Brayton Point permit prior to its 1998 renewal, based on concerns raised in a final RIDEM report issued in October 1996. The report asserted a statistical correlation between the decline in the fish population in Mount Hope Bay and a change in operations at Brayton Point that occurred in the mid-1980's.
   In April 1997, NEP signed a memorandum of agreement negotiated with the various federal and state environmental agencies under which NEP will voluntarily operate under more stringent conditions than under its existing permit. The agreement is in lieu of any immediate action on the permit, and will remain in effect until a renewal permit is issued. NEP cannot predict at this time what permit changes will be required or the impact on Brayton Point's operations and economics. However, permit changes may substantially impact the plant's capacity and ability to produce energy and/or require significant capital expenditures of tens of millions of dollars to construct equipment to address the concerns raised by the environmental agencies.

Operating Revenue
-----------------

   The following table summarizes the changes in operating

revenue:
             Increase (Decrease) in Operating Revenue

                                          First Quarter
                                          -------------
                                          1997 vs 1996
                                          -------------
                                          (In Millions)

Decline in kWh deliveries                                $(2)

Retail rate increase                                       3

Rate adjustment mechanisms                                 2

Fuel recovery                                             39

Demand Side Management (DSM)
 program recovery                                          1

Oil and gas revenues                                       7

Other (including transmission revenues)                    2
                                                         ---
                                                         $52
                                                         ===
    For a discussion of kWh deliveries to ultimate customers, see the "Earnings" section.
    The retail rate increase reflects an $11 million increase in distribution rates for The Narragansett Electric Company (Narragansett Electric) that became effective in January 1997 pursuant to Rhode Island's Utility Restructuring Act of 1996.

    Rate adjustment mechanisms reflect true-ups for the pass-through of purchased power billings between NEP and the retail companies.
    For a discussion of fuel recovery see the fuel costs discussion in the "Operating Expenses" section.
    The increase in oil and gas revenues is due to increased production and an increase in gas prices.


Operating Expenses
------------------

    The following table summarizes the changes in operating

 expenses:
            Increase (Decrease) in Operating Expenses

                                                    First Quarter
                                                    -------------
                                                     1997 vs 1996
                                                    -------------
                                                    (In Millions)

Fuel costs                                                  $42
Purchased energy excluding fuel                               2
Operation and maintenance:
    Retail DSM                                                1
    Other                                                     6
Depreciation:
    Utility plant                                            (4)
    Oil and gas properties                                    4
Taxes                                                         1
                                                            ---
                                                            $52
                                                            ===

    Total operating expenses increased $52 million in the first quarter of 1997 compared with the same period in 1996. The increase reflects increased fuel costs, purchased power costs, and maintenance expense.
   Fuel costs represent fuel for generation and the portion of purchased electric energy permitted to be recovered through NEP's fuel adjustment clause. The increase in fuel costs in the first quarter of 1997 reflects increased power supply to other utilities and increased replacement power costs due to the reduced generation from partially owned nuclear units. See "Investments in Nuclear Units" section in the "Notes to the Unaudited Financial Statements".
   The portion of purchased electric energy costs not recovered through NEP's fuel clause is shown as purchased energy, excluding fuel. The increase in purchased energy, excluding fuel, during the first quarter of 1997 reflects overhaul and repair costs relating to the Maine Yankee nuclear power plant and an overhaul at the Ocean State Power gas-fired plant, partially offset by reduced capacity purchases.
   The decrease in depreciation and amortization expense reflects the completion of the amortization of NEP's pre-1988 investment in the Seabrook 1 nuclear unit and NEP's investment in the cancelled Seabrook 2 nuclear unit. In accordance with a 1995 settlement agreement, upon completion of the amortization of Seabrook 1 and Seabrook 2, NEP agreed to accelerate its amortization of previously deferred costs associated with post-retirement benefits other than pensions (PBOPs). The increase in operation and maintenance expenses is primarily due to this increased PBOP amortization.

Liquidity and Capital Resources
-------------------------------
   Plant expenditures in the first three months of 1997 amounted to $54 million for the utility subsidiaries. The funds necessary for utility plant expenditures were provided by net cash from operating activities, after the payment of dividends.
   The financing activities of NEES subsidiaries for the first three months of 1997 are summarized as follows:
                                              Retirements
                                              -----------
                                             (In Millions)
Long-term debt
--------------
   NEP                                               $35
   Hydro-Transmission Companies                        3
   NEEI                                                9
                                                     ---
                                                     $47
                                                     ===

    Net cash from operating activities provided all of the funds for oil and gas expenditures for the first three months of 1997. NEEI's capitalized oil and gas exploration and development costs amounted to $2 million, which primarily represents capitalized interest costs.
    At March 31, 1997, NEES and its consolidated subsidiaries had lines of credit and standby bond purchase facilities with banks totaling $702 million. These lines and facilities were used for liquidity support for $114 million of commercial paper borrowings and for $372 million of NEP mortgage bonds in tax-exempt commercial paper mode. Fees are paid on the lines and facilities in lieu of compensating balances.

                  PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

    Information concerning a lawsuit against a Company subsidiary, New England Power Company, by the Town of Norwood, Massachusetts, discussed in PART I of this report in Note C of Notes to Unaudited Financial Statements, is incorporated herein by reference and made a part hereof.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

    The Company filed no reports on Form 8-K during the quarter.

    The Company is filing Financial Data Schedules.

                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.


                               NEW ENGLAND ELECTRIC SYSTEM


                               s/Alfred D. Houston


                               Alfred D. Houston
                               Executive Vice President and
                               Chief Financial Officer


Date: May 13, 1997





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