Form 10-Q
period 1997-06-30
NEW ENGLAND ELECTRIC SYSTEM
filed 1997-07-31
CIK 71297

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


  (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1997

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

                       Yes (X)      No ( )

Common Shares, par value $1 per share, authorized and outstanding: 64,820,414 shares at June 30, 1997.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                   NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                        Statements of Consolidated Income
                              Periods Ended June 30
                                   (Unaudited)
                                                 Quarter                Six Months
                                                 -------                ----------
                                            1997      1996     1997       1996
                                            ----      ----     ----       ----
                                                          (In Thousands)

Operating revenue                         $577,625  $551,110$1,215,771 $1,137,330
                                          --------  ------------------ ----------

Operating expenses:
  Fuel for generation                       85,836    72,440   185,062    146,732
  Purchased electric energy                127,183   124,893   271,713    250,583
  Other operation                          141,121   126,075   264,995    241,596
  Maintenance                               39,483    34,638    70,539     66,921
  Depreciation and amortization             59,140    65,230   125,145    130,906
  Taxes, other than income taxes            36,223    35,996    75,951     74,621
  Income taxes                              22,056    22,705    60,821     61,883
                                          --------  ------------------ ----------
       Total operating expenses            511,042   481,977 1,054,226    973,242
                                          --------  ------------------ ----------
       Operating income                     66,583    69,133   161,545    164,088

Other income:
  Equity in income of generating companies   2,431     2,819     5,131      5,487
  Other income (expense), net               (3,094)       44    (4,760)      (491)
                                          --------  ------------------ ----------
       Operating and other income           65,920    71,996   161,916    169,084
                                          --------  ------------------ ----------

Interest:
  Interest on long-term debt                26,753    27,278    54,281     55,122
  Other interest                             3,817     6,306     7,608     10,573
  Allowance for borrowed funds used during
   construction                               (397)     (450)   (1,040)      (958)
                                          --------  ------------------ ----------
       Total interest                       30,173    33,134    60,849     64,737
                                          --------  ------------------ ----------

Income after interest                       35,747    38,862   101,067    104,347

Preferred dividends of subsidiaries          1,833     1,993     3,666      4,165
Minority interests                           1,682     1,868     3,349      3,685
                                          --------  ------------------ ----------

       Net income                         $ 32,232  $ 35,001$   94,052 $   96,497
                                          ========  ================== ==========

Average common shares                   64,969,65264,898,27464,969,652 64,888,323

Net income per average common share           $.50      $.54     $1.45      $1.49
Dividends declared per share                  $.59      $.59     $1.18      $1.18

                   Statements of Consolidated Retained Earnings

Retained earnings at beginning of period  $910,841  $854,720  $887,292   $831,529
Net income                                  32,232    35,001    94,052     96,497
Dividends delcared on common shares        (38,248)  (38,332)  (76,519)   (76,637)
Premium on redemption of preferred stock                (450)                (450)
                                          --------  --------  --------   --------
Retained earnings at end of period        $904,825  $850,939  $904,825   $850,939
                                          ========  ========  ========   ========

    The accompanying notes are an integral part of these financial statements.

              NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                   Statements of Consolidated Income
                      Twelve Months Ended June 30
                              (Unaudited)
                                                        1997              1996
                                                        ----              ----
                                                             (In Thousands)
Operating revenue                                   $2,429,139  $2,317,179
                                                    ----------  ----------
Operating expenses:
  Fuel for generation                                  373,324     276,803
  Purchased electric energy                            530,530     513,168
  Other operation                                      524,489     511,184
  Maintenance                                          131,403     127,853
  Depreciation and amortization                        240,618     254,747
  Taxes, other than income taxes                       145,063     139,693
  Income taxes                                         138,137     139,481
                                                    ----------  ----------
       Total operating expenses                      2,083,564   1,962,929                    ----------          ----------
       Operating income                                345,575     354,250

Other income:
  Allowance for equity funds used during construction                2,471
  Equity in income of generating companies               9,978      10,710
  Other income (expense), net                          (12,435)     (7,290)
                                                    ----------  ----------
       Operating and other income                      343,118     360,141
                                                    ----------  ----------

Interest:
  Interest on long-term debt                           109,638     110,343
  Other interest                                        16,562      22,048
  Allowance for borrowed funds used during construction             (2,328)   (8,378)
                                                    ----------  ----------
       Total interest                                  123,872     124,013
                                                    ----------  ----------

Income after interest                                  219,246     236,128

Preferred dividends and net gain on reacquisition
of preferred stock                                       5,964       8,510
Minority interests                                       6,791       7,557
                                                    ----------  ----------

       Net income                                   $  206,491  $  220,061
                                                    ==========  ==========

Average common shares                               64,949,413  64,906,229

Net income per average common share                      $3.18       $3.39
Dividends declared per share                             $2.36       $2.36


              Statements of Consolidated Retained Earnings


Retained earnings at beginning of period             $ 850,939  $ 784,549
Net income                                             206,491    220,061
Dividends declared on common shares                   (153,055)  (153,221)
Premium on redemption of preferred stock                   450       (450)
                                                     ---------  ---------
Retained earnings at end of period                   $ 904,825  $ 850,939
                                                     =========  =========

The accompanying notes are an integral part of these financial statements.


                 NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (Unaudited)
                                                          June 30,               December 31,
                                    ASSETS                 1997        1996
                                    ------                 ----        ----
                                                             (In Thousands)
Utility plant, at original cost                          $5,783,877$5,692,956
  Less accumulated provisions for depreciation and amortization       1,921,852    1,853,003
                                                         --------------------
                                                          3,862,025 3,839,953
Construction work in progress                                50,178    56,652
                                                         --------------------
       Net utility plant                                  3,912,203 3,896,605
                                                         --------------------
Oil and gas properties, at full cost                      1,291,288 1,286,661
  Less accumulated provision for amortization             1,114,345 1,081,940
                                                         --------------------
       Net oil and gas properties                           176,943   204,721
                                                         --------------------
Investments:
  Nuclear power companies, at equity                         49,464    47,902
  Other subsidiaries, at equity                              43,213    40,124
  Other investments                                         103,101    96,399
                                                         --------------------
       Total investments                                    195,778   184,425
                                                         --------------------
Current assets:
  Cash                                                        3,955     8,477
  Accounts receivable, less reserves of $20,793,000 and
   $18,702,000                                              229,588   262,103
  Unbilled revenues                                          63,100    59,093
  Fuel, materials, and supplies, at average cost             80,362    74,111
  Prepaid and other current assets                           78,209    85,096
                                                         --------------------
       Total current assets                                 455,214   488,880
                                                         --------------------
Deferred charges and other assets                           403,566   448,620
                                                         --------------------
                                                         $5,143,704$5,223,251
                                                         ====================
                        CAPITALIZATION AND LIABILITIES
                        ------------------------------
Capitalization:
  Common share equity:
    Common shares, par value $1 per share:
     Authorized - 150,000,000 shares
     Outstanding - 64,969,652 shares and 64,969,652 shares         $   64,970     $   64,970
  Paid-in capital                                           736,773   736,773
  Retained earnings                                         904,825   887,292
  Treasury stock - 149,238 shares and 102,957 shares         (5,185)   (3,618)
  Unrealized gain on securities, net                          2,684
                                                         --------------------
       Total common share equity                          1,704,067 1,685,417

  Minority interests in consolidated subsidiaries            46,195    46,293
  Cumulative preferred stock of subsidiaries                126,166   126,166
  Long-term debt                                          1,484,542 1,614,578
                                                         --------------------
       Total capitalization                               3,360,970 3,472,454
                                                         --------------------
Current liabilities:
  Long-term debt due within one year                        104,710    79,705
  Short-term debt                                           170,825   145,050
  Accounts payable                                          127,793   148,592
  Accrued taxes                                              25,357    14,911
  Accrued interest                                           24,632    27,494
  Dividends payable                                          37,350    37,276
  Other current liabilities                                 132,434   109,582
                                                         --------------------
       Total current liabilities                            623,101   562,610
                                                         --------------------
Deferred federal and state income taxes                     724,712   750,929
Unamortized investment tax credits                           90,728    91,936
Other reserves and deferred credits                         344,193   345,322
                                                         --------------------
                                                         $5,143,704$5,223,251
                                                         ====================

  The accompanying notes are an integral part of these financial statements.

                 NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                           Six Months Ended June 30
                                  (Unaudited)
                                                         1997          1996
                                                         ----          ----
                                                             (In Thousands)
Operating Activities:
   Net income                                           $  94,052    $  96,497
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                          126,453      133,636
   Deferred income taxes and investment tax credits, net  (28,052)     (26,626)
   Allowance for funds used during construction            (1,040)        (958)
   Minority interests                                       3,349        3,685
   Decrease (increase) in accounts receivable, net
     and unbilled revenues                                 28,508       36,117
   Decrease (increase) in fuel, materials, and supplies    (6,251)      (9,148)
   Decrease (increase) in prepaid and other current assets  6,887       (3,127)
   Increase (decrease) in accounts payable                (20,799)     (25,997)
   Increase (decrease) in other current liabilities        30,436       53,901
   Other, net                                              36,936       16,525
                                                        ---------    ---------
      Net cash provided by operating activities         $ 270,479    $ 274,505
                                                        ---------    ---------

Investing Activities:
   Plant expenditures, excluding allowance for
     funds used during construction                     $(103,280)             $(121,307)
   Oil and gas exploration and development                 (4,627)      (6,127)
   Other investing activities                              (6,125)      (1,679)
                                                        ---------    ---------
      Net cash used in investing activities             $(114,032)             $(129,113)
                                                        ---------    ---------

Financing Activities:
   Dividends paid to minority interests                 $  (3,566)   $  (5,300)
   Dividends paid on NEES common shares                   (76,327)     (77,239)
   Long-term debt - issues                                              41,850
   Long-term debt - retirements                          (105,284)     (83,330)
   Changes in short-term debt                              25,775       (9,010)
   Redemption of preferred stock                                       (15,000)
   Premium on redemption of preferred stock                               (450)
   Premium on reacquisition of long-term debt                             (260)
   Repurchase of common shares                             (1,567)        (958)
                                                        ---------    ---------
      Net cash used in financing activities             $(160,969)             $(149,697)
                                                        ---------    ---------

Net increase (decrease) in cash and cash equivalents    $  (4,522)   $  (4,305)

Cash and cash equivalents at beginning of period            8,477        7,064
                                                        ---------    ---------
Cash and cash equivalents at end of period              $   3,955    $   2,759
                                                        =========    =========


The accompanying notes are an integral part of these financial statements.



Changes in assets and liabilities for the six months ended June 30, 1996 shown above, other than cash, exclude the effects from the purchase of Nantucket Electric Company on
March 26, 1996.

 Note A - Hazardous Waste
 ------------------------

   The Federal Comprehensive Environmental Response, Compensation and Liability Act, more commonly known as the "Superfund" law, imposes strict, joint and several liability, regardless of fault, for remediation of property contaminated with hazardous substances. A number of states, including Massachusetts, have enacted similar laws.

   The electric utility industry typically utilizes and/or generates in its operations a range of potentially hazardous products and by-products. New England Electric System (NEES) subsidiaries have an internal environmental audit program and an external waste disposal vendor audit and qualification program intended to enhance compliance with federal, state, and local requirements regarding the handling of potentially hazardous products and by-products.

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

   In 1993, the Massachusetts Department of Public Utilities approved a settlement agreement regarding the rate recovery of remediation costs of former manufactured gas sites and certain other hazardous waste sites located in Massachusetts. Under that agreement, qualified costs related to these sites are paid out of a special fund established on Massachusetts Electric Company's (Massachusetts Electric) (a wholly-owned retail subsidiary of NEES) books. Massachusetts Electric made an initial $30 million contribution to the fund. Rate-recoverable contributions of $3 million, adjusted since 1993 for inflation, are added annually to the fund along with interest and any recoveries from insurance carriers and other third parties. At June 30, 1997, the fund had a balance of $28 million. If a Massachusetts restructuring and

 ------------------------

 rate settlement is approved by the Federal Energy Regulatory
 Commission (FERC), an additional $15 million will be transferred to the fund in 1997 out of existing reserves for refunds.

   Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by NEES or its subsidiaries. The NEES companies have received recovery amounts from certain insurers, and, where appropriate, intend to seek recovery from other insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful. At June 30, 1997, NEES had total reserves for environmental response costs of $47 million and a related regulatory asset of $3 million. NEES believes that hazardous waste liabilities for all sites of which it is aware, and which are not covered by a rate agreement, are not material to its financial position.

   In October 1996, the American Institute of Certified Public Accountants issued new accounting rules for Environmental Remediation Liabilities which became effective in 1997. These new rules do not have a material effect on NEES's financial position or results of operations.

 Note B - Investments in Nuclear Units
 -------------------------------------

 Millstone 3

   New England Power Company (NEP) (a wholly-owned wholesale subsidiary of NEES) is a 12 percent joint owner of the 1,150 megawatt (MW) Millstone 3 nuclear generating unit (Millstone 3). In April 1996, the Nuclear Regulatory Commission (NRC) ordered Millstone 3, which has experienced numerous technical and nontechnical problems, to remain shut down pending verification that the unit's operations are in accordance with NRC regulations and the unit's operating license. Millstone 3 is operated by a subsidiary of Northeast Utilities (NU). NEP is not an owner of the Millstone 1 and 2 nuclear generating units, which are also shut down under NRC orders.

  A number of significant prerequisites must be fulfilled prior to restart of Millstone 3, including certification by NU that the unit adequately conforms to its design and licensing bases, an independent verification of corrective actions taken at the unit,

 -------------------------------------

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

  In 1996, NEP incurred $10 million of actual costs related to corrective actions associated with the outage and also accrued a liability at December 1996 of approximately $3 million for its share of future corrective action costs. In May 1997, NEP was informed by NU that additional costs are likely to be incurred in 1997, of which NEP's share is approximately $10 million. Approximately $3 million of this increase is in connection with corrective actions and was, therefore, recorded in the second quarter of 1997. There is no assurance that NEP's share of the actual additional costs will be limited to $10 million. During the outage, NEP is also incurring approximately $1.6 million per month in incremental replacement power costs, which it has been recovering from customers through its fuel clause.

  Several criminal investigations related to Millstone 3 are ongoing. The NRC has identified numerous apparent violations of its regulations which may result in the assessment of civil penalties. Regulators in the states in which NEES subsidiaries operate have expressed concern regarding Millstone 3 and the related costs being recovered from ratepayers. NEP and other minority owners of Millstone 3 are assessing their legal rights with respect to NU's operation of Millstone 3.

 Maine Yankee

  NEP has a 20 percent equity ownership interest in Maine
 Yankee Atomic Power Company (Maine Yankee) which owns an 880 MW nuclear generating station. On May 27, 1997, the Maine Yankee Board of Directors announced that the economic viability of the station was under review and the station would likely be permanently shut down unless a buyer can be found. PECO Energy Co. has expressed

 -------------------------------------

 interest in purchasing the Maine Yankee plant, and discussions are currently ongoing. NEP cannot predict whether these discussions will result in the sale of the Maine Yankee plant.

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

  Over the past few years, the Maine Yankee nuclear generating plant has experienced numerous technical and nontechnical problems. Prior to the May 27, 1997 announcement, and in response to an independent safety assessment conducted by the NRC, Maine Yankee had planned to spend more than $50 million in 1997 on operational improvements. In addition, management had identified approximately $34 million in additional expenditures it proposed to make in 1997. Following the announcement, expenditures were cut back substantially pending a decision on the future of the unit.

  Under a confirmatory action letter issued by the NRC on December 18, 1996, and supplemented on January 30, 1997, Maine Yankee must fulfill certain commitments before its plant will be allowed by the NRC staff to return to service. Because of regulatory and other uncertainties faced by Maine Yankee, as well as the unit's questionable economics, NEP cannot predict whether or when Maine Yankee will return to service, but it is not likely to return to service unless a buyer can be found. During the outage, NEP is incurring approximately $1.8 million per month in incremental replacement power costs, which it has been recovering from customers through its fuel clause.

 General

  The Millstone 3 and Maine Yankee nuclear generating units are currently shut down and have been placed on the NRC "Watch List", signifying that their safety performance exhibits sufficient weakness to warrant increased NRC attention. Neither may restart without NRC approval.

  In October 1996, the NRC issued letters to operators of nuclear power plants requiring them to document that the plants are operated and maintained within their design and licensing bases,

 -------------------------------------

 and that any deviations are reconciled in a timely manner.  The
 Seabrook 1, Maine Yankee, and Vermont Yankee nuclear power plants responded to the NRC letters in February 1997. The NRC is still assessing the responses.

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

 Note C - Town of Norwood Dispute
 --------------------------------

  In April 1997, the Town of Norwood, Massachusetts filed a lawsuit against NEP in the United States District Court for the District of Massachusetts. NEP is the wholesale electric supplier for Norwood pursuant to rates approved by the FERC. Norwood alleges that the Company's proposal to divest its power generation assets violates the terms of a 1983 agreement settling an antitrust lawsuit brought by Norwood against NEP. Norwood also alleges that NEP's proposed divestiture plan and recovery of stranded investment costs contravene Federal antitrust laws. Norwood seeks that NEP be permanently enjoined from refusing to comply with the terms of the 1983 settlement agreement by divesting its generation assets or from charging unjust and unreasonable rates to Norwood. Norwood also seeks to recover treble damages of $450,000,000. NEP believes that its divestiture plan will promote competition in the wholesale power generation market and that it has met and will continue to meet its contractual commitments to Norwood. Since the original filing, NEP has filed a motion to dismiss the lawsuit based on its belief that Norwood's claims are within the FERC's exclusive jurisdiction. Norwood has filed a motion for summary judgement and in the alternative for a preliminary injunction restraining the divestiture of NEP's generating business. The court has scheduled a hearing on NEP's and Norwood's motions in September.

  Norwood also opposed NEP's proposed restructuring settlements for Massachusetts and Rhode Island. In July 1997, a FERC administrative law judge (ALJ) certified NEP's proposed settlements to the full FERC commission. The FERC ALJ concluded that Norwood failed to present any genuine issues of material fact, the effects of the settlement on Norwood are indirect, and adequate remedies exist to protect Norwood against adverse consequences should they

 --------------------------------

 occur in the future. This certification now clears the way for the FERC Commissioners to rule on the restructuring settlements.
 A decision from the FERC is expected later in 1997.

 Note D - Hydro Quebec Arbitration
 ---------------------------------

  In 1996, various New England utilities which are members of the New England Power Pool, including NEP, submitted a dispute to arbitration regarding their Firm Energy Purchased Power Contract with Hydro-Quebec. In June 1997, Hydro-Quebec presented a damage claim of approximately $37 million for past damages. If Hydro-Quebec were to prevail, NEP's share of such damages would be approximately $6-$9 million. The claims involve a dispute over the components of a pricing formula and additional costs under the contract. With respect to on-going claims, NEP has been paying Hydro-Quebec the higher amount (additional costs of approximately $3 million per year) since July 1996 under protest and subject to refund. A decision by the arbitrator is expected in September 1997.

 Note E - New Accounting Standard
 --------------------------------

  In 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128), which changes the calculation and presentation of earnings per share (EPS). FAS 128 is effective for periods ending after December 15, 1997 and requires restatement of all prior-period EPS data presented. FAS 128 is not expected to have any significant impact on NEES' EPS calculations.

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

 Earnings
 --------

    Earnings for the second quarter of 1997 were $.50 per share, compared with $.54 per share for the corresponding period in 1996. The table below details the primary factors affecting consolidated earnings:

    Items in parentheses reduce earnings and are either increased expenses or decreased revenues; items not in parentheses increase earnings and are either increased revenues or decreased expenses.

                                        Period ending June 30,
                                        ----------------------
                                        3 Months      6 Months
                                        --------      --------
 1996 earnings                          $ .54           $1.49
 Revenues                                 .18                                    .22
 Purchased power costs, excluding fuel   (.04)                                  (.06)
 Depreciation and amortization            .06                                    .10
 Operation and maintenance expense       (.22)                                  (.27)
 Other                                   (.02)                                  (.03)
                                        -----                                     -----
 1997 earnings                          $ .50                 $1.45
                                        =====                 =====

  The increase in revenues for the second quarter and first six months results from a distribution rate increase effective in January 1997 and a transmission rate increase that became effective in July 1996.

  Additionally, kilowatt-hour (kWh) deliveries increased during the second quarter by 2.3 percent, which offset a decrease in kWh deliveries of 0.3 percent in the first quarter of 1997, resulting in a year-to-date increase in kWh deliveries of 0.9 percent.
 This year the weather was warmer in the second quarter but milder in the first quarter compared to last year.

  The increase in purchased power costs, excluding fuel, during the first two quarters of 1997 reflects overhaul and repair costs relating to the Maine Yankee nuclear power plant and the Ocean State Power plant, partially offset by reduced capacity purchases and reduced purchased power costs from the Connecticut Yankee nuclear power plant.

  The decrease in depreciation and amortization expense reflects the completion of the amortization of New England Power Company's (NEP) (a wholly-owned wholesale subsidiary of NEES) pre-1988 investment in the Seabrook 1 nuclear unit and NEP's investment in the canceled Seabrook 2 nuclear unit. In accordance with a 1995 settlement agreement, upon completion of the amortization of Seabrook 1 and Seabrook 2, NEP agreed to accelerate its amortization of previously deferred costs associated with postretirement benefits other than pensions (PBOPs).

  The increase in operation and maintenance expense is due in part to the increase in PBOP expenses as mentioned above, as well as increased maintenance costs of partially owned nuclear generating facilities, Millstone 3 and Seabrook 1. Other increases in operation and maintenance expenses resulted from our share of the costs associated with the restoration to service of previously idled generating facilities throughout New England, in response to a tightening regional power supply, as well as an overall increase in general and administrative costs.

 Industry Restructuring
 ----------------------

  For a full discussion of industry restructuring activities in Massachusetts, Rhode Island, and New Hampshire, see the "Industry Restructuring" section in the Company's Form 10-K for 1996.

 Industry Restructuring Update

  As previously reported, the Massachusetts settlement, and the Rhode Island statute and related settlement covering customer choice and electric utility restructuring provide for full recovery of the costs of generating assets and oil and gas related assets (including regulatory assets) not recoverable through the divestiture of NEP's generating business. The Massachusetts settlement was approved by the Massachusetts Department of Public Utilities (MDPU) and a companion wholesale settlement is now pending final approval before the Federal Energy Regulatory Commission (FERC). A Rhode Island settlement reached in May 1997 among The Narragansett Electric Company (Narragansett Electric)(a wholly-owned retail subsidiary of NEES), NEP, the Rhode Island Public Utilities Commission (RIPUC) and the Rhode Island Division of Public Utilities and Carriers to implement the stranded cost recovery provisions of the Utility Restructuring Act of 1996 is also pending before the FERC. FERC action is expected later in 1997.

 Divestiture of Generation Business

  Under the Massachusetts and Rhode Island settlements and the Rhode Island statute, the NEES companies must complete the divestiture of their nonnuclear generating business within six months of the later of the commencement of retail choice in Massachusetts or the receipt of all necessary regulatory approvals.

  In July 1997, the NEES companies received binding proposals for the purchase of their nonnuclear generating business. These proposals are currently being evaluated. The NEES companies hope to announce a purchase and sale agreement in the near future. Closing would be conditioned upon the receipt of regulatory approvals, which are expected to take at least six to 12 months following the execution of purchase and sale agreements. At December 1996, the undepreciated book value of nonnuclear net generating plant was approximately $1.1 billion.

  As part of the divestiture plan, NEP will endeavor to sell, or otherwise transfer, its minority interest in four nuclear power plants to nonaffiliates. In addition, New England Energy Incorporated (NEEI) is planning to sell its oil and gas properties, the cost of which is supported by NEP through fuel purchase contracts.

  The NEES companies have reached an agreement with all three of its unions regarding benefits and other assistance, including early retirement and severance programs, to union employees that are affected by the restructuring of the electric utility industry and the NEES companies' divestiture of its generation business. The NEES companies have also announced similar early retirement and severance programs for management employees. The NEES companies anticipate that industry restructuring and divestiture will lead to workforce reductions. The expected cost of such programs will be substantially recovered from the proceeds of the sale of the generating business.

 Massachusetts

  On May 20, 1997, the Utility Workers Union of America and the
 Massachusetts Alliance of Utility Unions withdrew their appeal to the Massachusetts Supreme Judicial Court of the MDPU approval of the Massachusetts settlement.

  Several bills are pending before the Massachusetts legislature on electric utility industry restructuring, including comprehensive legislation introduced by former Governor William
 F. Weld and by the legislature's Joint Committee on Electric Restructuring. These bills cover many of the topics addressed in the settlement, including the extent to which stranded costs may be recovered, and could impact the implementation of the settlement.

 Rhode Island

  In July 1997, the Governor of Rhode Island signed in to law bills further implementing utility restructuring in Rhode Island. The Securitization Act establishes a framework at the RIPUC for utilities to seek approval for the issuance of bonds secured by customers obligations to pay stranded cost charges. The 1997 Amendments to the Utility Restructuring Act modify the law so that utilities will not have to transfer their transmission assets to another company and make other technical amendments.

 Accounting Implications

  Historically, electric utility rates have been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. Statement of Financial Accounting
 Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), requires regulated entities, in appropriate circumstances, to establish regulatory assets, and thereby defer the income statement impact of certain costs expected to be recovered in future rates. At December 31, 1996, the NEES companies had approximately $550 million in regulatory assets in compliance with FAS 71, of which approximately $75 million relate to the transmission and distribution business.

  In response to concerns expressed by the staff of the Securities and Exchange Commission, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board took under consideration how FAS 71 should be applied in light of recent changes within the regulated utility industry. In July 1997, the EITF concluded that a utility whose ongoing generation operations would not permit the application of FAS 71, but had otherwise received approval to recover stranded costs through regulated transmission and distribution rates, would be permitted to continue to apply FAS 71 to the recovery of the stranded costs.

  The Massachusetts and Rhode Island settlements and the Rhode Island statute each provide for full recovery of the sunk costs of generating assets and oil and gas related assets (including regulatory assets) not recoverable from the proceeds of the divestiture of NEP's generating business. FERC approval is still required for the Massachusetts and Rhode Island settlements. The cost of these assets would be recovered as part of a transition access charge imposed on all distribution customers. After the proposed divestiture, substantially all of NEP's business, including the recovery of its stranded costs, would remain under cost-based rate regulation. The principal exception is the provision of the settlements providing for a 80/20 sharing between customers and shareholders of the going forward costs and revenues related to NEP's operating nuclear interests. NEES believes the Massachusetts settlement and the Rhode Island statute will enable the NEES distribution companies operating in those states to recover through rates their specific costs of providing ongoing distribution services. Specifically, FERC Order No. 888 enables transmission companies to recover their specific costs of providing transmission service. NEES believes these factors and the EITF conclusion will allow its principal subsidiaries to continue to apply FAS 71 and that no impairment of plant assets will exist under Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (FAS 121). Any gain or loss from the divestiture of generating assets and oil and gas assets will be recorded as a regulatory liability or asset to be recovered through the ongoing transition access charge. NEP will be required to cease to apply FAS 71 to the 20 percent of its ongoing nuclear operations described above.

  Despite the progress made to date in Massachusetts and Rhode Island, it is possible that the final restructuring plans ultimately ordered by regulatory bodies may not reflect full recovery of stranded costs, including a fair return on those costs as they are being recovered. In the event that future circumstances should cause the application of FAS 71 to be discontinued, a noncash write-off of previously established regulatory assets related to the affected operations would be required. In addition, write-downs of plant assets under FAS 121 could be required, including a write-off of any gain or loss from the divestiture of the generating business.

 Brayton Point
 -------------

  In October 1996, the Environmental Protection Agency (EPA) announced it was beginning a process to determine whether to modify or revoke and reissue NEP's water discharge permit for its Brayton Point 1,576 megawatt power plant. This action came two years before the permit expiration date. The EPA stated it took this step in response to a request from the Rhode Island Department of Environmental Management (RIDEM). A RIDEM report asserted a statistical correlation between the decline in the fish population in Mount Hope Bay and a change in operations at Brayton Point that occurred in the mid-1980's.

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

However, permit changes may substantially impact the plant's capacity and ability to produce energy and/or require substantial capital expenditures to construct equipment to address the concerns raised by the environmental agencies.

 Year 2000 Computer Issues
 -------------------------

  In the next two-and-one-half years, most large companies will face a potentially serious information systems (computer) problem because most software application and operational programs written in the past will not properly recognize calendar dates beginning in the year 2000. This could force computers to either shut down or lead to incorrect calculations. The NEES companies began the process of identifying the changes required to their computer programs and hardware during 1996. The necessary modifications to the NEES companies' centralized financial, customer, and operational information systems are expected to be completed by the end of 1998. The NEES companies believe they will incur approximately $20 million of costs between now and January 1, 2000, associated with making the necessary modifications identified to date to the centralized systems. Noncentralized systems are currently being reviewed for Year 2000 problems. The NEES companies are unable to predict the costs to be incurred for correction of such noncentralized systems, but expect the scope and schedule for such work to be less complex than for its centralized information systems.

Operating Revenue
 -----------------

  The following table summarizes the changes in operating revenue:

            Increase (Decrease) in Operating Revenue

                                  Second Quarter    Six Months
                                  --------------   ------------
                                   1997 vs 1996    1997 vs 1996
                                  --------------   ------------
                                          (In Millions)
 Increase (decrease) in
  kWh deliveries                                $ 5            $ 3
 Distribution rate increases                      3              6
 Rate adjustment mechanisms                       7              8
 Fuel recovery                                   11             51
 Demand-Side Management (DSM)                    (3)            (2)
 Oil and gas revenues                            (1)             6
 Other (including
  transmission revenues)                          5              6
                                                               ---            ---
                                                               $27            $78
                                                               ===            ===

   For a discussion of kWh deliveries to ultimate customers, see the "Earnings" section.

   Retail rate increases for the second quarter and six months ended June 30, 1997 reflect an $11 million increase in distribution rates for Narragansett Electric that became effective in January 1997 pursuant to Rhode Island's Utility
 Restructuring Act of 1996.

   Rate adjustment mechanisms reflect true-ups for the pass through of purchased power billings between NEP and the retail companies. The provisions of the Massachusetts Electric restructuring settlement would have caused its Purchased Power Cost Adjustment (PPCA) mechanism to end effective July 31, 1996. However, since the Massachusetts settlement has not yet been approved by the FERC, Massachusetts Electric has continued to accrue refund provisions of $19 million related to the assumed operation of the PPCA mechanism since July 31, 1996 ($9 million in 1996 and $10 million in 1997 to date). In addition, at December 31, 1996 Massachusetts Electric had deferred approximately $8 million of storm damage costs. In accordance with the Massachusetts restructuring settlement, Massachusetts Electric will not be permitted recovery of approximately $2 million of such storm damage costs.

   For a discussion of fuel recovery, see the fuel costs discussion in the "Operating Expenses" section.

   Oil and gas revenues increased in the first six months due to increased gas prices in the first quarter.

   The increase in other revenues in the first two quarters of 1997 is primarily due to a transmission rate increase that went into effect in mid-1996.

 Operating Expenses
 ------------------

   The following table summarizes the changes in operating expenses:

           Increase (Decrease) in Operating Expenses

                                Second Quarter      Six Months
                                --------------     ------------
                                  1997 vs 1996     1997 vs 1996
                                --------------     ------------
                                         (In Millions)
 Fuel costs                                     $12               $ 53
 Purchased energy, excluding fuel                 4                  6
 Operation and maintenance                       20                 27
 Depreciation and amortization:
                                         Utility plant              (6)           (10)
                                         Oil and gas properties                     -              5
 Taxes                                           (1)                 -
                                                                   ---           ----
                                                                   $29           $ 81
                                                                   ===           ====

  Fuel costs represent fuel for generation and the portion of purchased electric energy permitted to be recovered through NEP's fuel adjustment clause. The increase in fuel costs in the second quarter and first six months of 1997 primarily reflects increased power supply to other utilities and increased replacement power costs due to the reduced generation from partially owned nuclear units. See "Investments in Nuclear Units" section in the "Notes to the Unaudited Financial Statements".

  The portion of purchased electric energy costs not recovered through NEP's fuel clause is shown as purchased energy, excluding fuel. The increase in purchased power costs, excluding fuel, during the first two quarters of 1997 reflects overhaul and repair costs relating to the Maine Yankee nuclear power plant and the Ocean State Power plant, partially offset by reduced capacity purchases and reduced purchased power costs from the Connecticut
 Yankee nuclear power plant, which were primarily due to a one-time property tax settlement.

  The decrease in depreciation and amortization expense reflects the completion of the amortization of New England Power Company's (NEP) (a wholly-owned wholesale subsidiary of NEES) pre-1988 investment in the Seabrook 1 nuclear unit and NEP's investment in the canceled Seabrook 2 nuclear unit. In accordance with a 1995 settlement agreement, upon completion of the amortization of Seabrook 1 and Seabrook 2, NEP agreed to accelerate its amortization of previously deferred costs associated with postretirement benefits other than pensions (PBOPs).

  The increase in operation and maintenance expense is due in part to the increase in PBOP expenses as mentioned above, as well as increased maintenance costs of partially owned nuclear generating facilities, Millstone 3 and Seabrook 1. Other increases in operation and maintenance expenses resulted from our share of the costs associated with the restoration to service of previously idled generating facilities throughout New England, in response to a tightening regional power supply, as well as an overall increase in general and administrative costs.

 Other Income
 ------------

  The decrease in other income in 1997 reflects losses incurred by NEES' new power marketing subsidiary, AllEnergy Marketing
 Company, L.L.C.

 Liquidity and Capital Resources
 -------------------------------

  Plant expenditures in the first six months of 1997 amounted to $103 million for the utility subsidiaries. The funds necessary for utility plant expenditures were provided by net cash from operating activities, after the payment of dividends.

  The financing activities of NEES subsidiaries for the first six months of 1997 are summarized as follows:

                                            Retirements
                                            -----------
                                           (In Millions)
 Long-term debt
 --------------
  NEP                                                  $ 35
  Massachusetts Electric                                 15
  Narragansett Electric                                  25
  NEEI                                                   23
  Hydro-Transmission Companies                            6
  Narragansett Electric Resources
   Company                                                1
                                                       ----
                                                       $105
                                                   ====

   NEES' retail subsidiaries plan to issue an additional $65 million of long-term debt by the end of 1997.

   Net cash from operating activities provided all of the funds for oil and gas expenditures for the first six months of 1997. NEEI's capitalized oil and gas exploration and development costs amounted to $5 million, which primarily represents capitalized interest costs.

   At June 30, 1997, NEES and its consolidated subsidiaries had lines of credit and standby bond purchase facilities with banks totaling $702 million. These lines and facilities were used for liquidity support for $171 million of commercial paper borrowings and for $372 million of NEP mortgage bonds in tax-exempt commercial paper mode. Fees are paid on the lines and facilities in lieu of compensating balances.

                  PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings
 --------------------------

    Information concerning restructuring dockets before the Federal Energy Regulatory Commission, discussed in Part I of this report in Management's Discussion and Analysis of Financial
 Condition and Results of Operations, is incorporated herein by reference and made a part hereof.

    Information concerning a lawsuit against a Company subsidiary, New England Power Company (NEP), by the Town of
 Norwood, Massachusetts, discussed in this report in Note C of Notes to Unaudited Financial Statements, is incorporated herein by reference and made a part hereof.

    Information concerning arbitration of a dispute regarding NEP's purchased power contract with Hydro-Quebec, discussed in this report in Note D of Notes to Unaudited Financial Statements, is incorporated herein by reference and made a part hereof.

 Item 4.  Submission of Matters to a Vote of Security-Holders
 ------------------------------------------------------------

    On April 29, 1997, the Annual Meeting of Shareholders was held.

    The shareholders, by a vote of 53,604,587 in favor, 553,156 against, and 471,034 abstaining, approved a Company proposal setting the number of directors at twelve.

    Directors were elected and received the following votes:

    Director                 Votes For           Votes Withheld
    --------                 ---------           --------------
    Joan T. Bok              53,465,007          1,155,150
    William M. Bulger        53,296,037          1,324,120
    Paul T. Joskow           53,644,954          975,203
    John M. Kucharski        53,889,463          730,694
    Edward H. Ladd           53,892,294          727,863
    Joshua A. McClure        53,824,332          795,825
    John W. Rowe             53,692,961          927,196
    George M. Sage           53,864,676          755,481
    Charles E. Soule         53,884,305          735,852
    Anne Wexler              53,810,495          809,662
    James Q. Wilson          53,838,906          781,251
    James R. Winoker         53,770,449          849,708

    The shareholders, by a vote of 9,521,974 in favor, 36,908,874 against, and 1,981,790 abstaining, rejected a shareholder proposal regarding the splitting of shares.

Item 6.  Exhibits and Reports on Form 8-K
 -----------------------------------------

    The Company filed reports on Form 8-K dated April 16, 1997 and July 14, 1997, each containing Item 5, Other Events.

    The Company is filing Financial Data Schedules.

                           SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.


                              NEW ENGLAND ELECTRIC SYSTEM


                              s/Alfred D. Houston


                              Alfred D. Houston
                              Executive Vice President and
                              Chief Financial Officer


 Date: July 31, 1997





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