Form 10-Q
period 1997-09-30
NEW ENGLAND ELECTRIC SYSTEM
filed 1997-11-12
CIK 71297

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


  (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

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

                       Yes (X)      No ( )

Common Shares, par value $1 per share, authorized and outstanding: 64,735,089 shares at September 30, 1997.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------
                NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                      Statements of Consolidated Income
                         Periods Ended September 30
                                 (Unaudited)
                                                    Quarter                                    Nine Months
                                                    -------                                    -----------
                                          1997           1996             1997                1996
                                          ----           ----             ----                ----
                                                             (In Thousands)
Operating revenue                        $628,606 $616,857 $1,844,377$1,754,187
                                         -------- -------- --------------------

Operating expenses:
 Fuel for generation                       86,006   92,771    271,068  239,503
 Purchased electric energy                134,813  126,300    406,526  376,883
 Other operation                          128,275  126,475    393,270  368,071
 Maintenance                               32,994   31,564    103,533   98,485
 Depreciation and amortization             63,019   64,477    188,164  195,383
 Taxes, other than income taxes            36,914   36,146    112,865  110,767
 Income taxes                              42,061   41,740    102,882  103,623
                                         -------- -------- --------------------
     Total operating expenses             524,082  519,473  1,578,3081,492,715
                                         -------- -------- --------------------
     Operating income                     104,524   97,384    266,069  261,472

Other income:
 Equity in income of generating companies   2,484    2,565      7,615    8,052
 Other income (expense), net               (4,483)    (150)    (9,243)    (641)
                                         -------- -------- --------------------
     Operating and other income           102,525   99,799    264,441  268,883
                                         -------- -------- --------------------

Interest:
 Interest on long-term debt                26,081   27,477     80,362   82,599
 Other interest                             5,639    4,872     13,247   15,445
 Allowance for borrowed funds used during
  construction                               (368)    (501)    (1,408)  (1,459)
                                         -------- -------- --------------------
     Total interest                        31,352   31,848     92,201   96,585
                                         -------- -------- --------------------

Income after interest                      71,173   67,951    172,240  172,298

Preferred dividends of subsidiaries         1,833    1,833      5,499    5,998
Minority interests                          1,594    1,743      4,943    5,428
                                         -------- -------- --------------------

     Net income                          $ 67,746 $ 64,375 $  161,798$  160,872
                                         ======== ======== ====================

Average common shares                  64,944,898          64,894,97264,961,401         64,890,539

Net income per average common share         $1.04     $.99      $2.49    $2.48
Dividends declared per share                $ .59     $.59      $1.77    $1.77


                Statements of Consolidated Retained Earnings

Retained earnings at beginning of period $904,825 $850,939  $ 887,292$ 831,529
Net income                                 67,746   64,375    161,798  160,872
Dividends declared on common shares       (38,214) (38,249)           (114,733)           (114,886)
Premium on redemption of preferred stock                                  (450)
                                         -------- --------  ------------------
Retained earnings at end of period       $934,357 $877,065  $ 934,357$ 877,065
                                         ======== ========  ==================

 The accompanying notes are an integral part of these financial statements.

             NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                   Statements of Consolidated Income
                   Twelve Months Ended September 30
                              (Unaudited)
                                                        1997                   1996
                                                        ----                   ----
                                                               (In Thousands)

Operating revenue                                    $2,440,888   $2,334,910
                                                     ----------   ----------
Operating expenses:
  Fuel for generation                                   366,559      305,398
  Purchased electric energy                             539,043      505,711
  Other operation                                       526,289      507,609
  Maintenance                                           132,833      132,348
  Depreciation and amortization                         239,160      255,614
  Taxes, other than income taxes                        145,831      143,895
  Income taxes                                          138,458      135,022
                                                     ----------   ----------
       Total operating expenses                       2,088,173    1,985,597
                                                     ----------   ----------
       Operating income                                 352,715      349,313

Other income:
  Allowance for equity funds used during construction                    110
  Equity in income of generating companies                9,897       10,709
  Other income (expense), net                           (16,768)      (6,669)
                                                     ----------   ----------
       Operating and other income                       345,844      353,463
                                                     ----------   ----------

Interest:
  Interest on long-term debt                            108,242      110,311
  Other interest                                         17,329       21,510
  Allowance for borrowed funds used during construction  (2,195)      (4,540)
                                                     ----------   ----------
       Total interest                                   123,376      127,281
                                                     ----------   ----------

Income after interest                                   222,468      226,182

Preferred dividends and net gain on reacquisiton
 of preferred stock                                       5,964        8,171
Minority interests                                        6,642        7,396
                                                     ----------   ----------

       Net income                                    $  209,862   $  210,615
                                                     ==========   ==========

Average common shares                                64,952,560   64,898,858

Net income per average common share                       $3.23        $3.25
Dividends declared per share                              $2.36        $2.36


             Statements of Consolidated Retained Earnings


Retained earnings at beginning of period              $ 877,065    $ 820,090
Net income                                              209,862      210,615
Dividends declared on common shares                    (153,020)    (153,190)
Premium on redemption of preferred stock                    450         (450)
                                                      ---------    ---------
Retained earnings at end of period                    $ 934,357    $ 877,065
                                                      =========    =========


The accompanying notes are an integral part of these financial statements.

               NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                        Consolidated Balance Sheets
                                (Unaudited)
                                                      September 30,                December 31,
                                  ASSETS                 1997          1996
                                  ------                 ----          ----
                                                             (In Thousands)
Utility plant, at original cost                         $5,821,619   $5,692,956
 Less accumulated provisions for depreciation
  and amortization                                       1,956,522    1,853,003
                                                        ----------   ----------
                                                         3,865,097    3,839,953
Construction work in progress                               50,979       56,652
                                                        ----------   ----------
      Net utility plant                                  3,916,076    3,896,605
                                                        ----------   ----------
Oil and gas properties, at full cost                     1,296,337    1,286,661
 Less accumulated provision for amortization             1,129,948    1,081,940
                                                        ----------   ----------
      Net oil and gas properties                           166,389      204,721
                                                        ----------   ----------

Investments:
 Nuclear power companies, at equity                         50,370       47,902
 Other subsidiaries, at equity                              43,875       40,124
 Other investments                                         109,191       96,399
                                                        ----------   ----------
      Total investments                                    203,436      184,425
                                                        ----------   ----------
Current assets:
 Cash                                                        6,542        8,477
 Accounts receivable, less reserves of $20,395,000 and
   $18,702,000                                             219,411      262,103
 Unbilled revenues                                          61,828       59,093
 Fuel, materials and supplies, at average cost              72,907       74,111
 Prepaid and other current assets                           71,423       85,096
                                                        ----------   ----------
      Total current assets                                 432,111      488,880
                                                        ----------   ----------
Deferred charges and other assets                          572,052      448,620
                                                        ----------   ----------
                                                        $5,290,064   $5,223,251
                                                        ==========   ==========
                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common share equity:
   Common shares, par value $1 per share:
     Authorized  - 150,000,000 shares
     Issued      -  64,969,652 shares
     Outstanding -  64,735,089 shares and 64,866,695 shares          $   64,970      $  64,970
 Paid-in capital                                           736,773      736,773
 Retained earnings                                         934,357      887,292
 Treasury stock - 234,563 shares and 102,957 shares         (8,707)      (3,618)
 Unrealized gain on securities, net                          3,770
                                                        ----------   ----------
      Total common share equity                          1,731,163    1,685,417

 Minority interests in consolidated subsidiaries            46,259       46,293
 Cumulative preferred stock of subsidiaries                126,166      126,166
 Long-term debt                                          1,481,878    1,614,578
                                                        ----------   ----------
      Total capitalization                               3,385,466    3,472,454
                                                        ----------   ----------
Current liabilities:
 Long-term debt due within one year                         82,910       79,705
 Short-term debt                                           139,700      145,050
 Accounts payable                                          132,950      148,592
 Accrued taxes                                              25,139       14,911
 Accrued interest                                           21,487       27,494
 Dividends payable                                          37,046       37,276
 Other current liabilities                                 135,272      109,582
                                                        ----------   ----------
      Total current liabilities                            574,504      562,610
                                                        ----------   ----------
Deferred federal and state income taxes                    723,576      750,929
Unamortized investment tax credits                          90,122       91,936
Other reserves and deferred credits                        516,396      345,322
                                                        ----------   ----------
                                                        $5,290,064   $5,223,251
                                                        ==========   ==========
The accompanying notes are an integral part of these financial statements.

               NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                      Nine Months Ended September 30
                                (Unaudited)
                                                         1997          1996
                                                         ----          ----
                                                             (In Thousands)

Operating Activities:
   Net income                                           $ 161,798    $ 160,872
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                          190,651      198,599
   Deferred income taxes and investment tax credits, net  (30,812)     (32,290)
   Allowance for funds used during construction            (1,408)      (1,459)
   Minority interests                                       4,943        5,428
   Decrease (increase) in accounts receivable, net
     and unbilled revenues                                 39,957       40,714
   Decrease (increase) in fuel, materials, and supplies     1,204       (9,495)
   Decrease (increase) in prepaid and other current assets 13,673      (13,948)
   Increase (decrease) in accounts payable                (15,642)     (22,469)
   Increase (decrease) in other current liabilities        29,911       53,196
   Other, net                                              39,651       30,491
                                                        ---------    ---------
      Net cash provided by operating activities         $ 433,926    $ 409,639
                                                        ---------    ---------

Investing Activities:
   Plant expenditures, excluding allowance for
     funds used during construction                     $(152,445)   $(180,685)
   Oil and gas exploration and development                 (9,676)     (12,767)
   Other investing activities                             (13,517)      (2,196)
                                                        ---------    ---------
      Net cash used in investing activities             $(175,638)   $(195,648)
                                                        ---------    ---------

Financing Activities:
   Dividends paid to minority interests                 $  (5,279)   $  (8,827)
   Dividends paid on NEES common shares                  (114,660)    (115,343)
   Changes in short-term debt                              (5,350)     (52,037)
   Long-term debt - issues                                  3,000       69,850
   Long-term debt - retirements                          (132,845)     (87,570)
   Redemption of preferred stock                                       (20,900)
   Repurchase of common shares                             (5,089)      (1,042)
                                                        ---------    ---------
      Net cash used in financing activities             $(260,223)   $(215,869)
                                                        ---------    ---------

Net increase (decrease) in cash and cash equivalents    $  (1,935)  $   (1,878)

Cash and cash equivalents at beginning of period            8,477        7,064
                                                        ---------    ---------
Cash and cash equivalents at end of period              $   6,542    $   5,186
                                                        =========    =========



Changes in assets and liabilities for the nine months ended September 30, 1996, shown above, other than cash, exclude the effects from the purchase of Nantucket Electric
Company on March 26, 1996.

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

    NEES and/or its subsidiaries have been named as potentially responsible parties (PRPs) by either the United States Environmental Protection Agency or the Massachusetts Department of Environmental Protection for 23 sites at which hazardous waste is alleged to have been disposed. Private parties have also contacted or initiated legal proceedings against NEES and certain subsidiaries regarding hazardous waste cleanup. The most prevalent types of hazardous waste sites with which NEES and its subsidiaries have been associated are manufactured gas locations. (Until the early 1970s, NEES was a combined electric and gas holding company system.) NEES is aware of approximately 40 such manufactured gas locations (including nine of the 23 locations for which NEES companies are PRPs) mostly located in Massachusetts. NEES and its subsidiaries are currently aware of other possible hazardous waste sites, and may in the future become aware of additional sites, that they may be held responsible for remediating.

    In 1993, the Massachusetts Department of Public Utilities approved a settlement agreement regarding the rate recovery of remediation costs of former manufactured gas sites and certain other hazardous waste sites located in Massachusetts. Under that agreement, qualified costs related to these sites are paid out of a special fund established on Massachusetts Electric Company's (Massachusetts Electric) (a wholly-owned distribution subsidiary of NEES) books. Massachusetts Electric made an initial $30 million contribution to the fund. Rate-recoverable contributions of $3 million, adjusted since 1993 for inflation, are added annually to the fund along with interest and any recoveries from insurance

------------------------

carriers and other third parties. At September 30, 1997, the fund had a balance of $29 million. If a Massachusetts restructuring and rate settlement is approved by the Federal Energy Regulatory
Commission (FERC), an additional $15 million will be transferred to the fund in 1997 out of existing reserves for refunds.

    Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by NEES or its subsidiaries. The NEES companies have recovered amounts from certain insurers, and, where appropriate, are seeking or intend to seek recovery from other insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful. At September 30, 1997, NEES had total reserves for environmental response costs of $46 million and a related regulatory asset of $2 million. NEES believes that hazardous waste liabilities for all sites of which it is aware, and which are not covered by a rate agreement, are not material to its financial position.

    In October 1996, the American Institute of Certified Public
Accountants issued new accounting rules for Environmental
Remediation Liabilities which became effective in 1997. These new rules do not have a material effect on NEES's financial position or results of operations.

Note B - Investments in Nuclear Units
-------------------------------------

Millstone 3

    New England Power Company (NEP) (a wholly-owned generation and transmission subsidiary of NEES) is a 12 percent joint owner of the 1,150 megawatt (MW) Millstone 3 nuclear generating unit (Millstone
3). Millstone 3 is operated by Northeast Nuclear Energy Company, a subsidiary of Northeast Utilities (NU). In April 1996, the Nuclear Regulatory Commission (NRC) ordered Millstone 3, which has experienced numerous technical and nontechnical problems, to remain shut down pending verification that the unit's operations are in accordance with NRC regulations and the unit's operating license. NEP is not an owner of the Millstone 1 and 2 nuclear generating units, which are also shut down under NRC orders. Millstone 3 has

-------------------------------------

been placed on the NRC "Watch List," signifying that its safety performance exhibits sufficient weakness to warrant increased NRC attention.

    A number of significant prerequisites must be fulfilled prior to restart of Millstone 3, including certification by NU that the unit adequately conforms to its design and licensing bases, an independent verification of corrective actions taken at the unit, an NRC assessment concluding a culture change has occurred, public hearings, and a vote of the NRC Commissioners. NEP cannot predict when Millstone 3 will be allowed by the NRC to restart, but believes that restart of the unit is not likely until the second quarter of 1998 at the earliest.

    In 1996, NEP's Millstone 3 costs, excluding fuel, increased by $9 million (all of which occurred in the first nine months of 1996). During the first nine months of 1997 NEP's Millstone 3 costs increased an additional $2 million over prior year levels. NEP expects its level of Millstone 3 costs in the fourth quarter to be $7 million higher than during the fourth quarter of 1996. Since April 1996, NEP has also incurred an estimated $30 million in incremental replacement power costs, which NEP has been recovering from customers through its fuel clause. NEP is incurring incremental replacement power costs of approximately $1.8 million per month.

    Several criminal investigations related to Millstone 3 are ongoing. The NRC and the Connecticut Department of Environmental
Protection have identified numerous apparent violations which may result in the assessment of substantial civil penalties.

    On August 7, 1997, NEP filed suit against NU in Massachusetts Superior Court, Worcester County for damages resulting from the tortious conduct of NU relating to Millstone 3. NEP is seeking compensation for the losses it has suffered, including the costs of the lost power and costs necessary to assure that Millstone 3 can safely return to operation. NEP also seeks punitive damages.

    NEP, on August 7, 1997, also sent a demand for arbitration to Connecticut Light & Power Company and Western Massachusetts
Electric Company, both subsidiaries of NU, seeking damages resulting from their breach of obligations under an agreement with NEP and others regarding the operation and ownership of Millstone
3.

-------------------------------------

Maine Yankee

    NEP has a 20 percent equity ownership interest in Maine Yankee Atomic Power Company (Maine Yankee) which owns an 880 MW nuclear generating station. After an extensive review of the economic viability of the station, the Maine Yankee Board of Directors voted to permanently shut down and decommission the station. The Maine Public Utilities Commission (MPUC) has opened a proceeding to review the prudence of the decision to close the Maine Yankee plant and whether the decision resulted from imprudent operation of the plant. Maine Yankee intends to assert that the MPUC jurisdiction is preempted by FERC regulation.

    In September 1997, the Department of Justice announced that no criminal charges will be filed following a review of a NRC investigatory report for possible criminal violations related to the Maine Yankee station. Civil fines may be assessed by the NRC based upon several investigations and inspections, including its independent safety assessment.

    At September 30, 1997, NEP's net investment in Maine Yankee was $15 million. NEP estimates that Maine Yankee's future billings to NEP to recover investments in the plant and costs to shutdown and decommission the plant will be at least $175 million. Such billings are subject to FERC approval. This figure reflects an updated decommissioning study. These estimated costs have been recorded as an accrued liability with an offsetting regulatory asset in the expectation that the costs would be recoverable from customers.

    In the 1970s, NEP and several other shareholders (Sponsors) of Maine Yankee entered into 27 contracts (Secondary Purchase Agreements) under which they sold portions of their entitlement to Maine Yankee power output through 2002 to various entities, primarily municipal and cooperative systems in New England (Secondary Purchasers). Virtually all of the Secondary Purchasers have ceased making payments under the Secondary Purchase Agreements, claiming that such agreements excuse further payments upon station shutdown. NEP has notified the Secondary Purchasers that the shutdown does not relieve them of their obligation to make payments under the Secondary Purchase Agreements and that they are in default of such agreements. As these Secondary Purchase Agreements are between the Sponsors and the Secondary Purchasers, Maine Yankee has billed the Sponsors for payment as a result of nonpayment by the Secondary Purchasers. This results in incremental

-------------------------------------

monthly billings to NEP of between $140,000 and $325,000 over the next several years. In the event that no further payments are forthcoming from Secondary Purchasers, NEP's share of these incremental costs would be approximately $11 million, which NEP expects would be recoverable from customers under stranded cost settlements. These costs are not included in the $175 million estimate discussed above.

Yankee Atomic

    NEP has a 30 percent ownership interest in Yankee Atomic Electric Company (Yankee Atomic). On October 15, 1997, the Yankee Atomic Board of Directors announced it had accepted a proposal by Duke Engineering & Services, a unit of Duke Energy Corp., to acquire Yankee Atomic's Nuclear Services Division. Closing is expected to take place later in 1997. Yankee Atomic will continue to own the Yankee nuclear power plant in Rowe, Massachusetts and be responsible for its decommissioning. This transaction will not result in any significant financial impact to NEP.

General

    On October 24, 1997, the Citizen's Awareness Network and Nuclear Information and Resource Service filed a petition with the NRC which would require formal approval of a plant decommissioning plan for the Connecticut Yankee and Maine Yankee plants. NEP cannot predict what impact, if any, this action, or resulting appeals, will have on the cost of decommissioning the plants.

    In October 1996, the NRC issued letters to operators of nuclear power plants requiring them to document that the plants are operated and maintained within their design and licensing bases, and that any deviations are reconciled in a timely manner. The Seabrook 1 and Vermont Yankee nuclear power plants responded to the NRC letters in February 1997. The NRC is still assessing the responses.

    Uncertainties regarding the future of nuclear generating stations, particularly older units, such as Vermont Yankee, are increasing rapidly and could adversely affect their service lives, availability, and costs. These uncertainties stem from a combination of factors, including the acceleration of competitive pressures in the power generation industry and increased NRC scrutiny.

Note C - Town of Norwood Dispute
--------------------------------

    In April 1997, the Town of Norwood, Massachusetts filed a lawsuit against NEP in the United States District Court for the District of Massachusetts. NEP is the wholesale electric supplier for Norwood pursuant to rates approved by the FERC. Norwood alleges that NEP's proposal to divest its power generation assets violates the terms of a 1983 agreement settling an antitrust lawsuit brought by Norwood against NEP. Norwood also alleges that NEP's proposed divestiture plan and recovery of stranded investment costs contravene federal antitrust laws. Norwood seeks that NEP be permanently enjoined from refusing to comply with the terms of the 1983 settlement agreement by divesting its generation assets or from charging unjust and unreasonable rates to Norwood. Norwood also seeks to recover treble damages of $450 million. NEP believes that its divestiture plan will promote competition in the wholesale power generation market and that it has met and will continue to meet its contractual commitments to Norwood. Since the original filing, NEP filed a motion to dismiss the lawsuit based on its belief that Norwood's claims are within the FERC's exclusive jurisdiction. Norwood filed a motion for summary judgement and in the alternative for a preliminary injunction restraining the divestiture of NEP's generating business. In September 1997, the court denied Norwood's request for a preliminary injunction, and took the other motions under advisement.

    Norwood also opposed NEP's proposed restructuring settlements for Massachusetts and Rhode Island. In July 1997, a FERC Administrative Law Judge (ALJ) certified NEP's proposed settlements to the full FERC Commission. The FERC ALJ concluded that Norwood failed to present any genuine issues of material fact, the effects of the settlement on Norwood are indirect, and adequate remedies exist to protect Norwood against adverse consequences should they occur in the future. This certification now clears the way for the FERC Commissioners to rule on the restructuring settlements. A decision from the FERC is expected later in 1997.

Note D - Hydro-Quebec Arbitration
---------------------------------

    In 1996, various New England utilities which are members of the New England Power Pool, including NEP, submitted a dispute to arbitration regarding their Firm Energy Purchased Power Contract with Hydro-Quebec. In June 1997, Hydro-Quebec presented a damage claim of approximately $37 million for past damages, of which NEP's share would have been approximately $6-$9 million. The claims

---------------------------------

involved a dispute over the components of a pricing formula and additional costs under the contract. With respect to on-going claims, NEP had been paying Hydro-Quebec the higher amount (additional costs of approximately $3 million per year) since July 1996 under protest and subject to refund. In October 1997, an arbitrator ruled in favor of the New England utilities in all respects. NEP has made a demand for refund. Hydro-Quebec has not yet refunded any monies and plans to appeal the decision. On November 9, 1997, NEP and the other utilities began a second arbitration to enforce the first decision. Refunds received from Hydro-Quebec will be passed on to customers through NEP's fuel clause.

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

Earnings
--------

     Earnings for the third quarter were $1.04 per share, compared with $.99 per share for the corresponding period in 1996. The table below details the primary factors affecting consolidated earnings:

     Items in parentheses reduce earnings and are either increased expenses or decreased revenues; items not in parentheses increase earnings and are either increased revenues or decreased expenses.

                                      Period ending September 30,
                                      --------------------------
                                         3 Months      9 Months
                                         --------      --------
1996 earnings                             $ .99                   $2.48
Revenues                                    .12                     .34
Purchased power costs, excluding fuel       .01                    (.04)
Operation and maintenance expenses         (.04)                   (.21)
Other                                      (.04)                   (.08)
                                          -----                   -----
1997 earnings                             $1.04                   $2.49
                                          =====                   =====

   The increase in revenues for the third quarter and year-to-date results from increased kilowatt-hour (kWh) deliveries, a distribution rate increase effective in January 1997 and a transmission rate increase that became effective in July 1996.

   KWh deliveries increased 2.9 percent and 1.6 percent for the third quarter and first nine months of 1997, respectively. The increase reflects an improving regional economy.

   The decrease in purchased power costs, excluding fuel, during the third quarter reflects reduced charges from the closed
Connecticut Yankee nuclear power plant and reduced charges from the

Vermont Yankee nuclear power plant as a result of a 1996 third quarter refueling outage. On a year-to-date basis, purchased power costs have increased, reflecting overhaul and repair costs at the Maine Yankee nuclear power plant and the Ocean State Power plant.

   The increase in operation and maintenance expense during the third quarter reflects increased transmission wheeling costs and start-up costs associated with the new regional transmission control organization. For the nine month period, the increase in operation and maintenance expenses also reflects increased maintenance costs of partially owned nuclear generating facilities, Millstone 3 and Seabrook 1, expenses resulting from our share of the costs associated with the restoration to service of previously idled generating facilities throughout New England in response to a tightened regional power supply, and an increase in general and administrative costs.

Industry Restructuring
----------------------

   For a full discussion of industry restructuring activities in Massachusetts, Rhode Island, and New Hampshire, see the "Industry
Restructuring" section in the Company's Form 10-K for 1996.

Industry Restructuring Update

   As previously reported, the Massachusetts settlement, and the Rhode Island statute and related settlement covering customer choice and electric utility restructuring provide for full recovery of the costs of generating assets and oil and gas related assets (including regulatory assets) not recoverable through the divestiture of New England Power Company's (NEP)(a wholly-owned generation and transmission subsidiary of NEES) generating business. The Massachusetts settlement was approved by the Massachusetts Department of Public Utilities (MDPU) and a companion wholesale settlement is now pending final approval before the Federal Energy Regulatory Commission (FERC). A Rhode Island settlement reached in May 1997 among The Narragansett Electric Company (Narragansett Electric)(a wholly-owned distribution subsidiary of NEES), NEP, the Rhode Island Public Utilities Commission (RIPUC) and the Rhode Island Division of Public Utilities and Carriers to implement the stranded cost recovery provisions of the Utility Restructuring Act of 1996 is also pending before the FERC. In July 1997, a FERC Administrative Law Judge certified the proposed settlement to the full FERC commission. Final FERC action is expected later in 1997.

   On November 10, 1997, the Massachusetts House of
Representatives passed a bill which would provide Massachusetts customers with the ability to choose their electric supplier on March 1, 1998. The bill provides for the recovery of stranded costs but contains provisions that could require Massachusetts regulators to reexamine and recompute stranded costs. The bill further requires electric companies to provide customers who do not choose a supplier with a standard offer transition rate which is 10 percent below 1997 rates, with the discount growing to 15 percent upon completion of divestiture of generating assets or so-called "securitization" (or refinancing) of stranded costs. The Massachusetts settlement, as approved by the MDPU earlier this year, along with the anticipated sale of our generating business described below, is expected to allow Massachusetts Electric Company (Massachusetts Electric) (a wholly-owned distribution subsidiary of NEES) to meet the rate reduction targets contained in the House bill. The Senate is expected to act on the proposed legislation before the current session ends on November 19, 1997.

Divestiture of Generation Business

   Under the Massachusetts and Rhode Island settlements, the NEES companies must complete the divestiture of their nonnuclear generating business within six months of the later of the commencement of retail choice in Massachusetts or the receipt of all necessary regulatory approvals.

   On August 5, 1997, NEP and Narragansett Electric (collectively, the "Sellers") reached an agreement to sell their nonnuclear generating business to USGen New England, Inc. (USGen), an indirect wholly-owned subsidiary of PG&E Corporation. The Sellers' nonnuclear generating business includes three fossil-fuel generating stations and 15 hydroelectric generating stations, totaling approximately 4,000 megawatt (MW) of capacity, with a book value $1.1 billion.

   USGen will pay the Sellers $1.59 billion in cash, of which $225 million will be contingent upon retail customers being able to choose their electric supplier. Specifically, if customers representing 89 percent of kWh sales of investor owned utilities in Massachusetts, or 50 percent of kWh sales in New England, have the ability to choose their electric supplier by January 1, 1999, the Sellers will be entitled to the full contingent amount. If such retail choice milestone is met after January 1, 1999, the contingent portion of the purchase price declines ratably by $75 million over the year 1999, and $50 million per year thereafter until the milestone is met. Payment of the contingent portion can be deferred for up to two years if retail choice is not the result of legislation.

   USGen will also reimburse the NEES companies for $85 million of costs associated with early retirement and special severance programs for employees affected by industry restructuring. USGen will purchase NEP's entitlement in approximately 1,100 MW of power procured under long-term contracts. NEP will make a monthly fixed contribution toward the above-market cost of the purchased power of between $12.5 million and $14.2 million per month from closing through January 2008. These amounts are recoverable under the terms of the Massachusetts and Rhode Island settlements. USGen will be responsible for the balance of the costs under the purchased power contracts.

   USGen will assume responsibility for environmental conditions at the Sellers' generating stations. USGen will also assume NEP's obligations under long-term fuel and fuel transportation contracts and certain existing collective bargaining agreements.

   Concurrent with the announcement of the sale, the NEES Board of Directors authorized the repurchase of up to five million NEES common shares through open market purchases. Upon closing of the sale, the balance of the after-tax cash proceeds is expected to be used to retire debt, and for possible additional share repurchases and for other investments.

   The sale is subject to approval by various state and federal regulatory agencies. The timing of such approval is uncertain; however, approval is unlikely before the spring of 1998. Closing is contingent upon all regulatory approvals being obtained by February 1999.

   As part of the divestiture plan, NEP will endeavor to sell, or otherwise transfer, its minority interest in three nuclear power plants to nonaffiliates. In addition, New England Energy Incorporated (NEEI) (a wholly-owned subsidiary of NEES) is planning to sell its oil and gas properties, the cost of which is supported by NEP through fuel purchase contracts.

   Under Rhode Island's Utility Restructuring Act of 1996 and the Massachusetts settlement, the proceeds from the sale will be used to offset the stranded costs which the NEES companies recover from customers. The NEES companies estimate that, upon completion of the sale, prices for their customers would decrease on average by approximately 15 percent below today's prices.

Workforce Reduction

   The NEES companies expect to implement substantial workforce reductions during 1998 as a result of industry restructuring and the sale of the generating business. The NEES companies have reached an agreement with all three of their unions regarding benefits and other assistance, including early retirement and severance programs, to union employees that are affected by these events. The NEES companies have also announced similar early retirement and severance programs for management employees. The costs of such programs are expected to be substantially recovered from the proceeds of the sale of the generating business.

Risk Factors

   This Form 10-Q contains statements that may be considered forward looking statements as defined under the securities laws. Actual results may differ materially. As disclosed in the NEES Form 10-K for the year ended 1996, there are several risk factors which could affect actual results. While the NEES companies believe that the sale agreement with USGen and other developments constitute substantial progress in resolving the uncertainty regarding the impact on shareholders from industry restructuring, significant risks remain. These include, but are not limited to:
(i) the potential that ultimately the Massachusetts and Rhode Island settlements will not be implemented in the manner anticipated by NEES, (ii) the possibility of state or federal legislation that would increase the risks to shareholders above those contained in the settlements and Rhode Island statute, (iii) the potential for adverse stranded cost recovery decisions involving its Granite State Electric Company subsidiary and NEP's unaffiliated customers, and (iv) the failure to complete the sale of the generating business to USGen.

   Even if these risks do not materialize, the implementation of the sale agreement and the Massachusetts and Rhode Island settlements and the Rhode Island statute regarding restructuring will negatively impact financial results for NEES starting in 1998. Upon completion of the sale, the NEES companies' earnings will be much more dependent upon the earnings generated by its transmission and retail distribution subsidiaries, which over recent years have been much lower than the earnings for the generation business being sold. The major risk factors affecting these companies relate to the possibility of adverse regulatory or judicial decisions or legislation which limit the level of revenues the companies are allowed to charge for their services or affect the costs these companies incur. The returns on equity permitted on the subsidiaries' distribution operations (up to 11.75 percent) and on the unrecovered commitments in the generating business (generally
9.4 percent before mitigation incentives) are considerably less than those historically earned by NEES. In addition, starting in 1998, earnings would be affected by the return on the reinvestment of the proceeds from the sale of the generation business. Such reinvestment return is expected, at least in the near term, to be considerably less than has historically been earned by NEES from the generation business. To the extent that neither the divestiture of NEP's nonnuclear generation nor retail choice in Massachusetts occurs in 1998, under the Massachusetts settlement pending before the FERC, approximately 73 percent of the amount of NEP's 1998 earnings in excess of the 11.75 percent return on equity must be refunded to Massachusetts Electric until its earnings cap is met, and then used to reduce stranded costs. Massachusetts Electric's earnings cap require it to refund one-half of earnings between 11 percent and 12.5 percent and all earnings in excess of
12.5 percent. In addition, the NEES companies will also incur costs associated with the transition after the sale is completed.

Rhode Island

   In July 1997, the Governor of Rhode Island signed into law bills further implementing utility restructuring in Rhode Island. The Securitization Act establishes a framework at the RIPUC for utilities to seek approval for the issuance of bonds secured by customers obligations to pay stranded cost charges. The 1997 Amendments to the Utility Restructuring Act modify the law so that utilities will not have to transfer their transmission assets to another company and make other technical amendments.

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

   In response to concerns expressed by the staff of the Securities and Exchange Commission, the Emerging Issues Task Force
(EITF) of the Financial Accounting Standards Board took under consideration how FAS 71 should be applied in light of recent changes within the regulated utility industry. In July 1997, the EITF concluded that a utility whose ongoing generation operations would not permit the application of FAS 71, but had otherwise received approval to recover stranded costs through cost-based regulated transmission and distribution rates, would be permitted to continue to apply FAS 71 to the recovery of the stranded costs.

   The Massachusetts and Rhode Island settlements each provide for full recovery of the sunk costs of generating assets and oil and gas related assets (including regulatory assets) not recoverable from the proceeds of the divestiture of NEP's generating business. FERC approval is still required for the Massachusetts and Rhode Island settlements. The cost of these assets would be recovered as part of a transition access charge imposed on all distribution customers. After the proposed divestiture, substantially all of NEP's business, including the recovery of its stranded costs, would remain under cost-based rate regulation. The principal exception is the provision of the settlements providing for a 80/20 sharing between customers and shareholders of the going forward costs and revenues related to NEP's operating nuclear interests. NEES believes the Massachusetts settlement and Rhode Island statute will enable the NEES distribution companies operating in those states to recover through rates their specific costs of providing ongoing distribution services. Specifically, FERC Order No. 888 enables transmission companies to recover their specific costs of providing transmission service. NEES believes these factors and the EITF conclusion will allow its principal subsidiaries to continue to apply FAS 71. Any gain or loss from the divestiture of generating assets and oil and gas assets, as well as any loss resulting from the impairment of NEP's plant assets under Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (FAS 121), will be recorded as a regulatory liability or asset to be recovered through the ongoing transition access charge. NEP will be required to cease to apply FAS 71 to the 20 percent of its ongoing nuclear operations described above.

   Despite the progress made to date in Massachusetts and Rhode Island, it is possible that the final restructuring plans ultimately ordered by regulatory bodies may not reflect full recovery of stranded costs, including a fair return on those costs as they are being recovered. In addition, it is possible that future methods of setting performance-based distribution rates may not be considered cost-based as required by FAS 71. In the event that future circumstances should cause the application of FAS 71 to be discontinued, a noncash write-off of previously established regulatory assets related to the affected operations would be required. In addition, write-downs of plant assets under FAS 121 could be required, including a write-off of any gain or loss from the divestiture of the generating business.

Brayton Point
-------------

   In October 1996, the Environmental Protection Agency (EPA) announced it was beginning a process to determine whether to modify or revoke and reissue NEP's water discharge permit for its Brayton Point 1,576 MW power plant. This action came two years before the permit expiration date. The EPA stated it took this step in response to a request from the Rhode Island Department of Environmental Management (RIDEM). A RIDEM report asserted a statistical correlation between the decline in the fish population in Mount Hope Bay and a change in operations at Brayton Point that occurred in the mid-1980's.

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

Year 2000 Computer Issues
-------------------------

   In the next two years, most large companies will face a potentially serious information systems (computer) problem because most software application and operational programs written in the past will not properly recognize calendar dates beginning in the year 2000. This could force computers to either shut down or lead to incorrect calculations. The NEES companies began the process of identifying the changes required to their computer programs and hardware during 1996. The necessary modifications to the NEES companies' centralized financial, customer, and operational information systems are expected to be completed by the end of 1998. The NEES companies believe they will incur approximately $20 million of costs associated with making the necessary modifications identified to date to the centralized systems. Substantially all of these costs are expected to be incurred prior to December 31, 1998. Noncentralized systems are currently being reviewed for Year 2000 problems. The NEES companies are unable to predict the costs to be incurred for correction of such noncentralized systems, but expect the scope and schedule for such work to be less complex than for its centralized information systems.

Operating Revenue
-----------------

   The following table summarizes the changes in operating revenue:
             Increase (Decrease) in Operating Revenue

                                   Third Quarter     Nine Months
                                   -------------    ------------
                                   1997 vs 1996     1997 vs 1996
                                   -------------    ------------
                                           (In Millions)

Increase in kWh deliveries                       $10               $14
Distribution rate increases                        3                 8
Rate adjustment mechanisms                        (3)                5
Fuel recovery                                      2                52
Demand-Side Management (DSM)                      (2)               (4)
Oil and gas revenues                               -                 6
Other (including
 transmission revenues)                            2                 9
                                                 ---               ---
                                                 $12               $90
                                                 ===               ===

    For a discussion of kWh deliveries to ultimate customers, see the "Earnings" section.

    Retail rate increases for the third quarter and nine months ended September 30, 1997 reflect an $11 million increase in distribution rates for Narragansett Electric that became effective in January 1997 pursuant to Rhode Island's Utility Restructuring
Act of 1996.

    Rate adjustment mechanisms reflect true-ups for the pass through of purchased power billings between NEP and the retail companies. The provisions of the Massachusetts Electric and Nantucket Electric Company (Nantucket Electric) (a wholly-owned distribution subsidiary of NEES) restructuring settlement required their Purchased Power Cost Adjustment (PPCA) mechanism to end effective July 31, 1996. However, since the Massachusetts settlement has not yet been approved by the FERC, Massachusetts Electric and Nantucket Electric have continued to accrue refund provisions of $18 million related to the assumed operation of the PPCA mechanism since July 31, 1996 ($9 million in 1996 and $9 million in 1997 to date). In addition, at December 31, 1996 Massachusetts Electric had deferred approximately $8 million of storm damage costs. In accordance with the Massachusetts restructuring settlement, Massachusetts Electric will not be permitted recovery of approximately $2 million of such storm damage costs.

    For a discussion of fuel recovery, see the fuel costs discussion in the "Operating Expenses" section.

    Oil and gas revenues increased in the first nine months due to increased gas prices in the first quarter.

    The increase in other revenues in the first three quarters of 1997 is primarily due to a transmission rate increase that went into effect in mid-1996.

Operating Expenses
------------------

    The following table summarizes the changes in operating expenses:
            Increase (Decrease) in Operating Expenses

                                 Third Quarter       Nine Months
                                 -------------      ------------
                                  1997 vs 1996      1997 vs 1996
                                 -------------      ------------
                                          (In Millions)

Fuel costs                                      $ 3                $ 57
Purchased energy, excluding fuel                 (1)                  5
Operation and maintenance:
  DSM                                            (2)                 (4)
  Other                                           5                  34
Depreciation and amortization:
  Utility plant                                   -                 (10)
  Oil and gas properties                         (1)                  3
Taxes                                             1                   1
                                                ---                ----
                                                $ 5                $ 86
                                                ===                ====

   Fuel costs represent fuel for generation and the portion of purchased electric energy permitted to be recovered through NEP's fuel adjustment clause. The increase in fuel costs in the third quarter and first nine months of 1997 primarily reflects increased power supply to other utilities and increased replacement power costs due to the reduced generation from partially owned nuclear units. See "Investments in Nuclear Units" section in the "Notes to the Unaudited Financial Statements".

   The portion of purchased electric energy costs not recovered through NEP's fuel clause is shown as purchased energy, excluding fuel. The decrease in purchased power costs, excluding fuel, during the third quarter reflects reduced charges from the closed Connecticut Yankee nuclear power plant and reduced charges from the Vermont Yankee nuclear power plant as a result of a 1996 third quarter refueling outage. On a year-to-date basis, purchased power costs have increased, reflecting overhaul and repair costs relating to the Maine Yankee nuclear power plant and the Ocean State Power plant, partially offset by reduced capacity purchases and reduced purchased power costs from the Connecticut Yankee nuclear power plant, which were primarily due to a one-time property tax settlement.

   The decrease in depreciation and amortization expense reflects the completion of the amortization of NEP's pre-1988 investment in the Seabrook 1 nuclear unit and NEP's investment in the canceled Seabrook 2 nuclear unit. In accordance with a FERC 1995 settlement agreement, upon completion of the amortization of Seabrook 1 and Seabrook 2, NEP agreed to accelerate its amortization of previously deferred costs associated with postretirement benefits other than pensions (PBOPs). Upon completion of the PBOP amortization, which occurred in July 1997, NEP was required to accelerate its depreciation of Millstone 3.

   The increase in operation and maintenance expense during the third quarter reflects increased transmission wheeling costs and start-up costs associated with the new regional transmission control organization. For the nine month period, the increase in operation and maintenance expense also reflects the increase in PBOP expenses as mentioned above, as well as increased maintenance costs of partially owned nuclear generating facilities, Millstone
3 and Seabrook 1. Other increases in operation and maintenance expenses resulted from NEP's share of the costs associated with the restoration to service of previously idled generating facilities throughout New England, in response to a tightening regional power supply, as well as an overall increase in general and administrative costs.

Other Income
------------

   The decrease in other income in 1997 reflects expenses associated with NEES' unregulated ventures.

Liquidity and Capital Resources
-------------------------------

   Plant expenditures in the first nine months of 1997 amounted to $152 million for the utility subsidiaries. The funds necessary for utility plant expenditures were provided by net cash from operating activities, after the payment of dividends.

   The financing activities of NEES subsidiaries for the first nine months of 1997 are summarized as follows:

                                     Issues            Retirements
                                     -------            -----------
                                               (In Millions)
Long-term debt
--------------
   NEP                                $-                      $ 35
   Massachusetts Electric              -                        30
   Narragansett Electric               3                        33
   Nantucket Electric                  -                         1
   NEEI                                -                        24
   Hydro-Transmission Companies        -                         9
   Narragansett Energy Resources       -                         1
                                      --                      ----
                                      $3                      $133
                                      ==            ====

   In addition, on October 3, 1997, Massachusetts Electric issued
$15 million of long-term debt and Narragansett Electric issued $7 million of long-term debt.

    NEES' retail subsidiaries plan to issue an additional $40 million of long-term debt by the end of 1997.

    Net cash from operating activities provided all of the funds for oil and gas expenditures for the first nine months of 1997. NEEI's capitalized oil and gas exploration and development costs amounted to $10 million, including capitalized interest costs.

    The NEES Board of Directors authorized the repurchase of up to five million NEES common shares through open market purchases.
Through the third quarter, NEES has purchased approximately 89 thousand shares, under the repurchase program.

    On November 7, 1997, NEES commenced cash tender offers for any and all outstanding shares of preferred stock of NEP, Massachusetts Electric and Narragansett Electric, which total approximately $40 million, $50 million and $36 million, respectively. If all the shares are tendered, it would result in an after-tax charge to earnings of approximately $5.5 million. Concurrently with the offer, the Boards of Directors of NEP, Massachusetts Electric and Narragansett Electric are soliciting proxies for use at special meetings of preferred shareholders. The special meetings are being held to consider amendments to NEP's and Massachusetts Electric's By-Laws and Articles of Incorporation and Narragansett Electric's Preferred Stock Provisions which would remove a limitation on the ability of each company to issue unsecured debt without approval of preferred shareholders. The offers expire on December 12, 1997.

    At September 30, 1997, NEES and its consolidated subsidiaries had lines of credit and standby bond purchase facilities with banks totaling $702 million. These lines and facilities were used for liquidity support for $140 million of commercial paper borrowings and for $372 million of NEP mortgage bonds in tax-exempt commercial paper mode. Fees are paid on the lines and facilities in lieu of compensating balances.

                   PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

    Information concerning a lawsuit brought by the Company's subsidiary, New England Power Company (NEP) against Northeast
Utilities on August 7, 1997 in Massachusetts Superior Court,
Worcester County concerning the Millstone 3 nuclear unit, discussed in this report in Note B of Notes to Unaudited Financial
Statements, is incorporated herein and made a part hereof.

    Information concerning a demand for arbitration sent by NEP to Connecticut Light & Power Company and Western Massachusetts
Electric Company concerning the Millstone 3 nuclear unit, discussed in this report in Note B of Notes to Unaudited Financial
Statements, is incorporated herein and made a part hereof.

    Information concerning a lawsuit brought against NEP by the Town of Norwood, Massachusetts, discussed in this report in Note C of Notes to Unaudited Financial Statements, is incorporated herein and made a part hereof.

    Information concerning a favorable arbitration decision for NEP regarding NEP's purchased power contract with Hydro-Quebec, discussed in this report in Note D of Notes to Unaudited Financial Statements, is incorporated herein and made a part hereof.

    Information concerning restructuring dockets before the Federal Energy Regulatory Commission and other regulatory approvals sought for the sale of the generation business of the Company's subsidiaries, discussed in Part I of this report in Management's Discussion and Analysis of Financial Conditions and Results of Operations, is incorporated herein by reference and made a part hereof.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

    Exhibit 2. The Company is filing as an exhibit a copy of the Asset Purchase Agreement by and among NEP and The Narragansett
Electric Company and USGen New England, Inc. (formerly USGen
Acquisition Corporation) dated as of August 5, 1997.

    The Company filed a report on Form 8-K dated August 6, 1997, containing Item 5, Other Events.

    The Company is filing Financial Data Schedules.

                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.


                               NEW ENGLAND ELECTRIC SYSTEM


                               s/Alfred D. Houston


                               Alfred D. Houston
                               Executive Vice President and
                               Chief Financial Officer


Date: November 12, 1997





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