Form 10-K
period 1997-12-31
NEW ENGLAND ELECTRIC SYSTEM; MASSACHUSETTS ELECTRIC CO; NARRAGANSETT ELECTRIC CO; NEW ENGLAND POWER CO
filed 1998-03-31
CIK 71297, 63073, 69659, 71337

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K


    (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

             For fiscal year ended December 31, 1997

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

Securities registered pursuant to Section 12(b) of the Act:


                                  Outstanding at  Name of each exchange
Registrant   Title of each class  March 18, 1998  on which registered
----------   -------------------  --------------  ---------------------
New England  Common Shares        64,161,560      New York Stock Exchange
Electric                                          Boston Stock Exchange
System



Securities registered pursuant to Section 12(g) of the Act:


Registrant                        Title of each class
----------                        -------------------

New England                   Dividend Series Preferred Stock
Power Company


Massachusetts                 Cumulative Preferred Stock
Electric Company              Preferred Stock - Cumulative


The Narragansett              Cumulative Preferred Stock
Electric Company



                      Aggregate market value
                       of the voting stock      Number of shares of
                      held by nonaffiliates    common stock outstanding
                      of the registrants at    of the registrants at
                          March 18, 1998           March 18, 1998
                      ----------------------  ------------------------

New England             $2,823,108,640          64,161,560 ($1 par value)
Electric System

New England             $1,693,285              6,449,896  ($20 par value)
Power Company

Massachusetts                 None              2,398,111  ($25 par value)
Electric Company

The Narragansett              None              1,132,487  ($50 par value)
Electric Company


                    Documents Incorporated by Reference


                                               Part of Form 10-K into which
        Description                              document is incorporated
----------------------------------             ----------------------------
Portions of Annual Reports to                           Parts I and II
Shareholders for the year ended
December 31, 1997 of the following
companies, as set forth in Parts I
and II

   New England Electric System
   New England Power Company
   Massachusetts Electric Company
   The Narragansett Electric Company

Portions of Proxy Statement of                          Part III
New England Electric System
filed in connection with its
annual meeting of shareholders to
be held on April 28, 1998, as set
forth in Part III













       This combined Form 10-K is separately filed by New England Electric
System, New England Power Company, Massachusetts Electric Company, and The
Narragansett Electric Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies.


                        TABLE OF CONTENTS                            PAGE

GLOSSARY OF TERMS..........................................           iii

FORWARD LOOKING INFORMATION................................             v

                              PART I

ITEM 1.  BUSINESS..........................................             1

THE SYSTEM.................................................             1

     System Organization...................................             1
     Employees.............................................             3

ELECTRIC UTILITY OPERATIONS................................             3

     Industry Restructuring................................             3
      Outlook.............................................              4
      Massachusetts Legislation and Settlement Agreement..              4
      Rhode Island Legislation and Settlement Agreement...              6
      New Hampshire Legislation and Settlement Agreement..              6
      Unaffiliated Customers..............................              7
      Divestiture of Generating Business..................              7
      Risk Factors........................................              9
      Other...............................................              9
     Electricity Delivery Companies........................             9
      Mass. Electric
        Description of Business...........................              9
        Rates.............................................             10
      Narragansett
        Description of Business...........................             11
        Rates.............................................             12
      Granite State
        Description of Business...........................             13
        Rates.............................................             13
      Nantucket
        Description of Business...........................             13
      Recovery of Demand-Side Management Expenditures.....             14
     Transmission and Generation Business..................            14
      NEP
        Description of Business...........................             14
        Rates.............................................             15
     Unregulated Business..................................            16
     Operating Revenues....................................            17
     Electric Utility Properties...........................            19
      Transmission, Distribution, and Generation
        Properties........................................             19
      Map - Electric Utility Properties...................             25
      Nuclear Units.......................................             26
      Divestiture of Nonnuclear Generating Business.......             31
      Energy Mix..........................................             31
      Fuel for Generation.................................             31
      Oil and Gas Operations..............................             33
      Nonutility Power Producer Information...............             33
      Hydroelectric Project Licensing.....................             34
      Ocean State Power...................................             35

                                                                      PAGE

     Regulatory and Environmental Matters..................            35
      Regulation..........................................             35
      Environmental Requirements..........................             36
     Construction and Financing............................            38
     Research and Development..............................            42

EXECUTIVE OFFICERS.........................................            43

ITEM 2.  PROPERTIES.......................................             47

ITEM 3.  LEGAL PROCEEDINGS................................             47

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS..........................................             48



                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED SECURITY HOLDER MATTERS..................             50

ITEM 6.  SELECTED FINANCIAL DATA..........................             50

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..............             51

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK......................................             52

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......             52

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE..............             53


                             PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
         REGISTRANT.......................................             53

ITEM 11. EXECUTIVE COMPENSATION...........................             56

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT...................................             69

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...             72


                             PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K.................             72

INDEX TO FINANCIAL STATEMENTS..............................           102

                        GLOSSARY OF TERMS

  Term                        Meaning
  ----                        -------

AFDC                   allowance for funds used during
                         construction
AllEnergy              AllEnergy Marketing Company, LLC
Connecticut Yankee     Connecticut Yankee Atomic Power Company
DOE                    U.S. Department of Energy
DOER                   Massachusetts Division of Energy
                         Resources
DSM                    demand-side management
EPA                    U.S. Environmental Protection Agency
Electricity Delivery   Mass. Electric, Narragansett, Granite
 Companies               State, and Nantucket
FERC                   Federal Energy Regulatory Commission
FAS 121                Financial Accounting Standards No. 121,
                         Accounting for the Impairment of Long-
                         Lived Assets and for Long-Lived Assets
                         to Be Disposed Of
FAS 80                 Financial Accounting Standards No. 80,
                         Accounting for Futures Contracts
Firm Energy            agreement between NEPOOL members and
 Contract                Hydro-Quebec
Granite State          Granite State Electric Company
Granite State          Granite State Energy, Inc.
 Energy
Interconnection        transmission interconnection between
                         participating New England utilities
                         and Hydro-Quebec
ISO                    Independent System Operator
kWh                    kilowatt hour
Maine Yankee           Maine Yankee Atomic Power Company
Mass. Electric         Massachusetts Electric Company
Mass. Hydro            New England Hydro-Transmission Electric
                         Company, Inc.
Massachusetts          settlement agreement previously reached
 Settlement              among the NEES companies' Massachusetts
                         subsidiaries
MDPU                   Massachusetts Department of Public
                         Utilities
MDTE                   Massachusetts Department of
                        Telecommunications and Energy
MW                     megawatts
Nantucket              Nantucket Electric Company
Narragansett           The Narragansett Electric Company
N.E. Hydro Finance     New England Hydro Finance Company, Inc.
NEEI                   New England Energy Incorporated
NEES                   New England Electric System
NEESCom                NEES Communications, Inc.
NEES companies         the subsidiaries of NEES
NEES Global            NEES Global Transmission, Inc.
NEET                   New England Electric Transmission
                         Corporation
NEP                    New England Power Company
NEES Energy            NEES Energy, Inc.
NEPOOL                 New England Power Pool
NEUs                   New England Utilities
N.H. Hydro             New England Hydro-Transmission
                        Corporation

                        GLOSSARY OF TERMS

  Term                        Meaning
  ----                        -------

NOx                           nitrogen oxide
NRC                           Nuclear Regulatory Commission
OSP                           Ocean State Power
OSP II                        Ocean State Power II
PCRBs                         pollution control revenue bonds
PG&E                          PG&E Corporation
PBOPs                         postretirement benefits other than
                                pensions
PPCA                          purchased power cost adjustment
Resources                     Narragansett Energy Resources
                                Company
retail choice                 retail customers are allowed to
                                choose their electricity supplier
Rhode Island Settlement       settlement agreement among NEP,
                                Narragansett, the RIPUC and the
                                Rhode Island Division of Public
                                Utilities and Carriers to
                                implement the stranded cost
                                recovery provisions of the Rhode
                                Island statute
RIPUC                         Rhode Island Public Utilities
                                Commission
Samedan                       Samedan Oil Corporation
Seabrook 1                    Seabrook Nuclear Generating Station
                                Unit 1
SEC                           Securities and Exchange Commission
Sellers                       NEP and Narragansett
Service Company               New England Power Service Company
Service Extension             rate discounts given to large
 Discounts                      commercial and industrial
                                customers who agree to give a
                                five-year notice before they
                                choose to purchase power from
                                another supplier
SO2                           sulphur dioxide
spent nuclear fuel            high level radioactive waste
stranded costs                the amounts by which prudently
                                incurred costs incurred to supply
                                customers electricity under a
                                regulated industry structure
                                exceed market prices under an
                                unregulated industry structure
System                        the subsidiaries of NEES
                                collectively
USGen                         USGen New England, Inc.
unbilled revenues             electricity delivered but not yet
                                billed
Vermont Yankee                Vermont Yankee Nuclear Power
                                Corporation
Yankee Atomic                 Yankee Atomic Electric Company
Yankee Companies              Yankee Atomic, Vermont Yankee,
                                Maine Yankee, and Connecticut
                                Yankee
1935 Act                      Public Utility Holding Company Act
                                of 1935, as amended


                   FORWARD LOOKING INFORMATION


   This report and other presentations made by NEES and its subsidiaries contain forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Throughout this report, forward looking statements can be identified by the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimated", "project", "believe", or similar expressions. Although NEES and each of its subsidiaries believe that, in making any such statements, its expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. Important factors that could cause actual results to differ materially from those in the forward looking statements include, but are not limited to: the impact of general economic changes in New England; changing fuel prices; the impact of industry restructuring, customer choice of power suppliers, increased competition in the electric utility industry, and sale of the nonnuclear generating business, as more fully set out below under INDUSTRY RESTRUCTURING, page 3; federal and state regulatory developments and changes in law which may have a substantial adverse impact on the value of NEES and the NEES companies' assets; changes in accounting rules and interpretations which may have an adverse impact on the NEES companies' statements of financial position and reported earnings; timing and adequacy of rate relief; adverse changes in electric load and customer growth; climatic changes or unexpected changes in weather patterns; generating plant and distribution facility performance and possible power shortages, as more fully set out below under Transmission, Distribution, and Generation Properties, page 19; and operation and decommissioning costs associated with nuclear generating facilities, as set out under Nuclear Units below, page 26 (see Risk Factors, page 9, for more information).

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
  Company (Resources)                     Electric
                                          Generation

NEES Communications, Inc.     Mass.       Telecommunications         100
  (NEESCom)

NEES Energy, Inc. (NEES Energy)           Mass.            Marketing 100

NEES Global Transmission, Inc.            Mass.            Development    100
  (NEES Global) (formerly New                              Services
  England Electric Resources, Inc.)

New England Electric Transmission         N.H.             Electric  100
  Corporation (NEET)                      Transmission

New England Energy Incorporated           Mass.            Oil and Gas    100
  (NEEI)

New England Hydro Finance Company,        Mass.            Debt Financing  **
  Inc. (N.E. Hydro Finance)

New England Hydro-Transmission            N.H.             Electric  53.97(a)
  Corporation (N.H. Hydro)                Transmission

New England Hydro-Transmission            Mass.            Electric  53.97(a)
  Electric Company, Inc.                  Transmission
  (Mass. Hydro)


* NEES Energy owns 99 percent and NEES Global owns 1 percent of the voting securities.
** Mass. Hydro and N.H. Hydro each own 50 percent of the voting securities.

                                                        % Voting
                                                        Securities
                              State of    Type of        Owned by
    Name of Company         Organization  Business         NEES
    ---------------         ------------  --------      ---------

New England Power Company (NEP)           Mass.           Wholesale 99.71(b)
                                          Electric
                                          Generation &
                                          Transmission (c)

New England Power Service Company         Mass.           Service   100
  (Service Company)                       Company


(a) The common stock of these subsidiaries is owned by NEES and certain participants (or their parent companies) in the second phase of the Hydro-Quebec project. See Interconnection with Quebec, page 23.

(b) Holders of common stock and 6% Cumulative Preferred Stock of
    NEP have general voting rights.  The 6% Cumulative Preferred
    Stock held by nonaffiliates represents 0.29 percent of the total voting power.

(c) For information on NEP's ownership interest in nuclear generating units, see Nuclear Units, page 26.

    The facilities of NEES' four electricity delivery companies, Mass. Electric, Narragansett, Granite State, and Nantucket (collectively referred to as the Electricity Delivery Companies), and of its principal generation and transmission subsidiary, NEP, constitute a single integrated electric utility system that is directly interconnected with other utilities in New England and New York State, and indirectly interconnected with utilities in Canada. See ELECTRIC UTILITY OPERATIONS, page 3. See INDUSTRY RESTRUCTURING, page 3, for information on the agreement to sell the NEES companies' generating business.

    Granite State Energy is a wholly-owned, nonutility subsidiary of NEES which provides a range of energy and related services, including but not limited to sales of electric energy, audits, power quality, fuel supply, repair, maintenance, construction, design, engineering, and consulting.

    NEES Energy is a wholly-owned, nonutility marketing subsidiary of NEES. NEES Energy owns a 99 percent interest in AllEnergy, an energy marketing joint venture between NEES Energy and NEES Global.

    NEESCom is a wholly-owned, nonutility subsidiary of NEES which provides telecommunications and information-related products and services.

    NEET owns and operates a portion of an international transmission interconnection between the electric systems of Hydro-Quebec and New England. Mass. Hydro and N.H. Hydro own and operate facilities in connection with an expanded second phase of this interconnection. N.E. Hydro Finance provides the debt financing to Mass. Hydro and N.H. Hydro for the capital costs of the interconnection. For more information, see Interconnection with Quebec, page 23.

    NEEI primarily participated (principally through a partnership with a nonaffiliated oil company) in domestic oil and gas exploration, development, and production and the sale to NEP of fuel purchased in the open market. As part of the NEES companies' plan to divest their generating business, NEEI sold its oil and gas properties in February 1998. For more information, see INDUSTRY RESTRUCTURING, page 3, and Oil and Gas Operations, page 33.

    Resources is a general partner, with a 20 percent interest, in each of two partnerships formed in connection with the Ocean State Power project. NEES' ownership interest in Resources is subject to a sale agreement as part of the NEES companies' divestiture of their generating business. For more information, see INDUSTRY RESTRUCTURING, page 3, and Ocean State Power, page 35.

    The Service Company has contracted with NEES and its subsidiaries to provide, at cost, such administrative, engineering, construction, legal and financial services as the companies request.

    NEES Global is a wholly-owned, nonutility subsidiary of NEES which provides consulting and independent project development services domestically and internationally to nonaffiliates.


                            EMPLOYEES

    At December 31, 1997, NEES subsidiaries had approximately 4,665 employees. At that date, the total number of employees was approximately 842 at NEP, 1,691 at Mass. Electric, 734 at Narragansett, 70 at Granite State, 23 at Nantucket and 1,305 at the Service Company. Of the 4,665 employees, approximately 2,800 are members of labor organizations. Collective bargaining agreements with the Brotherhood of Utility Workers of New England, Inc., the International Brotherhood of Electrical Workers, and the Utility Workers Union of America, AFL-CIO expire in May, 1999. The NEES companies have reached an agreement with all three of their unions regarding employee benefits related to industry restructuring and divestiture, including a voluntary early retirement package and benefits for displaced employees.


                   ELECTRIC UTILITY OPERATIONS

                     INDUSTRY RESTRUCTURING

    Historically, electric utilities have provided their customers bundled electric service within exclusive franchise service territories. As the result of a number of trends, including a disparity in electric rates among regions of the country and new regulations and legislation intended to foster competition, distribution customers are being allowed to choose their power supplier, with incumbent utilities required to deliver that electricity over their transmission and distribution systems. Because of legislation enacted in the states served by the NEES companies, most customers served by the NEES companies will have the ability to choose their power supplier by the first quarter of 1998.

    When customers are allowed to choose their power supplier, utilities face the risk that market prices may not be sufficient to recover the costs of the commitments incurred to supply customers under a regulated structure. The amounts by which such costs exceed market prices are commonly referred to as "stranded costs." As described below, the NEES companies have reached settlement agreements with parties representing all of their distribution customers. In each case, these settlements provide for recovery of stranded costs.

Outlook

    Starting in 1998, NEES earnings will be reduced by the restructuring of the electric utility business in the states served by the NEES companies. During the first quarter of 1998, customers in Massachusetts and Rhode Island, representing approximately 95 percent of the NEES companies' revenues from the sale of electricity, will have the ability to choose their power supplier. Upon the introduction of consumer choice, settlement agreements related to recovery of stranded costs will limit the return on equity earned on the NEES companies' generating business to approximately 9.4 percent, before mitigation incentives, which is significantly lower than earned by the generating business in recent years. (The settlement agreements also will cap earnings for the majority of NEES' distribution business at 11.75 percent.) Following completion of the sale of the NEES companies' nonnuclear generating business, which is discussed in more detail below, NEES earnings will be affected by the return on the reinvestment of the sale proceeds, whether through retirement of debt, the repurchase of NEES shares, investments in new ventures, or otherwise. This reinvestment return is expected, at least in the near term, to be considerably less than the return historically earned in the generating business.

Massachusetts Legislation and Settlement Agreement

    In November 1997, legislation was enacted which provides customers of Massachusetts' investor-owned utilities with the ability to choose their power supplier beginning on March 1, 1998. The legislation requires electric companies to provide customers who do not choose a power supplier with a transition rate (or "standard offer service") which results in a 10 percent rate reduction, with the discount increasing to 15 percent on or before September 1, 1999. The legislation also provides a mechanism for the recovery of stranded costs resulting from the introduction of customer choice.

    In December 1997, the Massachusetts Department of Telecommunications and Energy (MDTE) (formerly the Massachusetts Department of Public Utilities (MDPU)) found that a settlement agreement (the Massachusetts Settlement) previously reached among the NEES companies' Massachusetts subsidiaries (NEP, Mass. Electric, and Nantucket) and various governmental agencies and other interested parties substantially complies with or is consistent with the Massachusetts statute. The Massachusetts Settlement was also conditionally approved by the FERC in November 1997, subject to a compliance filing to clarify the impact of the settlement on nonsettling parties.

    In accordance with the Massachusetts Settlement, NEP's wholesale contracts with Mass. Electric and Nantucket have been amended effective March 1, 1998. The Massachusetts Settlement provides that Mass. Electric's and Nantucket's share of NEP's stranded costs will be recovered from distribution customers through a transition access charge, which will be collected by these electricity delivery companies. Under the Massachusetts Settlement, the recovery of NEP's stranded costs is divided into several categories. Unrecovered costs associated with generating plants and regulatory assets would be recovered over 12 years and would earn a return on equity of 9.4 percent. The above-market component of purchased power contracts and nuclear decommissioning costs would be recovered as incurred over the life of those obligations, a period expected to extend beyond 12 years. Initially, the transition access charge was set at 2.8 cents per kWh. The MDTE has approved a reduction of the initial transition access charge to 2.7 cents per kWh for Mass. Electric and Nantucket effective March 1, 1998. NEP's filing with the FERC to approve this reduction is pending. Mass. Electric and Nantucket have already reflected the lower transition access charge amount in their rates. The transition access charge would be reduced further upon completion of the sale of NEP's nonnuclear generating business, as described below. As the transition access charge declines, NEP would earn incentives based on successful mitigation of its stranded costs. These incentives would supplement NEP's return on equity.

    In addition to addressing customer choice and the recovery of stranded costs, the Massachusetts Settlement also required the NEES companies to divest their nonnuclear generating business. In August 1997, NEP and NEES' Rhode Island subsidiary, Narragansett, entered into an agreement to sell substantially all of their nonnuclear generating business to USGen New England, Inc. (USGen), an indirect wholly owned subsidiary of PG&E Corporation (PG&E).
See "Divestiture of Generating Business" below. The net proceeds from the sale of the nonnuclear generating business to USGen will be used to reduce the transition access charge to approximately 1.5 cents per kWh. In addition, the FERC accepted the NEES companies' proposal in conjunction with their divestiture filing that the recovery of the remaining above-market nuclear generating plant investment and regulatory assets be completed by the end of the year 2000.

    A referendum question which asks voters to repeal the Massachusetts statute is expected to be on the ballot in November 1998. The NEES companies are unable to predict the outcome. While by itself, repeal of the statute is not expected to materially impair the effectiveness of the previously approved Massachusetts Settlement, the potential exists that following repeal, there could be legislative or regulatory actions which could be materially adverse to the NEES companies.

Rhode Island Legislation and Settlement Agreement

    In August 1996, the state of Rhode Island enacted legislation that allows customers in that state the opportunity to choose their power supplier. Under the Rhode Island statute, state accounts, certain new customers, and the largest manufacturing customers were able to choose their power supplier beginning on July 1, 1997. The balance of Rhode Island customers gained the ability to choose their power supplier on January 1, 1998. The Rhode Island statute also provided utilities with the ability to recover stranded costs.

    In November 1997, the FERC conditionally approved a settlement agreement (the Rhode Island Settlement) among NEP, Narragansett, the Rhode Island Public Utilities Commission (RIPUC) and the Rhode Island Division of Public Utilities and Carriers to implement the stranded cost recovery provisions of the Rhode Island statute, subject to a compliance filing to clarify the impact of the settlement on nonsettling parties. The terms of the Rhode Island Settlement are substantially the same as the Massachusetts Settlement.

    The Rhode Island Settlement requires NEP to sell power to Narragansett at specified prices for resale to distribution customers who do not choose a power supplier (or "standard offer service"). The total rates for customers purchasing this interim power service from Narragansett are approximately 7 percent below the total rates that were in effect during 1997. Pursuant to the Rhode Island statute, the total rate for customers who do not choose a power supplier is capped through 2009 at a level equal to the 1996 rate adjusted upward for 80 percent of inflation and for other factors beyond the control of Narragansett.

New Hampshire Legislation and Settlement Agreement

    On February 3, 1998, NEES' New Hampshire subsidiary, Granite State, and NEP reached a comprehensive settlement agreement with the Governor's office of the State of New Hampshire and a number of other interested parties on a plan to provide choice of power supplier to its customers by no later than July 1, 1998. This settlement agreement was reached in response to a previously enacted New Hampshire statute which requires customer choice of power supplier. The principle terms of the New Hampshire settlement agreement, which require approval by state and federal regulators, are substantially similar to the Massachusetts Settlement and Rhode Island Settlement, including rate reductions for customers and the ability to recover stranded costs.

    On March 20, 1998, the New Hampshire Public Utilities Commission issued an Order on Rehearing of their previously issued Final Plan on industry restructuring. The Order on Rehearing reaffirmed the interim recovery of stranded costs from customers previously established in February 1997 for Granite State (1.9 cents per kWh), which reflects an assumed level of stranded cost mitigation. The Order on Rehearing also addressed a number of other issues, including standards of conduct of affiliates, energy efficiency programs, and billing and metering services. The Order on Rehearing encouraged utilities to file settlements but appears to be inconsistent with one key aspect of the settlement filed by Granite State concerning a separate transition service for existing customers with back-stop pricing provided by USGen, similar to that in place for Mass. Electric and Narragansett, after the divestiture of NEP's and Narragansett's nonnuclear generating business to USGen, as discussed below.

Unaffiliated Customers

    Agreements have not yet been reached with certain wholesale customers that represent less than 2 percent of the NEES companies' stranded cost exposure. The largest of these customers, the Town of Norwood, Massachusetts, gave notice in March 1998 of its intent to terminate its contract with NEP, without accepting responsibility for its share of NEP's stranded costs, and to begin taking power from another supplier. NEP has filed with the Federal Energy Regulatory Commission (FERC) for permission to charge Norwood a contract termination charge for its share of NEP's stranded costs.

Divestiture of Generating Business

    As described above, in August 1997, NEP and Narragansett (collectively, the Sellers) reached an agreement to sell their nonnuclear generating business to USGen. The nonnuclear generating business includes three fossil-fueled and 15 hydroelectric generating stations, totaling approximately 4,000 megawatts (MW) of capacity, as well as NEES' 100 percent interest in Resources, a 20 percent general partner in the Ocean State Power project, all of which has a book value of $1.1 billion. USGen will pay the Sellers $1.59 billion in cash, of which $225 million will be contingent upon the introduction of customer choice of power supplier in Massachusetts. Based on the enactment of the Massachusetts statute, the NEES companies believe that the conditions for payment of the full purchase price have been met. USGen will also reimburse the NEES companies for $85 million of costs associated with early retirement and special severance programs for employees affected by industry restructuring. USGen will assume responsibility for environmental conditions at the Sellers' nonnuclear generating stations. USGen will also assume the Sellers' obligations under long-term fuel and fuel transportation contracts and certain collective bargaining agreements for nonnuclear facilities.

    In addition to the purchase of the nonnuclear generating stations, USGen will purchase NEP's entitlement to approximately 1,100 MW of power procured under long-term contracts. NEP will make a monthly fixed contribution towards the above-market cost of the purchased power of between $12.5 million and $14.2 million per month from closing through January 2008. USGen will be responsible for the balance of the costs under the purchased power contracts.

    The sale is subject to approval by various state and federal regulatory agencies. Several parties have objected to the sale on various grounds, including allegations that following the sale, USGen would be able to exercise unlawful levels of market power.

On February 25, 1998, the FERC issued an order that rejected the market power allegations, approved the sale, and conditionally approved most supporting filings. On February 27, 1998, the FERC approved the transfer of the hydroelectric generating licenses to USGen. While the timing of receipt of final regulatory approvals is uncertain, receipt of all approvals is unlikely before mid-1998. Closing is contingent upon all regulatory approvals being obtained by February 1999.

    In order to meet the terms of NEP's mortgage indenture, NEP will be required, prior to the consummation of the sale, to either defease or call approximately $278 million of its mortgage bonds. Any defeasance of bonds would be by deposit of cash representing principal and interest to the maturity date, or interest, principal, and general redemption premium to an earlier redemption date. In addition, NEP will retire approximately $372 million of mortgage bonds securing the issuance of a like amount of pollution control revenue bonds (PCRBs) by various public agencies. However, NEP expects that substantially all of the underlying PCRBs will remain outstanding as unsecured obligations of NEP. In addition, the long-term debt of Resources will be retired prior to the closing.

    NEP's stranded costs will be recovered from distribution customers through a transition access charge, which will be collected by NEP's distribution affiliates. Upon completion of the divestiture of NEP's nonnuclear generating business, stranded costs will be reduced from $4.5 billion to $2.1 billion.

    As part of the divestiture plan, in February 1998, NEEI (a wholly-owned subsidiary of NEES) sold its oil and gas properties for approximately $50 million. NEEI's loss on the sale of approximately $120 million, before tax, has been reimbursed by NEP. NEEI retired $121 million of bank debt at the same time.

    At the divestiture date, any gain or loss from the divestiture of nonnuclear generating assets and oil and gas assets will be recorded as a regulatory asset or liability to be recovered as part of NEP's stranded costs, through the ongoing transition access charge, consistent with the settlement agreements. NEP may be required to record a liability for the monthly fixed contribution towards the above-market cost of purchased power. In such an event, NEP would also record a regulatory asset consistent with the settlement agreements.

    In addition, NEP will endeavor to sell, or otherwise transfer, its minority interest in three nuclear power plants and a 60 MW interest in a fossil-fueled generating station in Maine to nonaffiliates. Until such time as the nuclear interests are divested, NEP will share with customers 80 percent of the revenues and operating costs related to the units, with shareholders retaining the balance. In the event that NEP determines that it has an impairment of its nuclear plant balances under Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (FAS 121), it will record any such impairment as a regulatory asset.

Risk Factors

    While the NEES companies believe that the previously described settlements and legislation and the sale agreement with USGen and other developments constitute substantial progress in reducing the impacts associated with industry restructuring, significant risks remain. These include, but are not limited to: (i) the potential that ultimately the settlements will not be implemented in the manner anticipated by NEES, (ii) the possibility that a voter referendum in November 1998 could overturn the Massachusetts legislation, followed by materially adverse legislative or regulatory actions, (iii) the possibility of federal legislation that would increase the risks above those contained in the settlements and the Massachusetts and Rhode Island statutes, (iv) the potential for adverse stranded cost recovery decisions involving wholesale customers with whom settlements have not yet been reached, and (v) the failure to complete the sale of the nonnuclear generating business to USGen. The major risk factors affecting the Electricity Delivery Companies relate to the possibility of adverse regulatory or judicial decisions or legislation which limit the level of revenues the Electricity Delivery Companies are allowed to charge for their services or affect the costs the Electricity Delivery Companies incur.

Other

    For more information on workforce reductions, accounting implications, year 2000 computer issues, and new accounting standards, see pages 14 through 20 of the 1997 NEES Annual Report.


                  ELECTRICITY DELIVERY COMPANIES

    The combined service area of the Electricity Delivery Companies constitutes the electric delivery service area of the System and covers more than 4,500 square miles with a population of about 3,000,000 (1990 census). See Map - Electric Utility Properties, page 25. The largest cities served are Worcester, Mass. (population 170,000) and Providence, Rhode Island (population 161,000). In addition, NEP's business going forward will be primarily that of transmitting electricity. For a further description of NEP's business, see TRANSMISSION AND GENERATION BUSINESS, page 14.

Mass. Electric

    Description of Business

    Mass. Electric provides approximately 970,000 customers with electric delivery service in an area comprising approximately 43 percent of The Commonwealth of Massachusetts. The population of the service area is about 2,160,000 or 36 percent of the total population of the Commonwealth (1990 Census). Mass. Electric's service area consists of 146 cities and towns including the highly diversified commercial and industrial cities of Worcester, Lowell, and Quincy, the Interstate 495 high technology belt, and many suburban communities and rural towns. The economy of the area is diversified. Principal industries served by Mass. Electric include computer manufacturing and related businesses, electrical and industrial machinery, plastic goods, fabricated metals and paper, and chemical products. In addition, a broad range of professional, banking, medical, and educational institutions is served. During 1997, 40 percent of Mass. Electric's revenue from the sale of electricity was derived from residential customers, 38 percent from commercial customers, 21 percent from industrial customers, and 1 percent from others. In 1997, the 20 largest customers of Mass. Electric accounted for approximately 7 percent of its electric revenue. In November 1997, legislation was enacted in The Commonwealth of Massachusetts which provides Mass. Electric's customers with choice of power supplier beginning on March 1, 1998 (see INDUSTRY RESTRUCTURING, page 3).

    Rates

    Rate schedules applicable to electric services rendered by Mass. Electric are on file with the MDTE.

    The Massachusetts Settlement establishes distribution rates for Mass. Electric. On March 1, 1998, Mass. Electric's distribution rates were set at a level approximately $45 million above the level embedded in its previously bundled rates, with such rates then frozen through the year 2000. This increase reflects changes to the distribution cost of service that include an $11 million increase in annual depreciation expense, a $3 million annual contribution to a storm fund, and increased amortization of unfunded deferred income taxes of approximately $1 million over six years. The Massachusetts restructuring legislation also expanded the eligibility for certain rate discount programs, the cost of which is uncertain at this time. From 1998 through 2000, Mass. Electric's return on equity will be subject to a floor of 6 percent and a ceiling of 11 percent. Earnings over the ceiling will be shared equally between customers and shareholders up to a maximum of 12.5 percent. This sharing results in an effective cap on Mass. Electric's return on equity of 11.75 percent, excluding certain limited incentive opportunities. To the extent that earnings fall below the floor, Mass. Electric will be authorized to surcharge customers for the shortfall. The statute also imposes an inflation cap through March 1, 2005 on the total rates for customers who have not chosen a power supplier. If this inflation cap is triggered, under the Massachusetts Settlement the recovery of stranded investment costs would be deferred. This inflation cap does not apply to any surcharge triggered by the rate of return floor.

    The Massachusetts Settlement also eliminated Mass. Electric's purchased power cost adjustment (PPCA) mechanism as of July 31, 1996. This mechanism allowed Mass. Electric to recover purchased power rate changes from NEP and the effects of NEP's seasonal rates. The Massachusetts Settlement required that Mass. Electric's net $18 million PPCA refund liability balance at July 31, 1996 be transferred on its books to establish a storm contingency fund account of $3 million initially, with the remainder applied to reduce regulatory assets for hazardous waste costs.

    Historically, Mass. Electric's rates were periodically adjusted by rate cases, including:

    1995 - The MDPU approved a $31 million increase to base rates, effective October 1, 1995.

    1993  - The MDPU approved the following:

               - an 11-month, $26 million general rate decrease
                 effective December 1, 1993;

               - recognition of $35 million of unbilled revenues
                 as of September 30, 1993, amortized into income over a 13-month period, ended December 1994; and

               - rate discounts for large commercial and industrial customers who agreed to give a five-year notice to Mass. Electric before they chose to purchase power from another supplier (Service Extension Discounts). These Service Extension Discounts ended effective March 1, 1998.

    The rates of Mass. Electric in 1997 contained fuel adjustment clauses that allowed the rates to be adjusted to reflect changes in the cost of fuel. Mass. Electric's fuel clause will terminate during the first quarter of 1998, subject to a final reconciliation and refund or surcharge of any excess or deficiency in fuel cost recovery.

Narragansett

    Description of Business

    Narragansett provides approximately 330,000 customers with electric delivery service. Its service territory, which includes urban, suburban, and rural areas, covers about 839 square miles or 80 percent of the area of Rhode Island, and encompasses 27 cities and towns including the cities of Providence, East Providence, Cranston, and Warwick. The population of the area is about 725,000 (1990 Census) which represents about 72 percent of the total population of the state. The economy of the territory is diversified. Principal industries served by Narragansett produce fabricated metal products, electrical and industrial machinery, transportation equipment, textiles, silverware, and chemical products. In addition, a broad range of professional, banking, medical, and educational institutions is served. During 1997, 43 percent of Narragansett's revenue from the sale of electricity was derived from residential customers, 41 percent from commercial customers, 14 percent from industrial customers, and 2 percent from others. In 1997, the 20 largest customers of Narragansett accounted for approximately 9 percent of its electric revenue. In 1996, legislation was enacted in the state of Rhode Island which provided certain customers with choice of supplier on July 1, 1997, with the balance of customers gaining such choice on January 1, 1998 (see INDUSTRY RESTRUCTURING, page 3).

    Rates

    Rate schedules applicable to electric services rendered by Narragansett are on file with the RIPUC and the Rhode Island
Division of Public Utilities and Carriers.

    Under the Rhode Island statute, Narragansett increased distribution rates by approximately $11 million in January 1997 and another $7 million in January 1998. The statute also provides that Narragansett may request increased distribution rates which would take effect no earlier than 1999.

    Effective January 1998, the RIPUC approved a $3.1 million decrease in rates for Narragansett, reflecting a corresponding decrease in expense associated with postretirement benefits other than pensions (PBOPs). The RIPUC also approved a refund of approximately $800,000 resulting from a past overcollection of PBOP costs. This refund obligation was reflected on Narragansett's books at December 31, 1997.

    Historically, Narragansett's rates were periodically adjusted by rate cases, including:

    1995 - The RIPUC approved a $15 million base rate increase, effective December 1, 1995, and $3 million in new discounts for manufacturing customers, which ended in 1997.

         - The FERC approved a rate agreement increasing credits received from NEP to approximately $50 million for ownership and operating costs related to Narragansett's 10 percent investment in the Manchester Street plant, which went back into service in 1995, as well as Narragansett's costs associated with its integrated transmission facilities.

    1994 - The RIPUC approved a rate agreement that provided for the recognition of $14 million of unbilled revenues over a 21-month period, which ended December 1995, and provided for rate discounts for large commercial and industrial customers who agreed to give a five-year notice to Narragansett before they chose to purchase power from another supplier (Service Extension Discounts). These Service Extension Discounts ended effective January 1, 1998.

    1993 - The RIPUC approved a $1.5 million rate increase as part of the three-year phase-in of Narragansett's PBOP cost recovery. Similar increases took effect in January 1994 and 1995.

    The rates of Narragansett in 1997 contained fuel adjustment clauses that allowed the rates to be adjusted to reflect changes in the cost of fuel. Narragansett's fuel clause terminated at the end of 1997, subject to a final reconciliation.

    A 1986 Rhode Island Supreme Court decision held that the RIPUC's rate-making power includes the authority to order refunds of amounts earned in excess of an allowed return. As a result of the decision, the RIPUC monitors Narragansett's earnings on a regular basis.

Granite State

    Description of Business

    Granite State provides approximately 36,000 customers in 21 New Hampshire communities with electric delivery service in the State of New Hampshire in an area having a population of about 73,000 (1990 Census), including the Salem area of Southern New Hampshire as well as several communities located along the Connecticut River, primarily in the Lebanon and Walpole areas. During 1997, 48 percent of Granite State's revenue from the sale of electricity was derived from commercial customers, 38 percent from residential customers, 13 percent from industrial customers, and 1 percent from others. In 1997, the 10 largest customers of Granite State accounted for about 19 percent of its electric revenue. Granite State is not subject to the reporting requirements of the Securities Exchange Act of 1934, and its financial impact on the System is small. Information on Granite State is provided herein solely for the purpose of furnishing a more complete description of System operations. In February 1998, Granite State and its generation and transmission affiliate, NEP, reached a settlement agreement with the Governor's office of the State of New Hampshire and a number of other interested parties. This settlement agreement provides for a distribution rate surcharge for storm costs and pilot program costs. This settlement is subject to federal and state regulatory approval. If approved, the settlement provides for choice of power supplier by New Hampshire customers no later than July 1, 1998 (see INDUSTRY RESTRUCTURING, page 3).

    Rates

    The rates of Granite State in 1997 contained fuel adjustment clauses that allowed the rates to be adjusted to reflect changes in the cost of fuel. Fuel costs billed by Granite State are estimated on a semi-annual basis. Billings are adjusted in the subsequent period for any excess or deficiency in fuel cost recovery.

Nantucket

    Description of Business

    In March 1996, NEES acquired Nantucket for $3.5 million. Nantucket provides electric delivery service to approximately 10,000 customers on Nantucket Island which has a year-round population of approximately 6,000 (1990 Census) and a seasonal tourist population which peaks at approximately 40,000 during the summer. Nantucket's service area covers the entire island. In November 1997, legislation was enacted in The Commonwealth of Massachusetts which provided Nantucket's customers with choice of power supplier beginning on March 1, 1998 (see INDUSTRY RESTRUCTURING, page 3). During 1997, 61 percent of Nantucket's revenue from the sale of electricity was derived from residential customers, 37 percent from commercial customers, and 2 percent from others. During 1996, a 26-mile-long submarine cable connecting Nantucket Island with the transmission system on the mainland was constructed. Nantucket is not subject to the reporting requirements of the Securities Exchange Act of 1934, and its financial impact on the System is small. Information on Nantucket is provided herein solely for the purpose of furnishing a more complete description of System operations.

Recovery of Demand-Side Management Expenditures

    The Electricity Delivery Companies offer conservation and load management programs, usually referred to in the industry as Demand-Side Management (DSM) programs, which are designed to help customers use electricity efficiently, as a part of meeting the NEES companies' regulatory requirements and customers' needs for energy services.

    The Electricity Delivery Companies regularly file their DSM programs with their respective regulatory agencies and have received approval to recover DSM program expenditures in rates on a current basis through 1997. Mass. Electric's expenditures were $53 million, $48 million, and $51 million in 1995, 1996, and 1997, respectively. Narragansett's expenditures were $9 million, $10 million, and $10 million, in 1995, 1996, and 1997, respectively. Narragansett and Granite State have received approvals from their respective state regulatory agencies to recover substantially all of their 1998 DSM program expenditures. The Massachusetts Settlement and statute provide for recovery of DSM-related costs. Mass. Electric and Nantucket have filed DSM program expenditure recovery plans with the MDTE for the period 1998 through 2002 and have received interim MDTE approval, subject to further MDTE review and modification based on comments by the Massachusetts Division of Energy Resources (DOER) and other parties. Mass. Electric and Nantucket subsequently filed a comprehensive Offer of Settlement with the MDTE resolving all issues raised by the DOER and other settling parties relating to Mass. Electric and Nantucket's DSM program for the period 1998 to 2002. Since 1990, the Electricity Delivery Companies have been allowed to earn incentives based on the results of their DSM programs. The Electricity Delivery Companies must be able to demonstrate the electricity savings produced by their DSM programs to their respective state regulatory agencies before incentives are recorded. Mass. Electric recorded $5.1 million, $5.7 million, and $7.0 million of before-tax incentives in 1995, 1996, and 1997, respectively. Narragansett recorded $0.5 million, $0.2 million, and $0.3 million of before-tax incentives in 1995, 1996, and 1997, respectively.


               TRANSMISSION AND GENERATION BUSINESS

NEP

    Description of Business

    NEP's business has been principally generating, purchasing, transmitting, and selling electric energy in wholesale quantities.

In 1997, 91 percent of NEP's all-requirement revenue from the sale of electricity was derived from sales for resale to affiliated companies and 9 percent from sales for resale to municipal and other utilities. NEP was the wholesale supplier of the electric energy requirements of the Electricity Delivery Companies under contracts that required seven years' notice of termination. NEP's contracts with Mass. Electric, Nantucket, and Narragansett have been amended. Mass. Electric and Nantucket conducted a competitive solicitation among power suppliers in February 1998. No other supplier bid to supply power to these companies. Narragansett will conduct a similar competitive solicitation in April 1998. If bids are received in response to this solicitation, Narragansett may begin to purchase its electric energy requirements from other suppliers. NEP retains the backstop obligation to supply the electric energy requirements of Mass. Electric, Nantucket, and Narragansett for retail customers eligible to continue to buy electricity from their electricity delivery company at regulated prices, so-called "standard offer service." Upon the completion of the sale of NEP's nonnuclear generating business to USGen, USGen will have the backstop obligation. Narragansett receives credits against its purchases of power from NEP for the cost of generation from its Providence units, which are functionally integrated with NEP's facilities to achieve maximum economy and reliability. Discussions of NEP's generating properties, load growth, energy mix, and fuel supplies include the related properties of Narragansett. (For a discussion of electric utility operations in a more competitive environment, see INDUSTRY RESTRUCTURING, page 3, and for a discussion of the sale of NEP's nonnuclear generating business, see Divestiture of Generating Business, page 7.) In addition to NEP's nonnuclear and nuclear generation, it is involved in the transmission of electricity and owns a system of transmission lines and substations (see Map - Electric Utility Properties, page 25). As discussed above, NEP has agreed to sell its nonnuclear generating business and to attempt to sell the nuclear assets. NEP will retain its transmission business.

    Rates

    Since January 1995, NEP has collected the majority of its generation and transmission revenues pursuant to the rates under Tariff No. 1 established in the FERC approved W-95 settlement agreement, including the revenues from the Electricity Delivery Companies. Under Tariff No. 1, NEP is obligated to sell to its customers, and its customers are obligated to purchase from NEP, the requirements of its retail service territory, and they may only terminate those mutual obligations upon seven years' notice. In addition, NEP established an open access transmission Tariff No. 9 applicable to non-Tariff No. 1 customers in July 1996.

    As customers of NEP and the Electricity Delivery Companies become eligible to chose their own power supplier in accordance with industry restructuring, it is necessary to amend Tariff No. 1. The settlement agreements between NEP and the Electricity Delivery Companies include an amendment to the Tariff No. 1 service agreement which reforms the contractual relationship to allow for the early termination of the Electricity Delivery Companies' obligation to purchase wholesale all-requirements service from NEP, in consideration for the payment of the contract termination charge. The Electricity Delivery Companies will recover the contract termination charge through a transition access charge. (see INDUSTRY RESTRUCTURING, page 3) NEP has also reached a similar agreement with an unaffiliated wholesale customer. These agreements amend the provisions of Tariff No. 1 and allow for the provision of unbundled service by NEP.

    NEP's unbundled rates going forward will consist of the contract termination charge, transmission charges, standard offer charges where applicable, and market revenues where applicable.
The contract termination charge initially equals 2.8 cents per kilowatthour. The MDTE has approved a reduction of the initial contract termination charge to 2.7 cents per kWh for Mass. Electric and Nantucket, effective March 1, 1998. NEP's filing with the FERC to approve this reduction is pending. Upon divestiture, the contract termination charge declines to approximately 1.5 cents per kWh (see INDUSTRY RESTRUCTURING, page 3). The transmission rate pursuant to the open access Tariff No. 9 is a formula rate which recovers NEP's actual costs plus a return on actual capital investment and will equal approximately 0.4 cents per kWh. The standard offer revenues will equal 3.2 cents per kWh in 1998 and escalate in the years thereafter and are recovered by NEP until the completion of the divestiture. Revenues from sale in the marketplace will vary. The settlement agreements also provide for recovery of lost revenue due to differences between what NEP would have collected under Tariff No. 1 and what it actually collects under the unbundled tariffs for the time period between the time customers can choose their electricity supplier and divestiture of NEP's nonnuclear generating business.

    The electric utility business of NEP and the Electricity Delivery Companies (except Nantucket) is not highly seasonal. For NEP and the Electricity Delivery Companies, industrial customers are broadly distributed among standardized industrial classifications. No single industrial classification exceeds 3 percent of operating revenue, and no single customer of the System contributes more than 1 percent of operating revenue.


                       UNREGULATED BUSINESS

    AllEnergy's principal purpose is to sell energy and provide a range of energy-related services, including but not limited to, marketing, brokering and sales of energy, audits, fuel supply, repair, maintenance, construction, operation, design, engineering, and consulting, to customers in the competitive market in New England and New York. In December 1997, AllEnergy became a wholly-owned indirect subsidiary of NEES when Eastern Enterprises' 50 percent interest in the joint venture was purchased by NEES.

    NEESCom was established in August 1996 to allow the NEES companies to participate in the growing telecommunications industry. This subsidiary (an exempt telecommunications company) is not regulated under the Public Utility Holding Company Act of 1935 and has a license from the Federal Communications Commission. It will focus on the fiber optics, cable, and infrastructure sectors of the telecommunications industry.

    NEES Global is a wholly-owned nonutility subsidiary of NEES.
Its principal purpose is to provide consulting and independent project development services for transmission projects.
Secondarily, NEES Global also provides consulting services to unaffiliated utilities in the areas of electric industry restructuring and customer choice.

    NEES and the NEES companies have from time to time considered, and expect to consider in the future, various strategies designed to enhance NEES' competitive position and to increase its ability to anticipate and adapt to changes in the electric utility industry. These strategies may include business combinations with other companies, internal restructurings, acquisitions or dispositions of assets or lines of business, and changes to franchised service territories. NEES and the NEES companies may from time to time engage in discussions, either internally or with third parties, regarding one or more of these potential strategies. Those discussions may be subject to confidentiality agreements, and NEES' policy is generally not to comment on such activities. No assurances can be given that any potential transaction of the type described above may actually occur, or, if one does occur, the ultimate effect thereof on NEES' or any NEES company's results of operations, financial condition or competitive position. See Divestiture of Generating Business, page 7.

                        OPERATING REVENUES

    The following is the detail of consolidated kWh sales and deliveries, revenue from sales of electricity by the System, and System operating income for the last three years.

               Sales and Deliveries of Electricity
                      (in thousands of kWh)
               ------------------------------------

Classification       1997           1996           1995
--------------       ----           ----           ----
Residential                 7,992,677       7,993,375       7,837,527
Commercial                  8,731,976       8,559,082       8,378,580
Industrial                  4,928,622       4,892,524       4,952,217
Other                         134,499         137,378         142,848
                           ----------      ----------      ----------
Total Sales
  to Ultimate
  Customers                21,787,774      21,582,359      21,311,172
Sales for
  Resale                    4,034,345       3,611,643       1,592,577
                           ----------      ----------      ----------
    Total Sales            25,822,119      25,194,002      22,903,749

Deliveries                    334,780         101,402
                           ----------      ----------      ----------
    Total Sales
    and Deliveries         26,156,899      25,295,404      22,903,749
                           ==========      ==========      ==========

                                     Revenues from Sales of Electricity
                    (in thousands of dollars)
                ----------------------------------

Classification       1997           1996           1995
--------------       ----           ----           ----

Residential                  $877,447     $   849,070      $  841,433
Commercial                    840,671         792,380         773,138
Industrial                    403,868         383,659         393,174
Other                          28,040          26,902          25,836
                           ----------      ----------      ----------
Total Sales to
  Ultimate
  Customers                 2,150,026       2,052,011       2,033,581
Amortization
 of Unbilled
 Revenues                                                       8,209
Sales for Resale              149,339         140,110          79,452
                           ----------      ----------      ----------
   Total                    2,299,365       2,192,121       2,121,242

Other Operating
  Revenue                     203,226         158,577         150,470
                           ----------      ----------      ----------
  Total Operating
    Revenue                $2,502,591      $2,350,698      $2,271,712
                           ==========      ==========      ==========
Operating Income           $  366,861      $  348,118      $  323,428
                           ==========      ==========      ==========

    Operating revenue increased in 1997 and reflects higher kWh deliveries, rate increases, increased revenues related to rate adjustment mechanisms, and increased fuel revenues.

    In 1997, kWh deliveries to ultimate customers increased 2.0 percent, reflecting the effects of an improving regional economy.

    In 1997, 73 percent of the System's electric utility revenues was attributable to NEP, whose rates are subject to regulation by the FERC. The rates of Mass. Electric and Nantucket, Narragansett, and Granite State are subject to the respective jurisdictions of the state regulatory commissions in Massachusetts, Rhode Island, and New Hampshire. For a discussion of 1998 rates, see ELECTRICITY DELIVERY COMPANIES, page 9 and TRANSMISSION AND GENERATION BUSINESS, page 14.


                   ELECTRIC UTILITY PROPERTIES

Transmission, Distribution, and Generation Properties

    The electric utility properties of the System companies consist of NEP's and Narragansett's fossil-fuel base load and intermediate load steam and combined cycle generating units, conventional and pumped storage hydroelectric stations, internal combustion peaking units, and portions of fossil fuel and nuclear generating units.
On August 5, 1997, NEP and Narragansett entered into an agreement to sell their nonnuclear generating assets. See Divestiture of Generating Business, page 7. NEP also plans to seek offers to sell its nuclear generating business. The properties of the System also include the ownership interests of NEET, Mass. Hydro, and N.H. Hydro in the Hydro-Quebec Interconnection, and an integrated system of transmission lines, substations, and distribution facilities. See Map - Electric Utility Properties, page 25.

    NEP's integrated system consists of 2,266 circuit miles of transmission lines, 118 substations with an aggregate capacity of 15,697,624 kVA, and 7 pole or conduit miles of distribution lines. The properties of Mass. Electric and Narragansett include substations and distribution and transmission lines, which are interconnected with transmission and other facilities of NEP. At December 31, 1997, Mass. Electric owned 253 substations, which had an aggregate capacity of 2,984,429 kVA, 148,718 line transformers with the capacity of 8,398,146 kVA, and 16,919 pole or conduit miles of distribution lines. Mass. Electric also owns 83 circuit miles of transmission lines. At December 31, 1997, Narragansett owned 243 substations, which had an aggregate capacity of 3,055,065 kVA, 48,653 line transformers with the capacity of 2,102,894 kVA, and 4,553 pole or conduit miles of distribution lines. Narragansett, in addition, owns 326 circuit miles of transmission lines.

    Substantially all of the properties and franchises of Mass. Electric, Narragansett, and NEP are subject to the liens of indentures under which mortgage bonds have been issued. NEP's bond indenture restricts the sale of the trust property in its entirety or substantially in its entirety. In order to meet the terms of NEP's mortgage indenture, NEP will be required, prior to the consummation of the sale of its nonnuclear generating business, to either defease or call approximately $278 million of its mortgage bonds (see Divestiture of Generating Business, page 7). For details of the mortgage liens on these properties, see the long-term debt note in Notes to Financial Statements in each of these companies' respective 1997 annual reports. The properties of NEET are subject to a mortgage under its financing arrangements.

    The net capability at December 31, 1997, and the net generation for the twelve months ended December 31, 1997, from all sources were as follows:

                              Year(s)
                              Placed      Energy       Net          Net
    Source        Location   In-Service   Source    Capability   Generation
    ------        --------   ----------   ------    ----------  -------------
Fossil Fuel Units                                      (MW)     (000's of MWh)
 Brayton Point
  Station
   Units 1,2 & 3            Somerset,    1963-1969         Coal-Oil-Gas(a)      1,135     8,383
    Unit 4       Mass.          1974    Oil-Gas              446        543


 Salem Harbor
  Station
   Units 1,2 & 3            Salem,       1952-1958         Coal-Oil(a)            314     2,188
   Unit 4        Mass.          1972    Oil                  400      1,718

 Manchester St.  Prov.,         1995    Gas-Oil              495      3,553
   Station(b)    R.I.

 Other System    Me., Mass.  1963-1978  Oil                   93         90
   Units(c)

Hydroelectric Units(d)

 Conventional    Mass.,N.H.  1909-1987  Water                576      1,487
                  & Vt.

 Pumped Storage
   Bear Swamp    Rowe, Mass.                1974           Water        585      (154)

Other(e)             -            -       -                  927      4,523
                                                           -----     ------
 Subtotal                                                  4,971     22,331

Nuclear Units(f)

 Vermont Yankee  Vt.            1972    Nuclear               95        767

 Millstone 3     Waterford,     1986    Nuclear                0          0
                 Conn.

 Seabrook 1      Seabrook,      1990    Nuclear              116        791
                 N.H.
                                                           -----     ------
 Subtotal                                                    211      1,558
                                                           -----      -----
 Total                                                     5,182     23,889
                                                           =====     ======

(a) These units currently burn coal, but are also capable of burning oil. In addition Brayton Point Units 1, 2, and 3 are capable of limited co-firing of natural gas.

(b) In 1995, NEES subsidiaries completed the approximately 500 MW repowering of Manchester Street Station in Providence, Rhode
    Island. Total costs for the generating station were approximately $440 million, including allowance for funds used during construction (AFDC).

(c) Includes (i) an interest in a jointly owned oil-fired unit in Yarmouth, Maine, and (ii) diesel units at various locations.

(d) See Hydroelectric Project Licensing, page 34.

(e) Capability includes contracted purchases (1,095 MW) less contract sales (168 MW). Net generation includes the effects of the above contracted purchases and economy interchanges through the New England Power Exchange (including a 115 MW capacity credit associated with purchases from Hydro-Quebec and purchases from nonutility generation). For further information see Nonutility Power Producer Information, page 33.

(f) See Nuclear Units, page 26.

    NEP, Narragansett, and AllEnergy are members of the New England
Power Pool (NEPOOL).   Mass. Electric, Nantucket, and Granite State
participate in NEPOOL through NEP. The NEPOOL Agreement provides for coordination of the planning and operation of the generation and transmission facilities of its members. The NEPOOL Agreement incorporates generating capacity reserve obligations, provisions regarding the use of major transmission lines, and provisions for payment for facilities usage. The NEPOOL Agreement further provides for New England-wide central dispatch of generation by the Independent System Operator (ISO). Through NEPOOL, operating and capital economies are achieved and reserves are established on a region-wide rather than an individual company basis.

    At the end of 1996, NEPOOL filed with the FERC a comprehensive proposal to restructure NEPOOL. The main elements of the proposal include: (1) the establishment of a regional transmission tariff that will ensure open, nondiscriminatory access to the regional transmission network; (2) the development of wholesale competitive markets and a power exchange for capacity, energy and several ancillary services with market-based pricing for these products and services; (3) a new governance structure for NEPOOL that will allow for more flexible and representative governance; and (4) the creation of a new institution, the ISO, that will operate the bulk power system and administer the regional tariff and power exchange. Since the initial filing, the FERC has conditionally accepted a number of NEPOOL's proposals including the Regional Open Access Tariff, the ISO, and the NEPOOL governance restructuring. NEPOOL is awaiting a final order on its market proposal. The NEES companies support the NEPOOL restructuring proposal because they believe it will facilitate the development of robust competition in the wholesale electricity markets in New England and facilitate retail access. A number of parties intervened in the proceeding.

    The 1997 NEPOOL peak demand of 20,569 MW occurred on July 14,
1997. This was a new all-time NEPOOL peak demand which surpassed the previous all time NEPOOL peak demand of 20,519 MW set on July
21, 1994.

    The 1997 summer peak for the System of 4,326 MW occurred on July 17, 1997. The previous all-time peak load of 4,385 MW occurred on July 21, 1994. The 1997-1998 winter peak of 3,901 MW occurred on December 15, 1997.

    NEPOOL currently projects a capacity shortfall of approximately 500 MW from long-range planning criteria for the summer of 1998, assuming normal summer weather. This projection further assumes that the three Millstone nuclear units will be unavailable during the summer. Extensive or extended hot weather or losses of other major generating units or transmission ties could further strain the System. NEPOOL participants are working to mitigate any capacity shortages and prevent disruptions in electric service this summer. A new spot market for capacity, which is expected to become effective on April 1, 1998, may create sufficient economic incentives for the NEPOOL participants to meet the increased capacity requirements in the aggregate. NEPOOL participants will coordinate with adjacent control areas to arrange for import power and will make use of voluntary interruptible load options to meet the projected capacity shortfall.

    Interconnection with Quebec

    NEET, Mass. Hydro, and N.H. Hydro own and operate, on behalf of NEPOOL participants in the project, a 450 kV direct current transmission line and related terminals to interconnect the New England and Quebec transmission systems (the Interconnection). The transfer capability of the Interconnection is currently rated at 1,800 MW. Operating limits implemented by adjacent Power Pools covering New York, New Jersey, Pennsylvania, and Maryland often restrict the effective transfer capability to levels of 1,200 MW to 1,400 MW. Participants in the Interconnection purchase from and sell energy to Hydro-Quebec pursuant to several agreements. The principal agreement calls for New England Utilities (NEUs) to purchase 7 billion kWh of energy each year for ten years (the Firm Energy Contract). Purchases under the Firm Energy Contract totaled over 5.5 billion kWh in 1997. Net energy deliveries from Hydro-Quebec over the Interconnection totaled more than 7.3 billion kWh in 1997. These additional deliveries reflect the use of the Interconnection by participants to conduct independent transactions with Hydro-Quebec on a regular basis.

    The Interconnection has two phases. NEP's participation in both is approximately 18 percent. NEP and the other participants have entered into support agreements that end in 2020, to pay monthly their proportionate share of the total cost of constructing, owning, and operating the transmission facilities. NEP accounts for these support agreements as capital leases and accordingly recorded approximately $65 million in utility plant at December 31, 1997. Under the support agreements, NEP has agreed to guarantee its share of debt financing for the second phase. At December 31, 1997, NEP had guaranteed approximately $25 million of project debt. In the event any Interconnection facilities are abandoned for any reason, each participant is contractually committed to pay its pro-rata share of the net investment in the abandoned facilities. NEP's rights and obligations under its support agreements will be transferred to USGen upon completion of the sale of NEP's nonnuclear generating business (see Divestiture of Generating Business, page 7).

    For information regarding a dispute between the NEUs and Hydro-Quebec regarding their Firm Energy Contract, see Item 3 herein.








                Map - Electric Utility Properties


    (Displays electric utility properties of NEES subsidiaries)

Nuclear Units

    General

    NEP is a stockholder of Yankee Atomic Electric Company (Yankee Atomic), Vermont Yankee Nuclear Power Corporation (Vermont Yankee), Maine Yankee Atomic Power Company (Maine Yankee), and Connecticut Yankee Atomic Power Company (Connecticut Yankee). Each of these companies (collectively referred to as the Yankee Companies) owns a single nuclear generating unit. NEP purchases the output of the Vermont Yankee nuclear electric generating plant in the same percentage as its stock ownership, less small entitlements taken by municipal utilities. Yankee Atomic, Connecticut Yankee, and Maine Yankee have permanently ceased operations. NEP has power contracts with each Yankee Company that require NEP to pay an amount equal to its share of total fixed and operating costs (including decommissioning costs) of the plant plus a return on equity.

    The stockholders of three Yankee Companies (Vermont Yankee, Maine Yankee, and Connecticut Yankee) have agreed, subject to regulatory approval, to provide capital requirements in the same proportion as their ownership percentages of the particular Yankee Company.

    In addition, NEP is a joint owner of the Millstone 3 nuclear generating unit in Connecticut and the Seabrook 1 nuclear generating unit in New Hampshire. Millstone 3 and Seabrook 1 are operated by subsidiaries of Northeast Utilities. The Millstone 3 unit is currently shut down. NEP pays its proportionate share of costs and receives its proportionate share of output from Vermont Yankee, Millstone 3, and Seabrook 1. Listed below is information on each operating nuclear plant in which NEP has an ownership interest.

    Operating Nuclear Units

                                                NEP's Share of
                              NEP's                Net Plant
                            Ownership               Assets
          Unit             Interest (%)       ($ in millions)
          ----             ------------       ---------------
     Vermont Yankee                        20                  35
     Millstone 3                           12                 366
     Seabrook 1                            10                  54


    Nuclear Units Permanently Shut Down

    Three of the four regional nuclear generating companies in which NEP has a minority interest own nuclear generating units which have been permanently shut down. These three units are as follows:

                   NEP's Investment           Future Estimated
                 -------------------             Date    Billings to NEP
    Unit           %  $(millions)   Retired      $(millions)
    ----          --- -----------             ------------   ----------------
Yankee Atomic     30      7      February 1992      44
Connecticut Yankee       15      17                December 1996   92
Maine Yankee      20     16      August 1997       164


    Operating Nuclear Plants - Decommissioning Estimates

                              NEP's share of
                              ($ in millions)
                      --------------------------------
                         Estimated     Decommissioning
                      Decommissioning        Fund
                           Costs         Balances (1)   License
       Unit             (in 1997 $)       (12/31/97)   Expiration
       ----           ---------------  --------------- ----------

  Vermont Yankee                      $77              $34     2012
  Millstone 3                         $66              $18     2025
  Seabrook 1 (2)                      $47              $ 9     2026

  (1) Certain additional amounts are anticipated to be available through tax deductions.

  (2) Proposed legislation in New Hampshire would make owners of Seabrook 1 proportional guarantors for decommissioning costs in the event that an owner without a franchise service territory fails to fund its share of decommissioning costs.


    For a discussion of NEP's investment in both operating and retired nuclear units, the Millstone 3 unit, nuclear decommissioning costs and nuclear insurance issues, see pages 35 to 38 of the 1997 NEES Annual Report.

    High-Level Waste Disposal

    The Nuclear Waste Policy Act of 1982 provides a framework and timetable for selection of sites for repositories of high-level radioactive waste (spent nuclear fuel) from United States nuclear plants. The U.S. Department of Energy (DOE) has entered into contracts with the Yankee Companies, the Millstone 3 joint owners, and the Seabrook 1 joint owners for acceptance of title to, and transportation and storage of, this waste. Under these contracts, each operating unit will pay fees to the DOE to cover the development and creation of waste repositories. Fees for fuel burned since April 1983 have been collected by the DOE on an ongoing basis at the rate of one tenth of a cent per kWh of net generation. Fees for generation up through April 1983 were determined by the DOE as follows: $13.2 million for Yankee Atomic, $48.7 million for Connecticut Yankee, $50.4 million for Maine Yankee, and $39.3 million for Vermont Yankee. Neither Millstone 3 nor Seabrook 1 has been assessed any fees for fuel burned through April 1983 because they did not enter commercial operation until 1986 and 1990, respectively.

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

    Prior to such time that the DOE takes delivery of a plant's spent nuclear fuel, it is stored on site in spent fuel pools. Millstone 3, Seabrook 1, and Vermont Yankee are in the process of reconfiguring their spent fuel pools to allow for additional storage capability. Upon successful completion of the reconfiguring, Millstone 3 will have sufficient spent fuel pool capacity to support plant operation through the expiration of their respective current Nuclear Regulatory Commission (NRC) license. Seabrook 1's licensed storage capacity will allow a full core discharge until 2011. Vermont Yankee will be able to maintain a full core discharge capability until 2004. Yankee Atomic, Connecticut Yankee and Maine Yankee all have adequate on-site storage capacity for all their spent fuel.

    Federal legislation enacted in 1987 directed the DOE to proceed with the studies necessary to develop and operate a permanent high-level waste disposal site at Yucca Mountain, Nevada. There is local opposition to development of this site. Although originally scheduled to open in 1998, the DOE currently estimates that the permanent disposal site is not expected to open before 2015. Currently there is legislation before Congress that would create an interim spent fuel storage site to be used until the Yucca Mountain permanent storage site becomes available. Separate bills passed the Senate and House in 1997 and are awaiting action by a joint House-Senate conference committee. Although the measures had strong bipartisan support in both chambers, their future is uncertain due to the threat of a Presidential veto.

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

     In January 1997, 36 utilities and 33 states filed lawsuits against the DOE in the U.S. Court of Appeals for the District of Columbia Circuit. The plaintiffs sought to suspend payments to the Nuclear Waste Fund until DOE begins taking spent fuel. The payment would instead be made to special escrow accounts.

    The petitioners in the lawsuits requested that the court review the above decision in which the same court ruled that the January
31, 1998 contract date was binding and order DOE to prepare a plan to begin taking spent fuel by that date.

    In November 1997, the U.S. District Court of Appeals for the District of Columbia Circuit ruled that the lack of an interim storage facility does not excuse the DOE from meeting its contractual obligation to begin accepting spent nuclear fuel no later than January 31, 1998. The Court did not require the DOE to develop a plan for meeting the January 1998 deadline.

    The DOE did not begin accepting spent nuclear fuel by January
31, 1998.

    In February and March 1998, Yankee Atomic and Connecticut Yankee, respectively, filed separate suits in the United States Court of Federal Claims against the DOE for monetary damages for breach of contract arising from the DOE's refusal to accept nuclear fuel from the plants. Vermont Yankee, Maine Yankee, Millstone 3 and Seabrook 1 have joined with others in separate legal actions against the DOE.

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

    None of the states in which NEP holds an interest in a nuclear facility has met the statutory milestones toward developing disposal sites. Currently, two low-level waste disposal sites in the U.S. are accepting nonregional waste, Chem-Nuclear Systems, Inc.'s site in Barnwell, South Carolina and Envirocare of Utah, Inc's site in Clive, Utah. The Barnwell facility reopened its services to most nonregional generators on July 1, 1995 and is authorized to remain open until July 1, 2005. In 1996, the South Carolina Supreme Court upheld the constitutionality of the legislative action that reopened Barnwell to nonregional generators. Envirocare began accepting Class A low-level waste in 1995. Class A waste is the least contaminated of the three categories defining low-level waste. The Barnwell facility accepts all three categories of waste. Connecticut Yankee, Maine Yankee, Millstone 3, Seabrook 1, and Yankee Atomic are currently shipping low-level waste to these sites. Chem-Nuclear Systems, as operator of the Barnwell facility, is obligated to make certain payments to the State of South Carolina. Chem-Nuclear has indicated that projected revenues from its disposal activities at Barnwell are not likely to be sufficient to reimburse it for these payments, and is exploring alternatives to increase revenues from utilities disposing waste at Barnwell. NEP cannot predict what impact, if any, this situation will have on the continued availability of the Barnwell site.

    The States of Maine and Vermont have established a compact with Texas for the disposal of low-level waste in Hudspeth County, Texas. The compact agreement has been approved in all three states and is now before the U.S. Congress. In 1997, the House approved the compact agreement and it is under review by the Senate. If Congress approves, the site is expected to begin accepting waste during 1999. While Maine Yankee has been shipping its low-level waste off-site, Vermont Yankee has elected to store low-level waste on-site until that time, although a shipment was made to Barnwell in 1997. The compact relieves Maine and Vermont from having to site an in-state disposal facility. Connecticut, Massachusetts, and New Hampshire are still required to pursue local or regional low-level waste disposal facilities. However, Massachusetts suspended its search for a local disposal facility in 1996.

    Nuclear Fuel Supply

    The utilities responsible for the fuel supply for these operating nuclear units are not experiencing any difficulty in obtaining commitments for the supply of each element of the nuclear fuel cycle.

    Other Items

    Federal legislation requires emergency response plans, approved by federal authorities, for nuclear generating units. The Yankee
Companies, Seabrook 1, and Millstone 3 are not currently experiencing difficulty in maintaining approval of their emergency response plans.

    A Maine statute provides that if both Maine Yankee and its decommissioning trust fund have insufficient assets to pay for the plant decommissioning, the owners of Maine Yankee are jointly and severally liable for the shortfall. The definition of owner under the statute covers NEP and may cover companies affiliated with it. NEP and the Electricity Delivery Companies cannot determine, at this time, the constitutionality, applicability, or effect of this statute. If NEP or the Electricity Delivery Companies were required to make payments under this statute, they would assess their legal remedies at that time. In any event, NEP and the Electricity Delivery Companies would attempt to recover through rates any payments required. If any claim in excess of NEP's ownership share were enforced against a NEES company, that company would seek reimbursement from any other Maine Yankee stockholder which failed to pay its share of such costs.

Divestiture of Nonnuclear Generating Business

    On August 5, 1997, the NEES companies reached an agreement to sell their nonnuclear generating business to USGen. For more information, see INDUSTRY RESTRUCTURING, page 3.

Energy Mix

    The following table displays the contributions of various fuel sources and other generation to total net generation of electricity by NEP during the past three years, as well as an estimate for 1998:

                                 % of Net Generation
                            ------------------------------
                            Estimated         Actual
                            ---------   -------------------
                              1998      1997   1996    1995
                              ----      ----   ----    ----
     Coal                                 39               44          42             38
     Nuclear                               7                5          14             14
     Gas (1)                              28               29          24             22
     Oil                                   7                4           1             10
     Hydroelectric                         7                6           7              5
     Hydro-Quebec                          6                6           6              5
     Renewable Nonutility
       Generation (2)                      6                6           6              6
                               ---      ---     ---    ---
                                         100              100              100            100

     (1) Gas includes both utility and nonutility generation.
     (2) Waste to energy and hydro.

Fuel for Generation

     NEP burned the following amounts of coal, residual oil, and gas during the past three years:

                                           1997   1996  1995
                                           ----   ----  ----
 Coal (in millions of tons)                           4.1             3.8    3.4

 Oil (in millions of barrels)                         3.3             2.2    1.7

 Natural Gas (in billions of cubic feet)             31.1            28.6   16.2


    Coal Procurement Program

    Depending on coal-fired generating unit availability and the degree to which the units are dispatched, NEP's 1998 coal requirements should range between 3.8 and 4.2 million tons. NEP obtains its domestic coal under contracts of varying lengths and on a spot basis from domestic coal producers in Kentucky, West Virginia, and Virginia, and from mines in Colombia and Venezuela. Two different rail systems (CSX and Norfolk Southern) transport coal from domestic sources to loading ports on the east coast. NEP's coal is transported from east coast ports by ocean-going collier to Brayton Point and Salem Harbor. NEP has a term charter with International Shipholding Corporation for the S.S. Energy Enterprise, a self-unloading collier, which carries most of NEP's U.S. coal and a portion of foreign coal. NEP also charters other coal-carrying vessels for the balance of foreign coal, and presently has contracts of affreightment with Canada Steamship Lines, International and Marbulk Shipping Inc. As protection against interruptions in coal deliveries, NEP maintains average coal inventories at its generating stations of 25 to 50 days.

    To meet environmental requirements, NEP uses coal with a relatively low sulphur content. NEP's average price for coal burned, including transportation costs, was $42.25 per ton in 1995, $42.03 in 1996, and $42.39 in 1997. Based on a 42 gallon barrel of oil producing 6.3 million Btu's, these coal prices were equivalent to approximately $10.25 per barrel of oil in 1995, $10.20 in 1996, and $10.28 in 1997.

    Oil Procurement Program

    Depending on unit availability, dispatch, and the relationship of oil and gas prices, the System's 1998 oil requirements are expected to be approximately 3.0 to 4.5 million barrels. The System obtains its oil requirements through short-term contracts with oil suppliers and purchases on the spot market. The System currently has a total storage capacity for approximately
1.3 million barrels of residual and diesel fuel oil. The System's average cost of oil burned, calculated on a 6.3 million Btu per barrel basis, was $14.46 in 1995, $17.19 in 1996, and $16.60 in
1997.

    Natural Gas

    NEP has contracts with two Canadian natural gas suppliers for a total of 35 million cubic feet per day as well as a 7.5 million cubic feet per day liquified natural gas supply contract with a Massachusetts corporation. NEP has service agreements for firm transportation of natural gas with a number of pipeline companies. The agreements are sufficient to cover a total delivery to New England of an aggregate amount of approximately 127.5 million cubic feet per day. Service under the pipeline agreements and one of the supply contracts require minimum fixed payments. NEP's minimum fixed payments under all pipeline and supply agreements are currently estimated to be approximately $59 million to $62 million per year from 1998 to 2002. Remaining fixed payments from 2003 through 2014 total approximately $501 million. The amount of the fixed payments is subject to FERC regulation and will depend on FERC actions affecting the rates on each of the pipelines. In connection with managing its fuel supply, NEP uses a portion of this pipeline capacity to sell natural gas. Proceeds from sales of natural gas and pipeline capacity of $71 million, $50.2 million, and $41 million in 1995, 1996, and 1997, respectively, have been passed on to customers through NEP's fuel clause. These contracts will be assumed by USGen upon completion of the sale of the NEES companies' nonnuclear generating business to USGen (see Divestiture of Generating Business, page 7).

Oil and Gas Operations

    NEEI participated in a rate-regulated domestic oil and gas exploration, development, and production program through a partnership with a nonaffiliated oil company. Losses from this program, calculated under the full cost method of accounting, have been charged to NEP, and ultimately to distribution customers, in accordance with Securities and Exchange Commission (SEC) and FERC approvals. Such losses were $11 million, $22 million, and $44 million in 1997, 1996, and 1995, respectively. In February 1998, after a competitive bidding process, NEEI sold all of its remaining oil and gas properties held as of December 31, 1997 to Samedan Oil Corporation for $50 million. The loss on such disposition, approximately $120 million, before tax, has been charged to NEP. The settlements provide for the recovery of the NEEI loss as part of NEP's stranded costs. See INDUSTRY RESTRUCTURING, page 3, and Divestiture of Generating Business, page 7.

Nonutility Power Producer Information

    The System companies purchase a portion of the electricity generated by, or provide backup or standard service to, 140 small power producers, cogenerators, or independent power producers (a total of 5,286,228 MWh of purchases in 1997). As of December 31, 1997, these nonutility generation sources include 24 low-head hydroelectric plants, 49 wind or solar generators, 13 waste to energy facilities, 51 cogenerators, and 3 independent power producers. The total capacity of these sources is as follows:


    Source                            MW at 12/31/97
    ------                            --------------
    Hydro                                              37
    Waste to Energy                                   182
    Cogeneration                                      306
    Independent Power Producers                       393
                                                     ----
         Total                                        918

    These amounts include 758 MW of long-term capacity, 16 MW of short-term capacity, and 144 MW treated as load reductions and includes the Ocean State Power contracts discussed below. NEP's entitlements under these contracts are subject to a sale agreement with USGen. For information on the sale of the NEES companies' nonnuclear generating business including entitlements to power procured under long-term contracts, see Divestiture of Generating Business, page 7.

Hydroelectric Project Licensing

    NEP is the largest operator of conventional hydroelectric facilities in New England. NEP has entered into an agreement to sell its hydroelectric facilities to USGen (see Divestiture of Generating Business, page 7). All of NEP's hydroelectric projects are licensed by the FERC. These licenses expire periodically and the projects must be relicensed at that time. NEP's present licenses expire over a period from 2001 to 2020, excluding the Deerfield River Project discussed below. Upon expiration of a FERC license for a hydro project, the project may be taken over by the United States or licensed to the existing, or a new licensee. If the project were taken over, the existing licensee would receive an amount equal to the lesser of (i) fair value of the project or
(ii) original cost less depreciation and amounts held in amortization reserves, plus in either case severance damages. The net book value of NEP's hydroelectric plants in service was $237 million as of December 31, 1997.

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

    The license for the 84 MW Deerfield River Project expired at the end of 1993. NEP filed an application for a new license in 1991. NEP has signed, with 15 governmental agencies and nongovernmental organizations, a Settlement Agreement which embodies operational, environmental and recreational conditions acceptable to the parties. In 1996, FERC issued a final environmental impact statement which supports the Settlement Agreement. NEP has received water quality certifications from The Commonwealth of Massachusetts and the State of Vermont needed to complete the FERC relicensing processing. The Vermont certificate was appealed by an advocacy group; however, the appeal has subsequently been settled. On March 25, 1997, the FERC voted to issue NEP a new 40-year license for the project. NEP filed a Petition for Rehearing in May 1997. The FERC ruled on that Petition, in terms generally favorable to NEP.

    The next NEP project to require a new license will be the 369 MW Fifteen Mile Falls Project on the Connecticut River in New Hampshire and Vermont. This license expires in 2001. The formal process of preparing an application for a new license began in 1996 with the filing of a Letter of Intent to Relicense with the FERC. NEP has conducted relicensing studies and engaged in a cooperative settlement process with 17 stakeholder parties. That process culminated in a Settlement Agreement signed in August 1997, enabling NEP to participate in what will likely result in an alternative relicensing process which results in an Applicant Prepared Environmental Assessment filed with the relicense application. This alternative process will, NEP believes, result in a cost-effective and streamlined regulatory option before the FERC. NEP applied for this alternative process in March 1998. NEP must file its relicense application before July 31, 1999.

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

Ocean State Power

    Ocean State Power (OSP) and Ocean State Power II (OSP II) are general partnerships that own and operate a two unit gas-fired combined cycle electric power plant in Burrillville, Rhode Island. The two units have a combined winter net electrical capability of approximately 562 MW. Each unit's capacity and energy output is sold under 20-year unit power agreements to a group of New England utilities, including NEP, which has contracts for 48.5 percent of the output of each unit. NEP is required to make certain minimum fixed payments to cover capital and fixed operating costs of these units in amounts estimated to be $75 million per year.

    Resources is a general partner with a 20 percent interest in both OSP and OSP II and had an equity investment of approximately $35 million at December 31, 1997. Upon completion of the sale of the nonnuclear generating business, which includes Resources, to USGen in 1998, $29 million of Resources' debt will be retired (see Divestiture of Generating Business, page 7).


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

    For more information, see INDUSTRY RESTRUCTURING, page 3;
Mass. Electric, Narragansett, Granite State, and NEP Rates, pages
10 through 15; Nuclear Units, page 26; Fuel for Generation, page
31; Oil and Gas Operations, page 33; and Environmental
Requirements, page 36.

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

    Siting and Construction Activities for New Facilities

    All New England states require, in certain circumstances, regulatory approval for site selection or construction of major transmission facilities. Connecticut, Maine, Massachusetts, New Hampshire, and Rhode Island also have programs of coastal zone management that might restrict construction of electrical
facilities in, or potentially affecting, coastal areas.    The New
England states have environmental laws which require project proponents to prepare reports of the environmental impact of certain proposed actions for review by various agencies.

    Environmental Expenditures

    Total System capital expenditures for environmental protection facilities have been substantial. System capital expenditures for such facilities amounted to approximately $39 million in 1995, $9 million in 1996, and $7 million in 1997, including expenditures by NEP of $32 million, $3 million, and $5 million, respectively, for those years. The System estimates that capital expenditures for environmental protection facilities in 1998 and 1999 will not be material to the System.

    Hazardous Substances

    The electric utility industry typically utilizes and/or generates in its operations a range of potentially hazardous products and by-products. For more information regarding sites for which NEES and/or its subsidiaries have been named as potentially responsible parties, other sites, a settlement agreement covering rate recovery of certain remediation costs, and reserves, see pages 20 and 34 of the NEES 1997 Annual Report, Note D of the Notes to the Financial Statements of the NEP 1997 Annual Report, and Financial Review and Note D of the Notes to the Financial Statements of both the Mass. Electric 1997 Annual Report and the Narragansett 1997 Annual Report.

    Nuclear

    The NRC, along with other federal and state agencies, has extensive regulations pertaining to environmental aspects of nuclear reactors. Safety aspects of nuclear reactors, including design controls and inspection programs to mitigate any possibility of nuclear accidents and to reduce any damages therefrom, are also subject to NRC regulation. See Nuclear Units, page 26.

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

    All eight of NEP's thermal units will be subject to Phase 2 of the federal and state acid rain regulations that become effective in 2000. NEP believes that the SO2 controls already installed for Massachusetts requirements (which took effect in 1995) will satisfy the Phase 2 acid rain regulations.

    In 1995, the NEES companies and the DOE executed an accord pursuant to the Climate Challenge Program, a joint voluntary effort of the DOE and the electric utility industry. Under the accord, the NEES companies committed to reduce greenhouse gas emissions 20 percent below 1990 levels by 2000. Climate Challenge is a component of President Clinton's Climate Change Action Plan.

    In connection with the federal ozone emission requirements, state environmental agencies in The Ozone Transport Region have developed a second phase of NOx reduction regulations that were scheduled to be fully implemented by NEP in the summer of 1999.
For more information on NEP's planned divestiture of its nonnuclear generating business, see Divestiture of Generating Business, page 7.

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

    For information regarding NEP's water discharge permit for its Brayton Point power plant, see pages 19 to 20 of the NEES 1997
Annual Report.


                    CONSTRUCTION AND FINANCING

    Estimated construction expenditures (including nuclear fuel) for the System's electric utility companies are shown below for 1998 through 2000.

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


                                Estimated Construction Expenditures
                                -----------------------------------
                                  1998   1999    2000    Total
                                  ----   ----    ----    -----
                                    ($ in Millions - excluding AFDC)

NEP
---

Generation (1)(2)
 Nonnuclear                                  10              0             0             10
 Nuclear                                     10             10            10             30
Transmission                                 45             45            45            135
                                           ----           ----          ----           ----
  Total NEP                                  65             55            55            175
                                           ----           ----          ----           ----

Mass. Electric
--------------

Distribution                                 90             90            90            270

Narragansett
------------

Transmission                                  5              5             5             15
Distribution                                 30             25            25             80
                                           ----           ----          ----           ----
  Total Narragansett                         35             30            30             95
                                           ----           ----          ----           ----

Granite State
-------------

Distribution                                  3              4             4             11
                                           ----           ----          ----           ----

Nantucket
---------

Distribution                                  3              1             1              5
                                           ----           ----          ----           ----

Combined Total
--------------

Generation (1)(2)                            20             10            10             40
Transmission                                 50             50            50            150
Distribution                                126            120           120            366
                                           ----           ----          ----           ----
  Grand Total                               196            180           180            556
                                           ----           ----          ----           ----

(1)                                  Includes nuclear fuel.
(2)                                  For more information, see INDUSTRY RESTRUCTURING, page 3.

Financing

    All of NEP's construction expenditures during the period from 1998 to 2000 will be financed by internally generated funds. The proportion of the Electricity Delivery Companies' construction expenditures estimated to be financed by internally generated funds during the period from 1998 to 2000 is:

                      Mass. Electric              75%
                      Narragansett               100%
                      Granite State               75%
                      Nantucket                  100%

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

    The ability of NEP and the Electricity Delivery Companies to issue short-term debt is limited by regulatory restrictions. The following table summarizes the short-term debt limits at December 31, 1997, and the amount of outstanding short-term debt and lines of credit and standby bond facilities at such date.

                                      ($ millions)
                                             Lines of Credit/
                                             Standby Bond
                        Limit   Outstanding  Facilities
                        -----   -----------  ----------------
       NEP                        375        111           580
       Mass. Electric             150         35            65
       Narragansett               100         16            31
       Granite State               10          4             7
       Nantucket                    5                         .025          3

    NEES and certain subsidiaries, with regulatory approval, operate a money pool to more effectively utilize cash resources and to reduce outside short-term borrowings. Short-term borrowing needs are met first by available funds of the money pool participants. Borrowing companies pay interest at a rate designed to approximate the cost of outside short-term borrowings.
Companies which invest in the pool share the interest earned on a basis proportionate to their average monthly investment in the money pool. Funds may be withdrawn from or repaid to the pool at any time without prior notice. At December 31, 1997, NEP, Mass. Electric, Narragansett, and Granite State each had money pool borrowings of approximately $3 million, $5 million, $4 million, and $4 million, respectively.

    In order to issue additional long-term debt and preferred stock, NEP and the Electricity Delivery Companies, excluding Nantucket, must comply with earnings coverage requirements contained in their respective mortgages, note agreements, and preference provisions. The most restrictive of these provisions in each instance generally requires (1) for the issuance of additional mortgage bonds by NEP, Mass. Electric, and Narragansett, for purposes other than the refunding of certain outstanding mortgage bonds, a minimum earnings coverage (before income tax) of twice the pro forma annual interest charges on mortgage bonds, and (2) for the issuance of additional preferred stock by NEP, Mass. Electric, and Narragansett, minimum gross income coverage (after income tax) of one and one-half times pro forma annual interest charges and preferred stock dividends, in each case for a period of twelve consecutive calendar months within the fifteen calendar months immediately preceding the proposed new issue.

    The respective long-term debt and preferred stock coverages of NEP and the Electricity Delivery Companies, excluding Nantucket, under their respective mortgage indentures, note agreements, and preference provisions, are stated in the following table for the past three years:

                                                 Coverage
                                          -----------------------
                                          1997     1996    1995
                                          ----     ----    ----
NEP
---
 General and Refunding Mortgage Bonds      4.09    4.16     4.05
 Preferred Stock                           2.48    2.47     2.45

Mass. Electric
--------------
 First Mortgage Bonds                      5.09    3.25     2.82
 Preferred Stock                           2.89    1.93     1.71

Narragansett
------------
 First Mortgage Bonds                      3.98    3.22     3.10
 Preferred Stock                           2.61    2.04     2.01

Granite State
-------------
 Notes (1)                                 3.39    2.82     2.38

(1)   As defined under the most restrictive note agreement.


                     RESEARCH AND DEVELOPMENT

    Expenditures for the System's research and development activities totaled $7.5 million, $5.5 million, and $6.2 million in 1995, 1996, and 1997, respectively. Total expenditures are expected to be about $2.6 million in 1998.

    About 31 percent of these expenditures support the Electric Power Research Institute, which conducts research and development activities on behalf of its sponsors and provides the System with access to a wide range of relevant research results at minimum cost.

    The System also directly funds research projects of a more site-specific concern to the System and its customers. These projects include:

    - creating options to maintain electric service quality and reliability for customers at the lowest cost;

    - developing conservation, load control, and rate design measures that will help customers use electric energy more efficiently; and

    - developing, assessing, and demonstrating new technologies and fuels that will ensure economic, efficient and environmentally sound delivery of electric energy in the future.

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


    Richard P. Sergel - Age: 48 - Elected President and Chief
    Executive Officer in 1998 - Senior Vice President from 1996 to 1998 - Vice President from 1992 to 1995 -Chairman of Mass.
    Electric and Narragansett from 1993 to 1997.

    Alfred D. Houston - Age: 57 - Executive Vice President since 1994 - Senior Vice President from 1987 to 1994 - Chief Financial Officer from 1984 to 1998 - Elected Chairman of NEP in 1998 - Vice President of NEP from 1987 to 1994 - Vice President of Narragansett from 1976 to 1998 - Treasurer of Narragansett from 1977 to 1998.

    Cheryl A. LaFleur - Age: 43 - Elected Senior Vice President in 1998 - Vice President from 1995 to 1998 - Secretary and General Counsel since 1995 - Vice President of Mass. Electric from 1993 to 1995 - Vice President of the Service Company - 1992-1993 and since 1995 - Vice President of NEP since 1995.

    Michael E. Jesanis - Age: 41 - Elected Senior Vice President and Chief Financial Officer in 1998 - Vice President from 1997 to 1998 - Treasurer from 1992 to 1998 - Elected Vice President of Mass. Electric and NEP in 1998 - Treasurer of Mass. Electric and NEP from 1992 to 1998.

    David C. Kennedy - Age: 49 - Elected Vice President in 1998 -
    Vice President of the Service Company since 1985.

    John G. Cochrane - Age: 40 - Elected Treasurer in 1998 - Vice
    President of the Service Company since 1993.

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

    Alfred D. Houston* - Elected Chairman in 1998.

    Lawrence E. Bailey - Age: 54 - Elected President in 1997 - Vice President from 1989 to 1997.

    Andrew H. Aitken - Age: 53 - Vice President since 1995 -
    Director of Environmental and Safety for the Service Company since 1993 - Director, Environmental Affairs for the Service
    Company from 1981 to 1993.

    Michael E. Hachey - Age: 44 - Elected Vice President in 1997 - Manager of Generation Marketing since 1994 - Manager of
    Independent Power Projects from 1989 to 1993.

    Michael E. Jesanis* - Elected Vice President in 1998 -
    Treasurer from 1992 to 1998.

    Cheryl A. LaFleur* - Vice President since 1995.

    John F. Malley - Age: 49 - Vice President since 1992.

    Masheed H. Rosenqvist - Age: 43 - Elected Vice President effective April 1, 1998 - Manager, Transmission Tariffs and Contracts for NEP or Service Company since 1997 - Consulting Engineer for the Service Company from 1995 to 1997. Principal Engineer for the Service Company from 1993 to 1995.

    Arnold H. Turner - Age: 57 - Vice President since 1989 -
    Director of Transmission Marketing since 1993. Mr. Turner plans to retire effective April 1, 1998.

    Jeffrey W. VanSant - Age: 44 - Vice President since 1993 - Manager of Oil and Gas Exploration and Development for the Service Company from 1985 to 1993 - Manager of Oil and Gas Procurement from 1992 to 1993 - Manager of Natural Gas Supply from 1989 to 1992.

    John G. Cochrane* - Elected Treasurer in 1998.

    Howard W. McDowell - Age: 54 - Elected Assistant Treasurer in
    1998 - Controller since 1987 - Controller of Mass. Electric and Narragansett since 1987 - Treasurer of Granite State since
    1984.

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

    Robert L. McCabe - Age: 56 - Elected Chairman in 1997 -
    President of Narragansett from 1986 to 1997.

    Lawrence J. Reilly - Age: 42 - President since 1996 - Vice
    President for the Service Company from 1993 to 1996 - Director of Rates for the Service Company from 1990 to 1996.

    Lydia M. Pastuszek - Age: 44 - Elected Senior Vice President in 1997 - Vice President from 1993 to 1997 - Vice President of NEP from 1990 to 1993 - President of Granite State from 1990 to 1996.

    Christopher E. Root - Age: 39 - Elected Senior Vice President in 1997 - Vice President from 1995 to 1997 - Director, Retail Distribution Services for the Service Company from 1993 to 1995
    - Chief of Division Engineering for the Service Company from
    1992 to 1993.

    Dennis E. Snay - Age: 56 - Elected Senior Vice President in
    1997 - Vice President from 1990 to 1997.

    John C. Amoroso - Age: 59 - Vice President since 1993 -
    District Manager, Southeast District from 1992 to 1993.

    William J. Flaherty - Age: 40 - Elected Vice President in 1997
    - Account Manager from 1993 to 1997.

    Andrea Foley-Stapleford - Age: 52 - Elected Vice President in 1997 - Director of Human Resources for the Service Company from 1996 to 1997 - Director of Labor Relations for the Service Company from 1993 to 1996 - Division Personnel Manager from 1990 to 1993.

    Richard W. Frost - Age: 58 - Elected Vice President in 1997 -
    Vice President of Narragansett since 1993.

    Michael E. Jesanis* - Elected Vice President in 1998 -
    Treasurer from 1992 to 1998.

    Charles H. Moser - Age: 57 - Vice President since 1993 - Chief Protection and Planning Engineer for the Service Company from
    1984 to 1993.

    Joseph P. Newman - Age: 42 - Elected Vice President effective
    April 1, 1998 - Director of Government Affairs for the Service Company from 1996 to 1998.

    Kwong O. Nuey, Jr. - Age: 49 - Elected Vice President in 1997 - Director of Retail Information Services for the Service Company from 1993 to 1997.

    Nancy H. Sala - Age: 46 - Vice President since 1992.

    John G. Upham II - Age: 40 - Elected Vice President in 1997 -
    Municipal Account Manager from 1993 to 1997.

    John G. Cochrane* - Elected Treasurer in 1998.

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

    Robert L. McCabe* - Elected Chairman in 1997 - President from
    1986 to 1997.

    Lawrence J. Reilly* - Elected President in 1997.

    Lydia M. Pastuszek* - Elected Senior Vice President in 1997.

    Christopher E. Root* - Elected Senior Vice President in 1997.

    Richard W. Frost* - Vice President since 1993 - District
    Manager - Southern District from 1990 to 1993.

    Shannon M. Larson** - Age: 40 - Vice President since 1996 - Manager of Retail Marketing from 1995 to 1996 - Coordinator of Emerging Markets from 1994 to 1995 - Manager of Conservation and Load Management from 1990 to 1993 - Principal Analyst for the Service Company from 1993 to 1994.

    Richard Nadeau - Age: 62 - Vice President since 1994 - Director of Customer Service since 1993 - Assistant to the President from 1990 to 1993.

    Michael F. Ryan - Age: 46 - Vice President since 1994 - Rhode Island Director for U.S. Senator John H. Chafee from 1986 to
    1994.

    Peter T. Zschokke - Age: 40 - Elected Vice President effective April 1, 1998 - Manager of Retail Rates for the Service Company from 1992 to 1998.

    John G. Cochrane** - Elected Treasurer in 1998.

    Howard W. McDowell - Controller since 1987 - Reference is made to the material supplied under the caption EXECUTIVE OFFICERS
    - NEP for other information regarding Mr. McDowell.

*Please refer to the material supplied under the caption EXECUTIVE OFFICERS - Mass. Electric for other information regarding these officers.

**Mr. Reilly and Ms. Larson are married to each other. Ms. Larson intends to resign effective April 1, 1998.

ITEM 2.  PROPERTIES

    See ITEM 1.  Business - Transmission, Distribution, and
Generation Properties, page 19.

ITEM 3.  LEGAL PROCEEDINGS

    See Item 1. BUSINESS - Divestiture of Generation Business, page 7; Nuclear Units, page 26.

    In April 1997, the Town of Norwood, Massachusetts filed a lawsuit against NEP in the United States District Court for the District of Massachusetts. NEP is the wholesale power supplier for Norwood pursuant to rates approved by the FERC. Norwood alleges that NEP's proposed divestiture of its power generation assets would violate the terms of a 1983 power contract which settled an antitrust lawsuit brought by Norwood against NEP. Norwood also alleges that NEP's proposed divestiture plan and recovery of stranded investment costs contravene federal antitrust laws. Norwood seeks an injunction enjoining the divestiture and an unspecified amount of treble damages (a specific claim for $450 million was withdrawn). Norwood's motion for a preliminary injunction of the divestiture was denied on September 8, 1997. On November 21, 1997, Norwood filed an amended complaint making new allegations relating to the sale of NEP's generating assets and naming as additional defendants, NEES, USGen, and USGen's affiliate, PG & E. NEP continues to believe that its divestiture plan will promote competition in the wholesale power generation market and that it has met and will continue to meet its contractual commitments to Norwood. On January 9, 1998, the defendants, including NEES and NEP, filed motions to dismiss the lawsuit. In March 1998, Norwood gave notice of its intent to terminate its contract with NEP, without accepting responsibility for its share of NEP's stranded costs, and to begin taking power from another supplier. NEP has filed with the FERC for permission to charge Norwood a contract termination charge for its share of NEP's stranded costs.

    In August 1997, NEP filed suit against Northeast Utilities in Massachusetts Superior Court for damages resulting from the tortious conduct of NU relating to the Millstone 3 nuclear unit. NEP is seeking compensation for the losses it has suffered, including the costs of lost power and costs necessary to assure that Millstone 3 can safely return to operation. NEP also seeks punitive damages. NU has filed for dismissal of the suit and sought to consolidate it with suits filed by other joint owners in Massachusetts Superior Court.

    NEP also sent a demand for arbitration to Connecticut Light & Power Company and Western Massachusetts Electric Company, both subsidiaries of NU, seeking damages resulting from the breach of obligations under an agreement with NEP and others regarding the operation and ownership of Millstone 3.

    In the 1970s, NEP and several other shareholders (Sponsors) of Maine Yankee Atomic Power Company entered into 27 contracts (Secondary Purchase Agreements) under which they sold portions of their entitlement to Maine Yankee power output through 2002 to various entities, primarily municipal and cooperative systems in New England (Secondary Purchasers). Virtually all of the Secondary Purchasers have ceased making payments under the Secondary Purchase Agreements and have demanded arbitration, claiming that such agreements excuse further payments upon plant shutdown. NEP has notified the Secondary Purchasers that the shutdown does not relieve them of their obligation to make payments under the Secondary Purchase Agreements and that they are in default of such agreements. NEP has asked the FERC to enforce NEP's rights under the agreements. In the event that no further payments are forthcoming from Secondary Purchasers, NEP, as a primary obligor to Maine Yankee, would be required to pay an additional $9 million of shutdown costs.

    In 1996, various New England utilities which are members of the New England Power Pool, including NEP, submitted a dispute to arbitration regarding their Firm Energy Purchased Power Contract with Hydro-Quebec. In June 1997, Hydro-Quebec presented a damage claim of approximately $37 million for past damages, of which NEP's share would have been approximately $6 to $9 million. The claims involved a dispute over the components of a pricing formula and additional costs under the contract. With respect to ongoing claims, NEP had been paying Hydro-Quebec the higher amount (additional costs of approximately $3 million per year) since July 1996 under protest and subject to refund. In October 1997, an arbitrator ruled in favor of the New England utilities in all respects. NEP has made a demand for refund. Hydro-Quebec has not yet refunded any monies and has appealed the decision. On November 9, 1997, NEP and the other utilities began a second arbitration to enforce the first decision.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                               NEES
                               ----

    No matters were submitted to a vote of NEES shareholders during the last quarter of 1997.

                               NEP
                               ---

    On December 12, 1997, a Special Meeting of Stockholders was held.

    It was voted to amend NEP's (i) Articles of Organization and
(ii) By-laws to delete restrictions on the issuance of unsecured indebtedness, each by a vote of 292,542 shares of the Dividend Series Preferred Stock "For", no votes "Against", and 1,633 shares of the Dividend Series Preferred Stock "Abstaining", and by a separate vote of 6,449,896 shares of the Common Stock "For".

                          Mass. Electric
                          --------------

    Special Meetings of the Stockholders were held on December 12, 1997 and December 29, 1997.

    It was voted to amend Mass. Electric's (i) Articles of Organization and (ii) By-laws to delete restrictions on the issuance of unsecured indebtedness, each by a vote of 465,970.75 shares of the Preferred Stock "For", 7,177 shares of the Preferred Stock "Against", and 1,765 shares of the Preferred Stock
"Abstaining", and by a separate class vote of 2,398,111 shares of the Common Stock "For".

    The following actions were taken by the unanimous vote of the 2,398,111 shares having general voting rights represented at the meeting:

    The composition of the board of directors was changed as of December 31, 1997 to consist of the following:

    Cheryl A. LaFleur
    Robert L. McCabe
    Lydia M. Pastuszek
    Lawrence J. Reilly
    Christopher E. Root
    Richard P. Sergel
    Dennis E. Snay

    The number of directors was fixed at seven.

                           Narragansett
                           ------------

    Special Meetings of the Stockholders were held on December 12, 1997 and December 29, 1997.

    It was voted to amend Narragansett's Preferred Stock Preference Provisions to delete restrictions on the issuance of unsecured indebtedness, by a vote of 668,313 shares of the Preferred Stock "For", 690 shares of the Preferred Stock "Against", and 400 shares of the Preferred Stock "Abstaining", and by a separate class vote of 1,132,487 shares of the Common Stock "For".

    The following actions were taken by the unanimous vote of the 1,132,487 shares having general voting rights represented at the meeting:

    The composition of the board of directors was changed as of December 31, 1997 to consist of the following:

    Richard W. Frost
    Cheryl A. LaFleur
    Robert L. McCabe
    Lawrence J. Reilly
    Michael F. Ryan
    Richard P. Sergel
    Ronald L. Thomas

    The number of directors was fixed at seven.


                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SECURITY HOLDER MATTERS

    NEES information in response to the disclosure requirements specified by this ITEM 5. appears under the captions in the 1997
NEES Annual Report indicated below:


       Required Information        Annual Report Caption
       --------------------        ---------------------

       (a) Market Information      Shareholder Information

       (b) Holders                 Shareholder Information

       (c) Dividends               Financial Results


    The information referred to above is incorporated by reference in this ITEM 5.

    NEP, Mass. Electric, and Narragansett - The information required by this item is not applicable as the common stock of all these companies is held solely by NEES. Information pertaining to payment of dividends and restrictions on payment of dividends is incorporated herein by reference to each company's 1997 Annual Report.


ITEM 6.  SELECTED FINANCIAL DATA

                               NEES
                               ----

    The information required by this item is incorporated herein by reference to page 22 of the NEES 1997 Annual Report.

                               NEP
                               ---

    The information required by this item is incorporated herein by reference to Selected Financial Information, Note K of the NEP
1997 Annual Report.

                          Mass. Electric
                          --------------

    The information required by this item is incorporated herein by reference to Selected Financial Information, Note K of the Mass. Electric 1997 Annual Report.

                           Narragansett
                           ------------

    The information required by this item is incorporated herein by reference to Selected Financial Information, Note L of the Narragansett 1997 Annual Report.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

                               NEES
                               ----

    The information required by this item is incorporated herein by reference to pages 10 through 21 of the NEES 1997 Annual Report.

                               NEP
                               ---

    The information required by this item is incorporated herein by reference to the Financial Review section of the NEP 1997 Annual Report.

                          Mass. Electric
                          --------------

    The information required by this item is incorporated herein by reference to the Financial Review section of the Mass. Electric 1997 Annual Report.

                           Narragansett
                           ------------

    The information required by this item is incorporated herein by reference to the Financial Review section of the Narragansett
1997 Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

                               NEES
                               ----

    NEES, through its wholly-owned indirect subsidiary, AllEnergy, uses derivative instruments to manage exposure in fluctuations in commodity prices. At this time, AllEnergy has only held exchange-traded futures contracts to manage risks associated with natural gas, propane, and heating oil price risks. Hedge criteria used and accounting for hedge transactions are in accordance with Statement of Financial Accounting Standards No. 80, Accounting for Futures Contracts (FAS 80). FAS 80 states that in order to qualify as a hedge, price movements in commodity derivatives must be highly correlated with the underlying hedged commodity and must reduce exposure to market fluctuations throughout the hedged period. Any gain or loss on a derivative which qualifies as a hedge under FAS 80 is deferred until recognized in the income statement in the same period as the hedged item is recognized in the income statement.
As of December 31, 1997, all of AllEnergy's existing futures contracts qualified as hedges.

                               NEP
                               ---

    None.

                          Mass. Electric
                          --------------

    None.

                           Narragansett
                           ------------

    None.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               NEES
                               ----

    The information required by this item is incorporated herein by reference to pages 22 through 46 of the NEES 1997 Annual Report.

                               NEP
                               ---

    The information required by this item is incorporated herein by reference to the financial statements and Notes to Financial
Statements in the NEP 1997 Annual Report.

                          Mass. Electric
                          --------------

    The information required by this item is incorporated herein by reference to the financial statements and Notes to Financial
Statements in the Mass. Electric 1997 Annual Report.

                           Narragansett
                           ------------

    The information required by this item is incorporated herein by reference to the financial statements and Notes to Financial
Statements in the Narragansett 1997 Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

    NEES, NEP, Mass. Electric, and Narragansett - None.


                             PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                               NEES
                               ----

    The information required by this item is incorporated herein by reference to the material under the caption ELECTION OF DIRECTORS in the definitive proxy statement of NEES, dated March
9, 1998, for the 1998 Annual Meeting of Shareholders, provided that the information under the headings "Report of the Compensation Committee on Executive Compensation" and "Corporate Performance" are not so incorporated. Reference is also made to the information under the caption EXECUTIVE OFFICERS - NEES in Part I of this report.

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

    Lawrence E. Bailey* - Elected Director in 1997.

    Alfred D. Houston* - Director since 1984.  Directorships of
    NEES System companies:  Granite State Energy, Inc.,
    Narragansett Energy Resources Company, NEES Communications,
    Inc., NEES Energy, Inc.,  NEES Global Transmission, Inc., New

    England Electric System, New England Electric Transmission Corporation, New England Energy Incorporated, New England Hydro Finance Company, Inc., New England Hydro-Transmission Corporation, New England Hydro-Transmission Electric Company, Inc., and New England Power Service Company. Mr. Houston also serves as a member representative for NEES Global Transmission, Inc. on the Member's Committee of AllEnergy Marketing Co., LLC.

    Cheryl A. LaFleur* - Director since 1995. Directorships of NEES System companies: Granite State Electric Company, Granite State Energy, Inc., Massachusetts Electric Company, Nantucket Electric Company, The Narragansett Electric Company, Narragansett Energy Resources Company, NEES Communications, Inc., NEES Energy, Inc., NEES Global Transmission, Inc., New England Electric Transmission Corporation, New England Energy Incorporated, New England Hydro Finance Company, Inc., New England Hydro-Transmission Corporation, New England Hydro-Transmission Electric Company, Inc., and New England Power Service Company. Ms. LaFleur also serves as a member representative for NEES Energy, Inc. on the Member's Committee of AllEnergy Marketing Co., LLC.

    Richard P. Sergel* - Elected a Director in 1998. Directorships of NEES System companies: Granite State Electric Company, Massachusetts Electric Company, Nantucket Electric Company, The Narragansett Electric Company, NEES Communications, Inc., NEES Global Transmission, Inc., New England Electric System, New England Electric Transmission Corporation, New England Hydro Finance Company, Inc., New England Hydro-Transmission Corporation, New England Hydro-Transmission Electric Company, Inc., and New England Power Service Company. Mr. Sergel also serves as a member representative for NEES Energy, Inc. on the Member's Committee of AllEnergy Marketing Co., Inc.

    *Please refer to the material supplied under the caption
    EXECUTIVE OFFICERS - NEES and/or EXECUTIVE OFFICERS - NEP in
    Part I of this report for other information regarding these directors.

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

    Cheryl A. LaFleur* - Elected Director in 1997.

    Robert L. McCabe* - Elected Director in 1997. Directorships of NEES System affiliates: Granite State Electric Company,
    Nantucket Electric Company, and The Narragansett Electric
    Company.  Other directorship: Citizens Savings Bank.

    Lydia M. Pastuszek* - Elected Director in 1997. Directorships of NEES System affiliates: Granite State Electric Company.

    Lawrence J. Reilly* - Director since 1996 - Directorships of
    NEES System affiliates: Granite State Electric Company,
    Nantucket Electric Company, and The Narragansett Electric
    Company.

    Christopher E. Root* - Elected Director in 1997. Directorships of NEES System affiliates: Granite State Electric Company and
    Nantucket Electric Company.

    Richard P. Sergel* - Director since 1993.

    Dennis E. Snay* - Elected Director in 1997.

    *Please refer to the material supplied under the caption
    EXECUTIVE OFFICERS - NEES and/or Mass. Electric in Part I of this report and/or the material supplied under the caption
    DIRECTORS AND OFFICERS OF THE REGISTRANT - NEP in this Item for other information regarding this director.

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

    Richard W. Frost* - Director since 1997.

    Cheryl A. LaFleur* - Director since 1997.

    Robert L. McCabe* - Director since 1986.

    Lawrence J. Reilly* - Director since 1997.

    Michael F. Ryan* - Director since 1997.

    Richard P. Sergel* - Director since 1993.

    Ronald L. Thomas - Age: 61 - Director since 1997 - Manager of
    Labor Relations since 1997 - Human Resources Manager from 1979 to 1997.

    *Please refer to the material supplied under the caption
    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - NEP and/or Mass. Electric in this Item for other information regarding this director.

     Section 16(a) Beneficial Ownership Reporting Compliance
     -------------------------------------------------------

    Section 16(a) of the Securities Exchange Act of 1934 requires the System's officers and directors, and persons who own more than 10 percent of a registered class of the System's equity securities, to file reports on Forms 3, 4, and 5 of share ownership and changes in share ownership with the SEC and the New York Stock Exchange and to furnish the System with copies of all Section 16(a) forms they file.

    Based solely on NEP's, Mass. Electric's, and Narragansett's review of the copies of such forms received by them, or written representations from certain reporting persons that such forms were not required for those persons, NEP, Mass. Electric, and Narragansett believe that, during 1997, all filing requirements applicable to its officers, directors, and 10 percent beneficial owners were complied with.


ITEM 11. EXECUTIVE COMPENSATION

                               NEES
                               ----

    The information required by this item is incorporated herein by reference to the material under the captions BOARD STRUCTURE AND COMPENSATION, EXECUTIVE COMPENSATION, PAYMENTS UPON A CHANGE IN CONTROL OR TERMINATION OF EMPLOYMENT, PLAN SUMMARIES, LONG TERM INCENTIVE PLAN - AWARDS IN LAST FISCAL YEAR, and RETIREMENT PLANS in the definitive proxy statement of NEES, dated March 9, 1998, for the 1998 Annual Meeting of Shareholders, provided that the information under the headings "Report of the Compensation Committee on Executive Compensation" and "Corporate Performance" are not so incorporated.


              NEP, Mass. Electric, and Narragansett
              -------------------------------------

EXECUTIVE COMPENSATION

    The following tables give information with respect to all compensation (whether paid directly by NEP, Mass. Electric, or Narragansett or billed to it as hourly charges) for services in all capacities for NEP, Mass. Electric, or Narragansett for the years 1995 through 1997 to or for the benefit of the Chief Executive Officer and the four other most highly compensated executive officers for each company.

                                  NEP

                      SUMMARY COMPENSATION TABLE
                                              Long-Term
                                              Compensa-
                   Annual Compensation (b)      tion
                  --------------------------  ---------
                                    Other     Restricted
Name and                            Annual    & Deferred  All Other
Principal                          Compensa-    Share     Compensa-
Position    Year  Salary   Bonus     tion       Awards      tion
  (a)              ($)     ($)(c)   ($)(d)      ($)(e)     ($)(f)
----------  ----  -------  ------  ---------  ----------  ---------
Lawrence E. 1997  156,516  188,214   3,316            0        600
Bailey      1996  151,956  101,667     116            0      3,776
President   1995  144,720   92,328     116            0      3,598

John W.     1997  217,987  104,212   4,596       55,520        928
Rowe(g)     1996  180,096   96,445   3,046      124,047      1,638
Former      1995  157,070  124,818   2,795            0      1,387
Chairman

Jeffrey D.  1997  154,433  133,560   8,274            0  1,077,143(h)
Tranen      1996  200,684  100,548   5,002      125,836      3,358
Former      1995  188,884  135,224   4,972            0      3,377
President

Andrew H.   1997  122,580   78,193   2,231            0        416
Aitken      1996  119,004   75,370     116            0      2,568
Vice        1995  107,081   66,683     108            0      2,243
President

John F.     1997  140,280   96,072   2,922            0        375
Malley      1996  133,394  104,885     116            0      3,141
Vice        1995  127,236   96,261     116            0      2,907
President

Arnold H.   1997  132,012   81,953   2,228            0        628
Turner      1996  128,172   89,185     116            0      2,849
Vice        1995  128,172   65,439     116            0      2,276
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

(d) Includes amounts reimbursed by NEP for the payment of taxes on certain noncash benefits and contributions to the incentive thrift plan by NEP that are not bonus contributions including related deferred compensation plan match. See description under Plan Summaries.

(e) The incentive share awards for the named executives who are also NEES executives made for 1996 and 1997 were in the form of restricted shares (with a five-year restriction) or deferred share equivalents, deferred for receipt for at least five years, at the executive's option. As cash dividends are declared, the number of deferred share equivalents will be increased as if the dividends were reinvested in shares. The shares awarded for the other named executives and for all executives for 1995 were not restricted and the value of the awards is included in the bonus column.

     As of December 31, 1997, the following executive officers held the amount of restricted and deferred shares with the value indicated: Mr. Bailey 3,892 shares, $166,383 value; Mr. Rowe 28,380 shares, $1,213,245 value; Mr. Aitken 3,044 shares, $130,131 value; Mr. Malley 3,759 shares, $160,697 value; and Mr. Turner 2,625 shares, $112,218 value. The value was calculated by multiplying the closing market price on December 31, 1997 by the number of shares.

     No awards vested during 1997 under the Long-Term Performance
     Share Award Plan.

(f) Includes NEP contributions to life insurance. See description under Plan Summaries. The life insurance contribution is calculated based on the value of term life insurance for the named individuals. The premium costs for most of these policies have been or will be recovered by NEP. Prior to 1997, this column also included contributions by NEP to the incentive thrift plan that are not bonus contributions. These figures are now included in the Other Annual Compensation column.

(g)  Mr. Rowe resigned effective February 6, 1998.

(h)  Mr. Tranen resigned effective September 12, 1997.  All Other
     Compensation includes: $830 for contributions to life insurance as described in footnote (f) above, $28,452 as accrued vacation pay, $621,081 as a severance payment, and $426,780 in pension related benefits.

                            MASS. ELECTRIC

                      SUMMARY COMPENSATION TABLE
                                              Long-Term
                                              Compensa-
                 Annual Compensation (b)        tion
                --------------------------    ---------
                                     Other    Restricted
Name and                             Annual   & Deferred  All Other
Principal                            Compen-    Share     Compensa-
Position       Year  Salary  Bonus   sation     Awards      tion
  (a)                 ($)    ($)(c)  ($)(d)     ($)(e)     ($)(f)
----------     ----  ------- ------ --------  ----------  ---------
Lawrence J.    1997  160,515 168,637   6,910         0      448
Reilly         1996   96,163  70,177   2,467    46,082    2,250
President      1995   38,561  34,985      37         0      986

Richard P.     1997  149,549 147,794   5,352    31,170      477
Sergel         1996  135,213  70,388   3,411    87,965    2,247
Former         1995  123,480  93,047   3,256         0    2,285
Chairman

Lydia M.       1997  125,481  81,944   2,544         0      241
Pastuszek      1996   86,068  52,017      69    22,115    1,893
Senior Vice    1995   86,597  53,204      72         0    2,403
President

Christopher E. 1997   98,421 103,890   2,067         0      147
Root           1996   92,055  67,050      99         0    2,032
Senior Vice    1995   84,173  37,158      89         0    1,537
President

Nancy H.       1997  124,344  60,661   2,603         0      283
Sala           1996  118,251  65,493     116         0    2,730
Vice           1995  115,524  59,932     116         0    2,498
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

(d) Includes amounts reimbursed by Mass. Electric for the payment of taxes on certain noncash benefits and contributions to the incentive thrift plan by Mass. Electric that are not bonus contributions including related deferred compensation plan match. See description under Plan Summaries.

(e) The incentive share awards for the named executives who are also NEES executives made for 1996 and 1997 were in the form of restricted shares (with a five-year restriction) or deferred share equivalents, deferred for receipt for at least five years, at the executive's option. As cash dividends are declared, the number of deferred share equivalents will be increased as if the dividends were reinvested in shares. In 1996, certain named officers also received special share awards in the form of deferred share equivalents. The shares awarded for the other named officers and for all executives for 1995 were not restricted and the value of the awards is included in the bonus column.

     As of December 31, 1997, the following executive officers held the amount of restricted and deferred shares with the value indicated: Mr. Reilly 6,320 shares, $270,180 value; Mr. Sergel 8,698 shares, $371,840 value; Ms. Pastuszek 2,886 shares, $123,377 value; Mr. Root 2,632 shares, $112,518 value; and Ms. Sala 1,989 shares, $85,030 value. The value was calculated by multiplying the closing market price on December 31, 1997 by the number of shares.

     No awards vested during 1997 under the Long-Term Performance
     Share Award Plan.

(f) Includes Mass. Electric contributions to life insurance. See description under Plan Summaries. The life insurance contribution is calculated based on the value of term life insurance for the named individuals. The premium costs for most of these policies have been or will be recovered by Mass. Electric. Prior to 1997, this column also included contributions by Mass. Electric to the incentive thrift plan that are not bonus contributions. These figures are now included in the Other Annual Compensation column.

                             NARRAGANSETT

                      SUMMARY COMPENSATION TABLE
                                              Long-Term
                                              Compensa-
                   Annual Compensation (b)      tion
                  --------------------------  ---------
                                    Other     Restricted
Name and                            Annual    & Deferred  All Other
Principal                          Compensa-    Share     Compensa-
Position     Year Salary   Bonus     tion       Awards      tion
  (a)              ($)     ($)(c)   ($)(d)      ($)(e)     ($)(f)
----------   ---- -------  ------  ---------  ----------  ---------

Robert L.    1997 179,460  148,868   9,881           0     1,528
McCabe       1996 127,388   88,905   4,819      50,308     3,424
Chairman     1995 152,407  111,785   4,206           0     4,851
and Former
President

Lawrence J.  1997     679      452      29           0         1
Reilly       1996  16,329   11,916     419       7,825       382
President(g) 1995  30,322   26,625      29           0       622

William      1997 135,972   84,924   2,839           0    88,885(h)
Watkins,     1996 132,012   84,081     119           0     4,509
Jr.          1995 128,172   77,967     119           0     4,054
Executive
Vice
President

Richard W.   1997 113,856   52,347   2,396           0      596
Frost        1996 108,432   57,680     119           0    2,888
Vice         1995 103,272   48,972     119           0    2,787
President

Shannon M.   1997 105,012   51,259   2,220           0      330
Larson       1996  81,293   21,879     116           0    1,808
Vice         1995  68,432    2,908     132           0    1,809
President

Michael F.   1997 103,983   52,060   2,197           0      220
Ryan         1996  64,555   18,397      77           0    1,473
Vice         1995  74,917   14,499      94           0      231
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

(d) Includes amounts reimbursed by Narragansett for the payment of taxes on certain noncash benefits and contributions to the incentive thrift plan by Narragansett that are not bonus contributions including related deferred compensation plan match. See description under Plan Summaries.

(e) The incentive share awards for the named executives made for 1996 and 1997 were in the form of restricted shares (with a five-year restriction) or deferred share equivalents, deferred for receipt for at least five years, at the executive's option. As cash dividends are declared, the number of deferred share equivalents will be increased as if the dividends were reinvested in shares. The shares awarded for 1995 were not restricted and the value of the awards is included in the bonus column.

     As of December 31, 1997, the following executive officers held the amount of restricted and deferred shares with the value indicated: Mr. McCabe 6,725 shares, $287,493 value; Mr. Reilly 6,320 shares, $270,180 value; Mr. Watkins 353 shares, $15,091 value; Mr. Frost 798 shares, $34,115 value; Ms. Larson 6,320 shares, $270,180 value; and Mr. Ryan 10 shares, $428 value. The value was calculated by multiplying the closing market price on December 31, 1997 by the number of shares.
     Mr. Reilly and Ms. Larson are married and both of their restricted shares are included in the others total.

     No awards vested during 1997 under the Long-Term Performance
     Share Award Plan.

(f) Includes Narragansett contributions to life insurance. See description under Plan Summaries. The life insurance contribution is calculated based on the value of term life insurance for the named individuals. The premium costs for most of these policies have been or will be recovered by Narragansett. Prior to 1997, this column also included contributions by Narragansett to the incentive thrift plan that are not bonus contributions. These figures are now included in the Other Annual Compensation column.

(g)  Elected President effective October 1, 1997.

(h) Retired effective January 1, 1998. All Other Compensation includes $1,528 contributions to life insurance as described in footnote (f) and a payment of $87,357 as a special retirement payment.

Directors' Compensation

    Members of the Mass. Electric and Narragansett Boards of Directors, except employees of NEES System companies, received a quarterly retainer of $1,500, a meeting fee of $600 plus expenses, and 50 NEES common shares each year. Since all members of the NEP Board are employees of NEES System companies, no fees are paid for service on the Board except as noted below for Mrs. Bok. Effective December 31, 1997, the composition of all three boards was changed to include only employees of NEES System companies.

    Mrs. Bok retired as an employee of the System on January 1, 1994 (remaining as Chairman of the Board of NEES and a director for NEES subsidiaries). Mrs. Bok agreed to waive the normal fees and annual retainers otherwise payable for services by nonemployees on NEES subsidiary boards and received in lieu thereof a single annual stipend of $60,000. During 1997, Mrs. Bok also served as a consultant to NEES. Under the terms of her contract, she received an annual retainer of $100,000.

Other

    The NEES Compensation Committee administers certain of the incentive compensation plans, and the Management Committee administers the others (including the incentive share plan).

Retirement Plans

    The following table shows estimated annual benefits payable to executive officers under the qualified pension plan and the supplemental retirement plan, assuming retirement at age 65 in 1998.

                          PENSION TABLE
Five-Year
Average    10 Years 15 Years 20 Years 25 Years 30 Years 35 Years
Compensa-     of       of       of       of       of       of
tion       Service  Service  Service  Service  Service  Service
---------  -------- -------- -------- -------- -------- --------
$100,000             18,926            29,276            39,626        49,976         60,326         70,676
$150,000             29,276            42,414            57,439        72,464         87,489        102,514
$200,000             39,626            57,439            75,251        94,951        114,651        134,351
$250,000             49,976            72,464            94,951       116,814        141,064        165,314
$300,000             60,326            87,489           114,651       141,064        167,477        184,123
$350,000             70,676           102,514           134,351       165,314        196,277        215,865
$400,000             81,026           117,539           154,051       189,564        225,077        241,590
$450,000             91,376           132,564           173,751       213,814        253,877        279,315
$500,000            101,726           147,589           193,451       238,064        282,677        311,040

    For purposes of the retirement plans, Messrs. Bailey, Rowe, Tranen, Aitken, Malley, and Turner currently have 29, 20, 28, 25, 26, and 32 credited years of service, respectively. Mr. Reilly, Mr. Sergel, Ms. Pastuszek, Mr. Root, and Ms. Sala currently have 16, 19, 17, 15, and 28 credited years of service, respectively.
Mr. McCabe, Mr. Reilly, Mr. Watkins, Mr. Frost, Ms. Larson, and Mr. Ryan currently have 29, 16, 25, 35, 18, and 3 credited years of service, respectively.

    Benefits under the pension plans are computed using formulae based on percentages of highest average compensation computed over five consecutive years. The compensation covered by the pension plan includes salary, bonus, and incentive share awards. The benefits listed in the pension table are not subject to deduction for Social Security and are shown without any joint and survivor benefits. If the participant elected at age 65 a 100 percent joint and survivor benefit with a spouse of the same age, the benefit shown would be reduced by approximately 16 percent.

    The Pension Table above does not include annuity payments to be received in lieu of life insurance for Messrs. Rowe and Houston. The policies are described below under Plan Summaries.

    In December 1997, the NEES companies announced a voluntary early retirement program available to all nonunion employees over age 55 with ten or more years of service. Messrs. Amoroso, Frost, McCabe, Nadeau, Snay, and Turner were all eligible for the offer. The program offered either an annuity or a lump sum equal to the greater of either one week's base pay times the number of years of service or an additional five years service and five years of age toward their pension. The offer also included certain health care and bridging of social security benefits. The program is conditioned upon consummation of the divestiture of the nonnuclear generating business to USGen. Mr. McCabe also has an employment agreement which provides that if he remains in the employ of the NEES companies until December 31, 1998, or the retirement effective date under the offer, he will receive an annuity or a lump sum equal to an additional five years of service and five years of age toward his pension plus $225,000, subject to an offset for any benefits under the general offer. The value of Messrs. Amoroso, Frost, McCabe, Nadeau, Snay, and Turner's benefits under the offer and the contract cannot be determined until their retirement following the divestiture.

    The System contributes the full cost of post-retirement health benefits for senior executives.

NEP, MASS. ELECTRIC, AND NARRAGANSETT PAYMENTS UPON A CHANGE OF
CONTROL OR TERMINATION OF EMPLOYMENT

    NEES has an agreement with Mr. Sergel which provides severance benefits in the event of certain terminations of employment following a Change in Control of NEES (as defined below). The term of the agreement is for three years with automatic annual extensions, unless terminated by NEES. If, following a Change in Control, Mr. Sergel's employment is terminated other than for cause (as defined) or if Mr. Sergel terminates employment for good reason (as defined), NEES will pay to Mr. Sergel a lump sum cash payment equal to three times the sum of Mr. Sergel's most recent annual base compensation and the average of his bonus amounts for the prior three years. If Mr. Sergel receives payments under his severance agreement that would subject him to any federal excise tax due under section 280G of the Internal Revenue Code, he will receive a cash "gross-up" payment so he would be in the same net after-tax position he would have been in had such excise tax not been applied. In addition, NEES will provide disability and health benefits to Mr. Sergel for three years, provide such post-retirement health and welfare benefits as Mr. Sergel would have earned within such three years, and grant three additional years of pension credit.

    Change in Control, including potential change of control, occurs (1) when any person becomes the beneficial owner of 20 percent of the voting securities of NEES, (2) when the prior members of the Board of NEES no longer constitute a 2/3 majority of the Board, or (3) NEES enters into an agreement that could result in a Change in Control.

    Upon a change in control a participant in the deferred compensation plan has the option of receiving a full distribution of the participant's cash and share accounts and the actuarial value of future benefits from the insurance related benefits under a prior plan, all less 10 percent.

    The System's bonus plans, including the incentive compensation plans, the Incentive Thrift Plan, and the Goals Program, provide for payments equal to the average of the bonuses for the three prior years in the event of a Change of Control. These payments would be made in lieu of the regular bonuses for the year in which the Change in Control occurs. The Long-Term Performance Share Award Plan provides for a cash payment equal to the value of the performance shares in the participants' account times the average target achievement percentage for the Incentive Thrift Plan for the three prior years. The System's Retirees Health and Life Insurance Plan has provisions preventing changes in benefits adverse to the participants for three years following a Change in Control. The Incentive Share Plan and the related Incentive Share Deferral Agreements provide that, upon the occurrence of a change in control (defined more narrowly than in other plans), any restrictions on shares and account balances would cease.

    Under a retention agreement between Mr. Aitken and NEP, he has agreed to remain in NEP's employ, at the sole option of NEP, until the earlier of February 1999 or the closing date of the sale of the generation assets to USGen in return for a lump sum payment of $47,345. In August 1998, NEP will pay an additional amount equal to 4-1/2 months' base salary if it has not released Mr. Aitken from this obligation by July 6, 1998.

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

    Goals Program

    The Goals Program establishes goals annually. For 1997, these goals related to earnings per share, customer costs, safety, absenteeism, demand-side management results, generating station availability, transmission reliability, environmental and OSHA compliance, and customer satisfaction. Some goals apply to all employees, while others apply to particular functional groups. Depending upon the number of goals met, and provided the minimum earnings goal is met, employees may earn a cash bonus of 1 percent to 4-1/2 percent of their compensation.

    Incentive Thrift Plan

    The incentive thrift plan (a 401(k) program) provides for a match of 40 percent of up to the first 5 percent of base compensation contributed to the System's incentive thrift plan (shown under Other Annual Compensation in the Summary Compensation Tables) and, based on an incentive formula tied, in 1997, to earnings per share, may fully match the first 5 percent of base compensation contributed (the additional amount, if any, is shown under Bonus in the Summary Compensation Tables). Under Federal law, contributions to these plans are limited. In 1997, the salary reduction amount was limited to $9,500.

    Deferred Compensation Plan

    The Deferred Compensation Plan offers executives the opportunity to defer base pay and bonuses. The plan offers the option of investing at the prime rate or in NEES shares; however, share bonuses may only be deferred in a share account. Under Federal law, the Incentive Thrift Plan, described above, is required to limit participant base compensation to $160,000 in calculating the NEES match. Under the Deferred Compensation Plan, NEES will make a contribution to an executive's share account equivalent to the resultant reduction in his or her match under the Incentive Thrift Plan.

    Life Insurance

    NEES has established for certain senior executives life insurance plans funded by individual policies. The combined death benefit under these insurance plans is three times the participant's annual salary. These plans are structured so that, over time, NEES should recover the cost of the insurance premiums. Messrs. McCabe, Reilly, and Sergel are participants in these plans.

    After termination of employment, Mr. Rowe may elect, commencing at age 55 or later, to receive an annuity income equal to 40 percent of final annual salary. In that event, the life insurance is reduced over 15 years to an amount equal to the participant's final annual salary.

    Incentive Compensation Plan

    The System bonus plan for certain senior employees provides that in order for cash bonuses to be awarded, NEES must achieve a return on equity that places NEES in the top 50 percent of the approximately 80 electric utilities in the national utility group (the national grouping) or in the top 50 percent of the New England/New York regional utilities (the regional grouping). Bonuses are also dependent upon the achievement of individual goals. In order to provide a long-term component to the incentive compensation plan, participants may also be awarded NEES common shares. An individual's award of shares under the incentive share plan is a fixed percentage of her or his cash bonus for that year. If no cash award is made, no shares are distributed.

    In 1998, this plan will be replaced because the System is shifting from a vertically integrated utility to being primarily a transmission and distribution system and the System's strategic plan calls for new business development in competitive new areas. Comparative return on equity and cost per kWh measurements will become increasingly less representative as the prime measures of success as different utilities proceed through competitive transitions at different times and at different rates. Under the new plan, bonuses are tied to achievement of core business operating income and strategic objectives. Annual income targets will be established prior to or early in the plan year. In addition, strategic objectives will be established for each year. For 1998, those objectives are: achieving recovery of stranded investments; maximizing the return on the sale of the generation business; running the best wires business in the Northeast; increasing the size of the energy delivery business; and profiting from growth in unregulated ventures.

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


      LONG-TERM INCENTIVE PLAN - AWARDS IN LAST FISCAL YEAR
      -----------------------------------------------------

    The Long-Term Performance Share Award Plan was established in 1996. There will be no payments under the plan until the Spring of 1999. Awards under the plan are based upon various measures of NEES performance over a three-year period. Each award factor or measurement functions independently. The performance targets for each cycle are set by the Compensation Committee of the NEES Board.

Performance is rated on rolling three-year periods, with a new cycle beginning each year. An individual's potential award under the plan is a fixed percentage (ranging from 15 percent to 50 percent) of base pay. At the end of the three-year cycle, the participant receives NEES shares based upon the performance against the various factors.

    The measures of performance for the cycle commencing January
1, 1997 are as follows: total shareholder return compared to the national group (60th-75th percentile); total shareholder return compared to the regional group (50th-75th percentile); maintenance or improvement of bond ratings; new business development; growth of transmission and distribution business; and system service levels, measured by system reliability and regulatory compliance. The national grouping is composed of approximately 80 electric utilities. The regional grouping is composed of New England/New York regional utilities.

    The following tables show the potential awards, for those executive officers named in the Summary Compensation Tables, under the Long-Term Performance Share Award Plan for the performance cycle commencing January 1, 1997. The NEES System's performance will be measured over the three-year period ending December 31, 1999.

                               NEP
                               ---

   ESTIMATED FUTURE PAYOUTS UNDER NON-STOCK PRICE-BASED PLANS
        ------------------------------------------------

                  Number of
                 Common Share Performance
     Name        Equivalents(a)             Period     Threshold(b)   Target(c)
     ----        --------------           -----------  ------------   ---------
Lawrence E. Bailey            1,128             3 years              7          1,128
John W. Rowe(d)               8,617             3 years              0              0
Jeffrey D. Tranen(d)          3,333             3 years              0              0
Andrew H. Aitken                884             3 years              5            884
John F. Malley                1,011             3 years              6          1,011
Arnold H. Turner                952             3 years              6            952


                          Mass. Electric
                          --------------

   ESTIMATED FUTURE PAYOUTS UNDER NON-STOCK PRICE-BASED PLANS
        ------------------------------------------------

                  Number of
                 Common Share Performance
     Name        Equivalents(a)             Period     Threshold(b)   Target(c)
     ----        --------------           -----------  ------------   ---------

Lawrence J. Reilly            1,179             3 years              7          1,179
Richard P. Sergel             3,266             3 years             20          3,266
Lydia M. Pastuszek            1,019             3 years              6          1,019
Christopher E. Root             832             3 years              5            832
Nancy H. Sala                   538             3 years              3            538

                           Narragansett
                           ------------

   ESTIMATED FUTURE PAYOUTS UNDER NON-STOCK PRICE-BASED PLANS
        ------------------------------------------------

                  Number of
                 Common Share Performance
     Name        Equivalents(a)             Period     Threshold(b)   Target(c)
     ----        --------------           -----------  ------------   ---------
Robert L. McCabe              1,311             3 years              8          1,311
Lawrence J. Reilly            1,179             3 years              7          1,179
William Watkins, Jr.            980             3 years              6            980
Richard W. Frost                493             3 years              3            493
Shannon M. Larson               454             3 years              3            454
Michael F. Ryan                 459             3 years              3            459

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

(d) Upon Mr. Tranen's resignation in September 1997 and Mr. Rowe's resignation in February 1998, they became ineligible to receive any award under the Long-Term Performance Share Award
    Plan.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

                               NEES
                               ----

    The information required by this item is incorporated herein by reference to the material under the caption TOTAL COMMON EQUITY BASED HOLDINGS in the definitive proxy statement of NEES, dated March 9, 1998, for the 1998 Annual Meeting of Shareholders, provided that the information under the headings "Report of the Compensation Committee on Executive Compensation" and "Corporate Performance" are not so incorporated.

              NEP, Mass. Electric, and Narragansett
              -------------------------------------

    NEES owns 100 percent of the voting securities of Mass.
Electric and Narragansett. NEES owns 98.85 percent of the voting securities of NEP.

SECURITY OWNERSHIP

    The following tables list the holdings of NEES common shares as of March 2, 1998 by NEP, Mass. Electric, and Narragansett directors, the executive officers named in the Summary Compensation Tables, and all directors and executive officers, as a group.

                               NEP
                               ---
                          Shares          Deferred
                       Beneficially         Share
    Name                Owned (a)       Equivalents (b)   Total
    ----               ------------     ---------------   -----
Andrew H. Aitken                     6,606            2,572         9,178
Lawrence E. Bailey                   5,153            3,330         8,483
Alfred D. Houston                   13,688           11,558        25,246
Cheryl A. LaFleur                    3,191            5,787         8,978
John F. Malley                       2,506            3,364         5,870
John W. Rowe                        14,823           25,355        40,178
Jeffrey D. Tranen                      107                            107
Arnold H. Turner                     4,914            2,112         7,026

All directors and
executive officers,
as a group (11 persons)             64,846              (c)        61,994             126,840


                          Mass. Electric
                          --------------

                          Shares          Deferred
                       Beneficially         Share
    Name                Owned (a)       Equivalents (b)   Total
    ----               ------------     ---------------   -----

Cheryl A. LaFleur                    3,191            5,787         8,978
Robert L. McCabe                    10,156            6,054        16,210
Lydia M. Pastuszek                   7,185            2,446         9,631
Lawrence J. Reilly                   3,656            5,959         9,615
Christopher E. Root                  2,036            2,304         4,340
Nancy H. Sala                        4,153              (d)         1,636          5,789
Richard P. Sergel                    8,086                          8,313         16,399
Dennis E. Snay                       4,608                            535          5,143

All directors and
executive officers,
as a group (17 persons)             84,854              (c)        42,610             127,464


                           Narragansett
                           ------------

                          Shares         Deferred
                       Beneficially        Share
    Name                Owned (a)       Equivalents (b)   Total
    ----               ------------     ---------------   -----

Richard W. Frost                     7,677              502         8,179
Cheryl A. LaFleur                    3,191            5,787         8,978
Shannon M. Larson                    3,656            5,959         9,615
Robert L. McCabe                    10,156            6,054        16,210
Lawrence J. Reilly                   3,656            5,959         9,615
Michael F. Ryan                        829               10           839
Richard P. Sergel                    8,086            8,313        16,399
Ronald L. Thomas                     1,405                          1,405
William Watkins, Jr.                 1,113                          1,113

All directors and
executive officers,
as a group (14 persons)             73,070              (c)        49,848             122,918

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

(b) Deferred share equivalents are held under the Deferred Compensation Plan or pursuant to individual deferral agreements. Under the Plan or deferral agreements, executives may elect to defer cash compensation and share awards. There are various deferral periods available under the plans. At the end of the deferral period, the compensation is paid out in the same form, cash or NEES shares, as was deferred. The rights of the executives to payment are those of general, unsecured creditors. While deferred, the shares do not have voting rights or other rights associated with ownership. As cash dividends are declared, the number of deferred share equivalents will be increased as if the dividends were reinvested in NEES common shares.

(c) Amount is less than 1 percent of the total number of shares of NEES outstanding.

(d) Ms. Sala disclaims a beneficial ownership interest in 281 shares held in custodial accounts.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

          (c)  The Narragansett Electric Company Preference
               Provisions, as amended, dated December 15, 1997
               (filed herewith).

          (d) New England Power Company Indentures General and Refunding Mortgage Indenture and Deed of Trust dated as of January 1, 1977 and twenty supplementsthereto (Exhibit 4(b) to 1980 Form 10-K, File No. 0-1229; Exhibit 4(b) to 1982 Form 10-K, File No. 0-1229; Exhibit 4(b) to 1983 Form 10-K, File No. 0-1229; Exhibit 4(b) to 1985 Form 10-K, File No. 0-1229; Exhibit 4(b) to 1986 Form 10-K, File No. 0-1229; Exhibit 4(c)(ii) to 1988 Form 10-K, File No. 1-3446; Exhibit 4(c)(ii) to 1989
               Form 10-K, File No. 1-3446; Exhibit 4(c)(ii) to 1990 Form 10-K, File No. 1-3446; Exhibit 4(c)(ii) to 1991 Form 10-K, File No. 1-3446; Exhibit 4(c)(ii) to 1992 Form 10-K, File No. 1-3446;
               Exhibit 4(d) to 1993 Form 10-K, File No. 1-3446;
               Exhibit 4(d) to 1995 Form 10-K, File No. 1-3446).

   (10) Material Contracts

          (a)  Boston Edison Company et al. and New England Power
               Company: Amended REMVEC Agreement dated August 12, 1977 (Exhibit 5-4(d), File No. 2-61881).

               (i)  Boston Edison Company et al. and New England
                    Power Company: REMVEC II Agreement dated on or about July 1, 1994 (filed herewith).

               (ii) Boston Edison Company et al. and New England
                    Power Company:  Security Analysis Service
                    Agreement dated on or about July 1, 1994
                    (filed herewith).

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

          (d) Maine Yankee Atomic Power Company et al. and New England Power Company: Capital Funds Agreement dated May 20, 1968 and Power Purchase Contract dated May 20, 1968 (Exhibit 4-5, File No. 2-29145);
               Amendments dated as of January 1, 1984, March 1, 1984 (Exhibit 10(d) to 1983 Form 10-K, File No. 1-3446), October 1, 1984, and August 1, 1985
               (Exhibit 10(d) to 1985 Form 10-K, File No. 1-3446);
               Stockholders Agreement dated May 20, 1968 (Exhibit 10-20, File No. 2-34267); Additional Power Contract dated as of February 1, 1984 (Exhibit 10(d) to 1985 Form 10-K, File No. 1-3446); 1997 Amendatory Agreement dated as of August 6, 1997 (filed herewith).

          (e)  New England Energy Incorporated Contracts

                 (i) Capital Funds Agreement with NEES dated
                     November 1, 1974 (Exhibit 10-29(b), File No.
                     2-52969); Amendment dated July 1, 1976, and
                     Amendment dated July 26, 1979 (Exhibit
                     10(g)(i) to 1980 Form 10-K, File No. 1-3446);
                     Amendment dated August 26, 1981 (Exhibit
                     10(f)(i) to 1981 Form 10-K, File No. 1-3446);
                     Amendment dated March 26, 1985 (Exhibit
                     10(e)(i) to 1985 Form 10-K, File No. 1-3446);
                     Amendment dated as of April 28, 1989 (Exhibit 10(e)(i) to 1989 Form 10-K, File No. 1-3446);
                     Amendment dated as of June 1, 1990 (Exhibit
                     10(e)(i) to 1990 Form 10-K, File No. 1-3446);
                     Amendment dated as of April 13, 1995 (Exhibit 10(e)(i) to 1996 Form 10-K, File No. 1-3446).

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

                    Amendment dated as of June 1, 1990 (Exhibit
                    10(e)(ii) to 1990 Form 10-K, File No. 1-3446);
                    Amendment dated as of April 13, 1995 (Exhibit 10(e)(ii) to 1996 Form 10-K, File No. 1-3446).

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

                 (v) Credit Agreement dated as of April 13, 1995
                     (Exhibit 10(e)(iv) to 1995 Form 10-K, File
                     No. 1-3446).

                (vi) Capital Maintenance Agreement dated November
                     15, 1985, and Assignment and Security
                     Agreement dated November 15, 1985 (Exhibit
                     10(e)(vi) to 1985 Form 10-K, File No.
                     1-3446); Amendment dated as of April 28, 1989 (Exhibit 10(e)(vi) to 1989 Form 10-K, File No. 1-3446); Amendment dated as of April 13, 1995 (Exhibit 10(e)(vi) to 1996 Form 10-K,
                     File No. 1-3446).

          (f) New England Power Company and New England Electric Transmission Corporation et al.: Phase I Terminal Facility Support Agreement dated as of December 1, 1981 (Exhibit 10(g) to 1981 Form 10-K, File No. 1-3446); Amendments dated as of June 1, 1982, and November 1, 1982 (Exhibit 10(f) to 1982 Form 10-K, File No. 1-3446); Agreement with respect to Use of the Quebec Interconnection dated as of December 1, 1981 (Exhibit 10(g) to 1981 Form 10-K, File No. 1-3446); Amendments dated as of May 1, 1982, and November 1, 1982 (Exhibit 10(f) to 1982 Form 10-K, File No. 1-3446); Amendment dated as of January 1, 1986 (Exhibit (10)(f) 1986 Form 10-K, File No.
               1-3446); Agreement for Reinforcement and
               Improvement of New England Power Company's
               Transmission System dated as of April 1, 1983 (Exhibit 10(f) to 1983 Form 10-K, File No. 1-3446);
               Lease dated as of May 16, 1983 (Exhibit 10(f) to 1983 Form 10-K, File No. 1-3446); Upper Development
               - Lower Development Transmission Line Support Agreement dated as of May 16, 1983 (Exhibit 10(f) to 1983 Form 10-K, File No. 1-3446).

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

          (i) New England Power Pool Agreement: (Exhibit 4(e), File No. 2-43025); Amendments dated July 1, 1972, and March 1, 1973 (Exhibit 10-15, File No. 2-48543); Amendment dated March 15, 1974 (Exhibit 10-5, File No. 2-52775); Amendment dated June 1, 1975 (Exhibit 10-14, File No. 2-57831); Amendment dated September 1, 1975 (Exhibit 10-13, File No. 2-59182); Amendments dated December 31, 1976, January 31, 1977, July 1, 1977, and August 1, 1977
               (Exhibit 10-16, File No. 2-61881); Amendments dated August 15, 1978, January 3, 1980, and February 1980 (Exhibit 10-3, File No. 2-68283); Amendment dated September 1, 1981 (Exhibit 10(h) to 1981 Form 10-K, File No. 1-3446); Amendment dated as of December 1, 1981 (Exhibit 10(h) to 1982 Form 10-K, File No. 1-3446); Amendments dated June 1, 1982, June 15, 1983, and October 1, 1983 (Exhibit 10(i) to 1983 Form 10-K, File No. 1-3446); Amendments dated August 1, 1985, August 15, 1985, September 1, 1985, and January 1, 1986 (Exhibit 10(i) to 1985 Form 10-K, File No. 1-3446); Amendment dated
               September 1, 1986 (Exhibit 10(i) to 1986 Form 10-K, File No. 1-3446); Amendment dated April 30, 1987 (Exhibit 10(i) to 1987 Form 10-K, File No. 1-3446);
               Amendments dated March 1, 1988 and May 1, 1988 (Exhibit 10(i) to 1988 Form 10-K, File No. 1-3446);
               Amendment dated March 15, 1989 (Exhibit 10(i) to 1989 Form 10-K, File No. 1-3446); Amendment dated October 1, 1990 (Exhibit 10(i) to 1990 Form 10-K, File No. 1-3446); Amendment dated as of September 15, 1992 (Exhibit 10(i) to 1992 Form 10-K, File No. 1-3446); Amendments dated as of June 1, 1993, July 1, 1995, and September 1, 1995 (Exhibit 10(i) to 1995 Form 10-K, File No. 1-3446); Amendment dated as of December 1, 1996 (Exhibit 10(i) to 1996 Form 10-K, File No. 1-3446); Amendment dated as of September 1, 1997 (filed herewith); Amendment dated as of November 15, 1997 (filed herewith).

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

         *(m)  New England Electric Companies' Deferred
               Compensation Plan as amended through November 26,
               1996 (Exhibit 10(m) to 1996 Form 10-K, File No. 1-
               3446).

         *(n)  New England Electric System Companies Retirement
               Supplement Plan as amended through June 1, 1996
               (Exhibit 10(n) to 1996 Form 10-K, File No. 1-3446).

         *(o)  New England Electric Companies' Executive
               Supplemental Retirement Plan I as amended through
               May 20, 1996 (Exhibit 10(o) to 1996 Form 10-K, File
               No. 1-3446).

         *(p)  New England Electric Companies' Executive
               Supplemental Retirement Plan II as amended through
               October 25, 1995 (Exhibit 10(p) to 1996 Form 10-K,
               File No. 1-3446).

         *(q)  New England Electric Companies' Incentive
               Compensation Plan I as amended through October 24,
               1995 (Exhibit 10(q) to 1996 Form 10-K, File No. 1-
               3446).

         *(r)  New England Electric Companies' Incentive
               Compensation Plan II as amended through January 1, 1995 (Exhibit 10(r) to 1995 Form 10-K, File No. 1-
               3446).

         *(s)  New England Electric Companies' Incentive
               Compensation Plan III as amended through  January
               1, 1996 (Exhibit 10(s) to 1996 Form 10-K, File No.
               1-3446).

         *(t)  New England Electric Companies' Senior Incentive
               Compensation Plan as amended through January 1,
               1995 (Exhibit 10(q) to 1995 Form 10-K, File No. 1-
               3446).

         *(u)  New England Electric System Directors Deferred
               Compensation Plan as amended through December 1,
               1996 (Exhibit 10(u) to 1996 Form 10-K, File No. 1-
               3446).

         *(v)  Forms of Life Insurance Program (Exhibit 10(s) to
               1986 Form 10-K, File No. 1-3446); and Form of Life
               Insurance (Collateral Assignment) (Exhibit 10(t) to 1991 Form 10-K, File No. 1-3446).

         *(w)  New England Electric Companies' Incentive Share
               Plan as amended through February 24, 1997 (Exhibit
               10(w) to 1996 Form 10-K, File No. 1-3446).

         *(x)  New England Electric Companies' Long-Term
               Performance Share Award Plan amended through
               February 24, 1997 (Exhibit 10(x) to 1996 Form 10-K, File No. 1-3446).

         *(y)  New England Electric System Directors' Retirement
               Plan dated May 1, 1994 (Exhibit 10(y) to 1996 Form
               10-K, File No. 1-3446).

         *(z)  Forms of Severance Protection Agreement (Exhibit
               10(z) to 1996 Form 10-K, File No. 1-3446).

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

        *(bb)  New England Electric System and John W. Rowe:
               Service Credit Letter dated December 5, 1988
               (Exhibit 10(dd) to 1992 Form 10-K, File No.
               1-3446).

        *(cc)  New England Power Service Company and the Company:
               Form of Supplemental Pension Service Credit
               Agreement (Exhibit 10(ee) to 1992 Form 10-K, File
               No. 1-3446).

         (dd) New England Power Company and New England Hydro-Transmission Electric Company, Inc. et al:
               Phase II Massachusetts Transmission Facilities Support Agreement dated as of June 1, 1985 (Exhibit 10(t) to 1986 Form 10-K, File No. 1-3446);
               Amendment dated as of May 1, 1986 (Exhibit 10(t) to 1986 Form 10-K, File No. 1-3446); Amendments dated as of February 1, 1987, June 1, 1987, September 1, 1987, and October 1, 1987 (Exhibit 10(u) to 1987 Form 10-K, File No. 1-3446); Amendment dated as of August 1, 1988 (Exhibit 10(u) to 1988 Form 10-K, File No. 1-3446); Amendment dated January 1, 1989 (Exhibit 10(u) to 1990 Form 10-K, File No. 1-3446).

         (ee) New England Power Company and New England Hydro-Transmission Corporation et al: Phase II New Hampshire Transmission Facilities Support Agreement dated as of June 1, 1985 (Exhibit 10(u) to 1986 Form 10-K, File No. 1-3446); Amendment dated as of May 1, 1986 (Exhibit 10(u) to 1986 Form 10-K, File

               No. 1-3446); Amendments dated as of February 1, 1987, June 1, 1987, September 1, 1987, and
               October 1, 1987 (Exhibit 10(v) to 1987 Form 10-K, File No. 1-3446); Amendment dated as of August 1,1988 (Exhibit 10(v) to 1988 Form 10-K, File No. 1-3446); Amendments dated January 1, 1989 and January 1, 1990 (Exhibit 10(v) to 1990 Form 10-K, File No. 1-3446).

         (ff) New England Power Company et al: Phase II New England Power AC Facilities Support Agreement dated as of June 1, 1985 (Exhibit 10(v) to 1986 Form 10-K, File No. 1-3446); Amendment dated as of May 1, 1986 (Exhibit 10(v) to 1986 Form 10-K, File No. 1-3446); Amendments dated as of February 1, 1987, June 1, 1987, and September 1, 1987 (Exhibit 10(w) to 1987 Form 10-K, File No. 1-3446); Amendment dated as of August 1, 1988 (Exhibit 10(w) to 1988 Form 10-K, File No. 1-3446).

         (gg) New England Hydro-Transmission Electric Company, Inc. and New England Electric System et al: Equity Funding Agreement dated as of June 1, 1985 (Exhibit 10(w) to 1986 Form 10-K, File No. 1-3446);
               Amendment dated as of May 1, 1986 (Exhibit 10(w) to 1986 Form 10-K, File No. 1-3446); Amendment dated as of September 1, 1987 (Exhibit 10(x) to 1987
               Form 10-K, File No. 1-3446); Amendment dated as of August 1, 1988 (Exhibit 10(x) to 1988 Form 10-K, File No. 1-3446).

         (hh) New England Hydro-Transmission Corporation and New England Electric System et al: Equity Funding Agreement dated as of June 1, 1985 (Exhibit 10(x) to 1986 Form 10-K, File No. 1-3446); Amendment dated as of May 1, 1986 (Exhibit 10(x) to 1986 Form 10-K, File No. 1-3446); Amendment dated as of September 1, 1987 (Exhibit 10(y) to 1987 Form 10-K, File No. 1-3446); Amendment dated as of August 1, 1988 (Exhibit 10(y) to 1988 Form 10-K, File No. 1-3446).

         (ii) Ocean State Power, et al., and Narragansett Energy Resources Company: Equity Contribution Agreement dated as of December 29, 1988 (Exhibit 10(aa) to 1988 Form 10-K, File No. 1-3446); Amendment dated as of September 29, 1989 (Exhibit 10(aa) to 1989 Form 10-K File No. 1-3446); Ocean State Power, et al., and New England Electric System: Equity Contribution Support Agreement dated as of December 29, 1988 (Exhibit 10(aa) to 1988 Form 10-K, File No. 1-3446); Amendment dated as of September 29, 1989 (Exhibit 10(aa) to 1989 Form 10-K, File No. 1-3446); Ocean State Power II, et al., and Narragansett Energy Resources Company:
               Equity Contribution Agreement dated as of September 29, 1989 (Exhibit 10(aa) to 1989 Form 10-K File No.

               1-3446); Ocean State Power II, et al., and New England Electric System: Equity Contribution Support Agreement dated as of September 29, 1989 (Exhibit 10(aa) to 1989 Form 10-K File No. 1-3446).

         (jj)  NEES Energy, Inc./AllEnergy Marketing Company,
               L.L.C.: Limited Liability Company Agreement dated as of September 18, 1996 (Exhibit B-1 to Amendment No. 1 to Form U-1, File No. 70-8921); Amendment No. 1 to Limited Liability Company Agreement dated as of December 3, 1997 (filed herewith).

         (kk) USGen, New England Energy, Inc. and New England Power Company and The Narragansett Electric
               Company: Asset Purchase Agreement dated as of August 5, 1997 (Exhibit 2 to Form 10-Q for period ended September 30, 1997, File No. 1-3446).

        *(ll)  New England Power Service Company and Robert L.
               McCabe: Employment Agreement entered into as of March 11, 1998 (filed herewith).


   * Compensation related plan, contract, or arrangement.


   (13) 1997 Annual Report to Shareholders (filed herewith).

   (21) Subsidiary list appears in Part I of this document.

   (24) Power of Attorney (filed herewith).

   (27) Financial Data Schedule (filed herewith).


                               NEP
                               ---

   (3)    (a)  Articles of Organization as amended through June
               27, 1987 (Exhibit 3(a) to 1988 Form 10-K, File No.
               0-1229).

          (b) By-laws of the Company as amended December 12, 1997 (filed herewith).

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

   (10) Material Contracts

          (a)  Boston Edison Company et al. and the Company:
               Amended REMVEC Agreement dated August 12, 1977
               (Exhibit 5-4(d), File No. 2-61881).

               (i)  Boston Edison Company et al. and the Company:
                    REMVEC II Agreement dated on or about July 1,
                    1997 (Exhibit 10(a)(i) to NEES' 1997 Form 10-
                    K, File No. 1-3446).

               (ii) Boston Edison Company et al. and the Company:
                    Security Analysis Services Agreement dated on or about July 1, 1997 (Exhibit 10(a)(ii) to NEES' 1997 Form 10-K, File No. 1-3446).

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

          (d)  Maine Yankee Atomic Power Company et al. and the
               Company: Capital Funds Agreement dated May 20, 1968 and Power Purchase Contract dated May 20, 1968 (Exhibit 4-5, File No. 2-29145); Amendments dated as of January 1, 1984, March 1, 1984 (Exhibit 10(d) to NEES' 1983 Form 10-K, File No. 1-3446); October 1, 1984, and August 1, 1985 (Exhibit 10(d) to NEES' 1985 Form 10-K, File No. 1-3446); Stockholders Agreement dated May 20, 1968 (Exhibit 10-20; File No. 2-34267); Additional Power Contract dated as of February 1, 1984 (Exhibit 10(d) to NEES' 1985 Form 10-K, File No. 1-3446); 1997 Amendatory Agreement dated as of August 6, 1997 (Exhibit 10(d) to NEES' 1997 Form 10-K, File No. 1-3446).

          (e) Mass. Electric and the Company: Primary Service for Resale dated February 15, 1974 (Exhibit 5-17(a), File No. 2-52969); Amendment of Service Agreement dated June 22, 1983 (Exhibit 10(b) to Mass. Electric's 1986 Form 10-K, File No. 0-5464); Amendment of Service Agreement effective
               November 1, 1993 (Exhibit 10(e) to 1993 Form 10-K, File No. 0-1229); Memorandum of Understanding effective May 22, 1994 (Exhibit 10(e) to 1994 Form 10-K, File No. 0-1229); Amendment of Service Agreement effective July 1, 1996 (filed herewith); Amendment to Service Agreement dated as of February 1, 1997 (filed herewith).

          (f)  The Narragansett Electric Company and the Company:
               Primary Service for Resale dated February 15, 1974 (Exhibit 4-1(b), File No. 2-51292); Amendment of Service Agreement dated July 26, 1990 (Exhibit 4(f) to New England Power Company's 1990 Form 10-K, File No. 0-1229). Amendment of Service Agreement dated July 24, 1991 (Exhibit 10(f) to 1991 Form 10-K,
               File No. 0-1229); Amendment of Service Agreement effective November 1, 1993 (Exhibit 10(f) to 1993 Form 10-K, File No. 0- 1229); Memorandum of Understanding effective May 22, 1994 (Exhibit 10(e) to 1994 Form 10-K, File No. 0-1229); Amendment of Service Agreement effective January 1, 1995 (Exhibit 10(f) to 1995 Form 10-K, File No. 0-1229);
               Amendment of Service Agreement effective October 30, 1995 (filed herewith); Amendment to Service Agreement dated as of February 1, 1997 (filed herewith).

          (g) New England Electric Transmission Corporation et al. and the Company: Phase I Terminal Facility Support Agreement dated as of December 1, 1981 (Exhibit 10(g) to NEES' 1981 Form 10-K, File No. 1-3446); Amendments dated as of June 1, 1982 and November 1, 1982 (Exhibit 10(f) to NEES' 1982 Form 10-K, File No. 1-3446); Agreement with respect to Use of the Quebec Interconnection dated as of

               December 1, 1981 (Exhibit 10(g) to NEES' 1981 Form 10-K, File No. 1-3446); Amendments dated as of May 1, 1982 and November 1, 1982 (Exhibit 10(f) to NEES' 1982 Form 10-K, File No. 1-3446); Amendment dated as of January 1, 1986 (Exhibit 10(f) to NEES' 1986 Form 10-K, File No. 1-3446); Agreement for Reinforcement and Improvement of the Company's Transmission System dated as of April 1, 1983 (Exhibit 10(f) to NEES' 1983 Form 10-K, File No. 1-3446); Lease dated as of May 16, 1983 (Exhibit 10(f) to NEES' 1983 Form 10-K, File No. 1-3446);
               Upper Development-Lower Development Transmission Line Support Agreement dated as of May 16, 1983 (Exhibit 10(f) to NEES' 1983 Form 10-K, File No. 1-3446).

          (h) Vermont Electric Transmission Company, Inc. et al. and the Company: Phase I Vermont Transmission Line Support Agreement dated as of December 1, 1981; Amendments dated as of June 1, 1982 and November 1, 1982 (Exhibit 10(g) to NEES' 1982 Form 10-K, File No. 1-3446); Amendment dated as of January 1, 1986 (Exhibit 10(h) to NEES' 1986 Form 10-K, File No. 1-3446).

          (i)  New England Energy Incorporated and the Company:
               Fuel Purchase Contract dated July 26, 1979, and Amendment dated August 26, 1981 (Exhibit 10(f)(iii) to NEES' 1981 Form 10-K, File No. 1-3446);
               Amendment dated March 26, 1985, and Amendment effective January 1, 1984 (Exhibit 10(e)(iii) to NEES' 1985 Form 10-K, File No. 1-3446); Amendment dated as of April 28, 1989 (Exhibit 10(e)(iii) to 1989 NEES Form 10-K, File No. 1-3446).

          (j) New England Power Pool Agreement: (Exhibit 4(e), File No. 2-43025); Amendments dated July 1, 1972, March 1, 1973 (Exhibit 10-15, File No. 2-48543);Amendment dated March 15, 1974 (Exhibit 10-5, File No. 2-52775); Amendment dated June 1, 1975 (Exhibit 10-14, File No. 2-57831); Amendment dated September 1, 1975 (Exhibit 10-13, File No. 2-59182); Amendments dated December 31, 1976, January 31, 1977, July 1, 1977, and August 1, 1977
               (Exhibit 10-16, File No. 2-61881); Amendments dated August 15, 1978, January 3, 1980, and February 1980 (Exhibit 10-3, File No. 2-68283); Amendment dated September 1, 1981 (Exhibit 10(h) to NEES' 1981 Form 10-K, File No. 1-3446); Amendment dated December 1, 1981 (Exhibit 10(h) to NEES' 1982 Form 10-K, File No. 1-3446); Amendments dated June 1, 1982,
               June 15, 1983, and October 1, 1983 (Exhibit 10(i) to NEES' 1983 Form 10-K, File 1-3446); Amendments dated August 1, 1985, August 15, 1985, September 1, 1985, and January 1, 1986 (Exhibit 10(i) to NEES' 1985 Form 10-K, File No. 1-3446); Amendment dated September 1, 1986 (Exhibit 10(i) to NEES' 1986 Form

               10-K, File No. 1-3446); Amendment dated April 30, 1987 (Exhibit 10(i) to NEES' 1987 Form 10-K, File No. 1-3446); Amendments dated March 1, 1988 and May 1, 1988 (Exhibit 10(i) to NEES' 1988 Form 10-K,
               File No. 1-3446); Amendment dated March 15, 1989 (Exhibit 10(i) to 1989 NEES Form 10-K, File No. 1-3446); Amendment dated October 1, 1990 (Exhibit 10(i) to 1990 NEES Form 10-K, File No. 1-3446);
               Amendment dated October 1, 1990 Exhibit 10(i) to 1990 NEES Form 10-K, File No. 1-3446); Amendment dated as of September 15, 1992 (Exhibit 10(i) to 1992 NEES Form 10-K, File No. 1-3446); Amendments dated as of June 1, 1993, July 1, 1995, and September 1, 1995 (Exhibit 10(i) to 1995 NEES Form 10-K, File No. 1-3446); Amendment dated as of December 1, 1996 (Exhibit 10(i) to 1996 NEES Form 10-K, File No. 1-3446). Amendment dated as of September 1, 1997 and Amendment dated as of November 15, 1997 (Exhibit 10(i) to 1997 NEES Form 10-K, File No. 1-3446).

          (k)  New England Power Service Company and the Company:
               Specimen of Service Contract (Exhibit 10(l) to 1994 Form 10-K, File No. 0-1229).

          (l)  Massachusetts Electric Company, et al. and the
               Company: Form of Mutual Assistance Agreement
               (Exhibit 10(n) to 1996 Form 10-K, File No. 0-1229).

          (m)  Massachusetts Electric Company, et al. and the
               Company: Restructuring Settlement Agreement approved by the Massachusetts Department of Public
               Utilities (Exhibit 10(o) to 1996 Form 10-K, File
               No. 0-1229).

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

         *(q)  New England Electric Companies' Deferred
               Compensation Plan as amended through November 26,
               1996 (Exhibit 10(m) to NEES' 1996 Form 10-K, File
               No. 1-3446).

         *(r)  New England Electric System Companies Retirement
               Supplement Plan as amended through June 1, 1996
               (Exhibit 10(n) to NEES' 1996 Form 10-K, File No.
               1-3446).

         *(s)  New England Electric Companies' Executive
               Supplemental Retirement Plan I as amended through
               May 20, 1996 (Exhibit 10(o) to NEES' 1996 Form
               10-K, File No. 1-3446).

         *(t)  New England Electric Companies Executive
               Supplemental Retirement Plan II as amended through
               October 25, 1995 (Exhibit 10(p) to NEES' 1996 Form
               10-K, File No. 1-3446).

         *(u)  New England Electric Companies' Incentive
               Compensation Plan I as amended through October 24,
               1995 (Exhibit 10(p) to NEES' 1996 Form 10-K, File
               No. 1-3446).

         *(v)  New England Electric Companies' Incentive
               Compensation Plan II as amended through January 1,
               1995 (Exhibit 10(r) to NEES' 1995 Form 10-K, File
               No. 1-3446).

         *(w)  New England Electric Companies' Incentive
               Compensation Plan III as amended through January 1, 1996 (Exhibit 10(s) to NEES' 1996 Form 10-K, File
               No. 1-3446).

         *(x)  New England Electric Companies' Senior Incentive
               Compensation Plan as amended through January 1,
               1995 (Exhibit 10(q) to NEES' 1995 Form 10-K, File
               No. 1-3446).

         *(y) Forms of Life Insurance Program: (Exhibit 10(s) to NEES' 1986 Form 10-K, File No. 1-3446); and Form of Life Insurance (Collateral Assignment) (Exhibit 10(t) to NEES' 1991 Form 10-K, File No. 1-3446).

         *(z)  New England Electric Companies' Incentive Share
               Plan as amended through February 24, 1997 (Exhibit
               10 (w) to NEES 1996 Form 10-K, File No. 1-3446).

        *(aa)  New England Electric System Directors' Retirement
               Plan dated May 1, 1994 (Exhibit 10(y) to 1996 NEES
               Form 10-K, File No. 1-3446.

        *(bb)  Forms of Severance Protection Agreement (Exhibit 10
               (z) to NEES' 1996 Form 10-K, File No. 1-3446).

        *(cc)  New England Electric Companies' Long-Term
               Performance Share Award Plan amended through
               February 24, 1997 (Exhibit 10(x) to NEES' 1996 Form 10-K, File No. 1-3446).

         (dd) New England Hydro-Transmission Electric Company, Inc. et al. and the Company: Phase II Massachusetts Transmission Facilities Support Agreement dated as of June 1, 1985 (Exhibit 10(t) to NEES' 1986 Form 10-K, File No. 1-3446);
               Amendment dated as of May 1, 1986 (Exhibit 10(t) to NEES' 1986 Form 10-K, File No. 1-3446); Amendments dated as of February 1, 1987, June 1, 1987, September 1, 1987, and October 1, 1987 (Exhibit 10(u) to NEES' 1987 Form 10-K, File No. 1-3446);
               Amendment dated as of August 1, 1988 (Exhibit 10(u) to NEES' 1988 Form 10-K, File No. 1-3446);
               Amendment dated January 1, 1989 (Exhibit 10(u) to NEES' 1990 Form 10-K, File No. 1-3446).

         (ee) New England Hydro-Transmission Corporation et al. and the Company: Phase II New Hampshire Transmission Facilities Support Agreement dated as of June 1, 1985 (Exhibit 10(u) to NEES' 1986 Form 10-K, File No. 1-3446); Amendment dated as of
               May 1, 1986 (Exhibit 10(u) to NEES' 1986 Form 10-K, File No. 1-3446); Amendments dated as of February 1, 1987, June 1, 1987, September 1, 1987, and
               October 1, 1987 (Exhibit 10(v) to NEES' 1987 Form 10-K, File No. 1-3446). Amendment dated as of August 1, 1988 (Exhibit 10(v) to NEES' 1988 Form 10-K, File No. 1-3446); Amendments dated January 1, 1989 and January 1, 1990 (Exhibit 10 (v) to NEES' 1990 Form 10-K, File No. 1-3446).

         (ff)  Vermont Electric Power Company et al. and the
               Company: Phase II New England Power AC Facilities Support Agreement dated as of June 1, 1985 (Exhibit 10(v) to NEES' 1986 Form 10-K, File No. 1-3446);
               Amendment dated as of May 1, 1986 (Exhibit 10(v) to NEES' 1986 Form 10-K, File No. 1-3446). Amendments dated as of February 1, 1987, June 1, 1987, and September 1, 1987 (Exhibit 10(w) to NEES' 1987 Form 10-K, File No. 1-3446); Amendment dated as of August 1, 1988 (Exhibit 10(w) to NEES' 1988 Form 10-K, File No. 1-3446).

         (gg)  USGen New England Contracts

               (i) Asset Purchase Agreement between the Company and The Narragansett Electric Company: dated as of August 5, 1997 (Exhibit 2 to NEES' Form 10-Q for period ended September 30, 1997, File No. 1-3446).

               (ii) Wholesale Sales Agreement between the Company and USGen New England, Inc. dated as of August 5, 1997 (filed herewith).

               (iii) PPA Transfer Agreement between the Company
                     and USGen New England, Inc. dated as of
                     August 5, 1997 (filed herewith).

               (iv) Form of PSA Performance Support Agreement between the Company, USGen New England, Inc., and each of the following; North Attleboro Electric Department, Groton Electric Light Department, Middleton Municipal Electric Department, Hingham Municipal Lighting Plant, Town of Holden Municipal Light Department, Unitil Power Corp. (Salem Harbor), Unitil Power Corp. (Ocean State), Bangor Hydro-Electric Company, Montaup Electric Company, Central Vermont Public Service Corporation, Braintree Electric Light Department, Littleton Electric Light Department, Massachusetts Government Land Bank, Reading
                     (MA) Municipal Light Department, Shrewsbury
                     Electric Light Plant, Taunton Municipal Light Plant, and Vermont Electric Company, dated as of August 5, 1997 (filed herewith).

        *(hh)  New England Power Company and Andrew H. Aitken:
               Employment Agreement entered into as of December 9, 1997 (filed herewith).

   * Compensation related plan, contract, or arrangement.

   (13) 1997 Annual Report to Stockholders (filed herewith).

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

          (b) By-Laws of the Company as amended December 12, 1997 (filed herewith).

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

   (10) Material Contracts

          (a)  Boston Edison Company et al. and Company:  Amended
               REMVEC Agreement dated August 12, 1977 (Exhibit
               5-4(d), File No. 2-61881).

               (i)   Boston Edison Company et al. and Company:
                     REMVEC II Agreement dated on or about July 1, 1997 (Exhibit 10(a)(i) to NEES' 1997 Form 10-K, File No. 1-3446).

               (ii)  Boston Edison Company et al. and Company:
                     Security Analysis Services Agreement dated on or about July 1, 1997 (Exhibit 10(a)(ii) to NEES' 1997 Form 10- K, File No. 1-3446).

          (b) New England Power Company and the Company: Primary Service for Resale dated February 15, 1974 (Exhibit 5-17(a), File No. 2-52969); Amendment of Service Agreement dated July 22, 1983 (Exhibit 10(b) to 1986 Form 10-K, File No. 0-5464); Amendment of Service Agreement effective November 1, 1993 (Exhibit 10(e) to 1993 NEP Form 10-K, File No. 0-
               1229); Memorandum of Understanding effective May 22, 1994 (Exhibit 10(e) to 1994 NEP Form 10-K, File No. 0-1229); Amendment of Service Agreement effective July 1, 1996 (Exhibit 10(e) to 1997 NEP Form 10-K, File No. 0-1229); Amendment to Service Agreement dated as of February 1, 1997 (Exhibit 10(e) to 1997 NEP Form 10-K, File No. 0-1229).

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

               10(i) to NEES' 1985 Form 10-K, File No. 1-3446);
               Amendment dated September 1, 1986 (Exhibit 10(i) to NEES' 1986 Form 10-K, File No. 1-3446); Amendments dated April 30, 1987 (Exhibit 10(i) to NEES' 1987 Form 10-K, File No. 1-3446); Amendments dated
               March 1, 1988 and May 1, 1988 (Exhibit 10(i) to NEES' 1988 Form 10-K, File No. 1-3446); Amendment dated March 15, 1989 (Exhibit 10(i) to 1989 NEES Form 10-K, File No. 1-3446). Amendment dated October 1, 1990 (Exhibit 10(i) to 1990 NEES Form 10-K, File No. 1-3446); Amendment dated as of September 15, 1992 (Exhibit 10(i) to 1992 NEES Form 10-K, File No. 1-3446). Amendments dated as of June 1, 1993, July 1, 1995, and September 1, 1995 (Exhibit 10(i) to 1995 NEES Form 10-K, File No. 1-
               3446); Amendment dated as of December 1, 1996 (Exhibit 10(i) to 1996 NEES Form 10-K, File No. 1-
               3446); Amendment dated as of November 28, 1997 (Exhibit 10(i) to 1997 NEES Form 10-K, File No. 1-
               3446); Amendment dated as of September 1, 1997 and Amendment dated as of November 15, 1997 (Exhibit 10(i) to 1997 NEES Form 10-K, File No. 1-3446).

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

          (w)  Amended and Restated Wholesale Standard Offer
               Service Agreement among the Company, Nantucket
               Electric Company, and USGen New England, Inc. dated as of October 29, 1997 (filed herewith).

   * Compensation related plan, contract, or arrangement.

   (12) Statement re computation of ratios for incorporation by reference into the Mass. Electric registration statement on Form S-3, Commission File No. 333-46431 (filed herewith).

   (13) 1997 Annual Report to Stockholders (filed herewith).

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

          (b)  The Narragansett Electric Company Preference
               Provisions, as amended, dated December 15, 1997
               (Exhibit 4(c) to 1997 NEES Form 10-K, File No. 1-
               3446).

   (10) Material Contracts

          (a)  Boston Edison Company et al. and the Company:
               Amended REMVEC Agreement dated August 12, 1977
               (Exhibit 5-4(d), File No. 2-61881).

               (i)   Boston Edison Company et al. and the Company:
                     REMVEC II Agreement dated on or about July 1, 1997 (Exhibit 10(a)(i) to NEES' 1997 Form 10-K, File No. 1-3446).

               (ii)  Boston Edison Company et al. and the Company:
                     Security Analysis Services Agreement dated on or about July 1, 1997 (Exhibit 10(a)(ii) to NEES' 1997 Form 10-K, File No. 1-3446).

          (b) New England Power Company and the Company: Primary Service for Resale dated February 15, 1974 (Exhibit 4-1(b), File No. 2-51292); Amendment of Service Agreement dated July 26, 1990 (Exhibit 10(f) to 1990 NEP Form 10-K, File No. 0-1229); Amendment of Service Agreement dated July 24, 1991 (Exhibit 4(f) to 1991 NEP Form 10-K, File No. 0-1229); Amendment of Service Agreement effective November 1, 1993 (Exhibit 10(f) to 1993 NEP Form 10-K, File No. 0-
               1229); Memorandum of Understanding effective May 22, 1994 (Exhibit 10(f) to 1994 NEP Form 10-K, File No. 0-1229); Amendment of Service Agreement effective January 1, 1995 (Exhibit 10(f) to 1995 NEP Form 10-K, File No. 0-1229); Amendment of Service Agreement effective October 30, 1995, Amendment of Service Agreement dated as of February 1, 1997 (Exhibit 10(f) to 1997 NEP Form 10-K, File No. 0-1229).

          (c) New England Power Pool Agreement: (Exhibit 4(e), File No. 2-43025); Amendments dated July 1, 1972, and March 1, 1973 (Exhibit 10-15, File No. 2-48543); Amendment dated March 15, 1974 (Exhibit 10-5, File No. 2-52775); Amendment dated June 1, 1975 (Exhibit 10-14, File No. 2-57831); Amendment dated September 1, 1975 (Exhibit 10-13, File No. 2-59182); Amendments dated December 31, 1976, January 31, 1977, July 1, 1977, and August 1, 1977
               (Exhibit 10-16, File No. 2-61881); Amendments dated August 15, 1978, January 3, 1980, and February 1980 (Exhibit 10-3, File No. 2-68283); Amendment dated September 1, 1981 (Exhibit 10(h) to NEES' 1981 Form 10-K, File No. 1-3446); Amendment dated December 1, 1981 (Exhibit 10(h) to NEES' 1982 Form 10-K, File No. 1-3446); Amendments dated June 1, 1982,
               June 15, 1983, and October 1, 1983 (Exhibit 10(i) to NEES' 1983 Form 10-K, File No. 1-3446);
               Amendments dated August 1, 1985, August 15, 1985, September 1, 1985, and January 1, 1986 (Exhibit 10
               (i) to NEES' 1985 Form 10-K, File No. 1-3446);
               Amendment dated September 1, 1986 (Exhibit 10(i) to NEES' 1986 Form 10-K, File No. 1-3446); Amendment dated April 30, 1987 (Exhibit 10(i) to NEES' 1987 Form 10-K, File No. 1-3446); Amendments dated March 1, 1988 and May 1, 1988 (Exhibit 10(i) to NEES' 1988 Form 10-K, File No. 1-3446); Amendment dated

               March 15, 1989 (Exhibit 10(i) to 1989 NEES Form 10-K, File No. 1-3446). Amendment dated October 1, 1990 (Exhibit 10(i) to 1990 NEES' Form 10-K, File No. 1-3446); Amendment dated as of September 15, 1992 (Exhibit 10(i) to NEES' 1992 Form 10-K, File No. 1-3446); Amendments dated as of June 1, 1993, July 1, 1995, and September 1, 1995 (Exhibit 10(i) to NEES' 1995 Form 10-K, File No. 1-3446);
               Amendment dated as of December 1, 1996 (Exhibit 10(i) to 1996 NEES Form 10-K, File No. 1-3446);
               Amendment dated as of September 1, 1997 and Amendment dated as of November 15, 1997 (Exhibit 10(i) to 1997 NEES Form 10-K, File No. 1-3446).

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

         *(t)  New England Electric System Directors' Retirement
               Plan dated May 1, 1994 (Exhibit 10 (y) to NEES 1996 Form 10-K, File No. 1-3446).

         *(u)  Forms of Severance Protection Agreement (Exhibit
               10(z) to NEES' 1996 Form 10-K, File No. 1-3446).

          (v)  USGen New England, Inc. Contracts

               (i) Asset Purchase Agreement between the Company and New England Power Company dated as of August 5, 1997 (Exhibit 2 to NEES' Form 10-Q for the period ended September 30, 1997, File No. 1-3446).

               (ii) Amended and Restated Wholesale Standard Offer
                    Service Agreement between the Company and USGen New England, Inc. dated as of October
                    29, 1997 (filed herewith).

   * Compensation related plan, contract, or arrangement.

   (12) Statement re computation of ratios for incorporation by reference into the Narragansett registration statement on Form S-3, Commission File No. 33-61131 (filed herewith).

   (13) 1997 Annual Report to Stockholders (filed herewith).

   (24) Power of Attorney (filed herewith).

   (27) Financial Data Schedule (filed herewith).


Reports on Form 8-K

                               NEES
                               ----

    NEES filed reports on Form 8-K dated November 21, 1997,
December 3, 1997, December 12, 1997, and December 23, 1997, all of which contained ITEM 5.

                               NEP
                               ---

    NEP filed reports on Form 8-K dated November 21, 1997, December 12, 1997, and December 23, 1997, all of which contained ITEM 5.

                          Mass. Electric
                          --------------

    Mass. Electric filed reports on Form 8-K dated November 25,
1997, December 12, 1997, and December 23, 1997, all of which contained ITEM 5.

                           Narragansett
                           ------------

    Narragansett filed reports on Form 8-K dated November 25, 1997 and December 12, 1997, both of which contained ITEM 5.

                  NEW ENGLAND ELECTRIC SYSTEM

                           SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned thereunto duly authorized.

                                   NEW ENGLAND ELECTRIC SYSTEM*

                                   s/Richard P. Sergel

                                      Richard P. Sergel
                                      President and
                                      Chief Executive Officer
March 31, 1998

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     (Signature and Title)

  Principal Executive Officer

     s/Richard P. Sergel

     Richard P. Sergel
     President and
     Chief Executive Officer


  Principal Financial Officer

     s/Michael E. Jesanis

     Michael E. Jesanis
     Senior Vice President and
     Chief Financial Officer


  Principal Accounting Officer

     s/John G. Cochrane

     John G. Cochrane
     Treasurer


  Directors (a majority)

     Joan T. Bok
     William M. Bulger
     Alfred D. Houston
     Paul L. Joskow
     John M. Kucharski
     Edward H. Ladd
     Joshua A. McClure
     George M. Sage                       s/John G. Cochrane
     Richard P. Sergel            All by:
     Charles E. Soule                       John G. Cochrane
     Anne Wexler                            Attorney-in-fact
     James Q. Wilson
     James R. Winoker

Date (as to all signatures on this page)

March 31, 1998

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

                                   NEW ENGLAND POWER COMPANY

                                   s/Lawrence E. Bailey


                                     Lawrence E. Bailey
                                     President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company.

     (Signature and Title)

  Principal Executive Officer


     s/Lawrence E. Bailey

     Lawrence E. Bailey
     President

  Principal Financial Officer


     s/John G. Cochrane

     John G. Cochrane
     Treasurer


  Principal Accounting Officer


     s/Howard W. McDowell

     Howard W. McDowell
     Controller


  Directors (a majority)

     Lawrence E. Bailey
     Alfred D. Houston
     Cheryl A. LaFleur                    s/John G. Cochrane
                                   All by:
                                            John G. Cochrane
                                            Attorney-in-fact


Date (as to all signatures on this page)

March 31, 1998

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

     (Signature and Title)

   Principal Executive Officer


     s/Lawrence J. Reilly

     Lawrence J. Reilly
     President

   Principal Financial Officer


     s/John G. Cochrane

     John G. Cochrane
     Treasurer

   Principal Accounting Officer


     s/Howard W. McDowell

     Howard W. McDowell
     Controller

   Directors (a majority)

     Cheryl A. LaFleur
     Robert L. McCabe
     Lydia M. Pastuszek
      Lawrence J. Reilly
       Christopher E. Root                s/John G. Cochrane
     Richard P. Sergel             All by:
     Dennis E. Snay                      John G. Cochrane
                                         Attorney-in-fact


Date (as to all signatures on this page)

March 31, 1998

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

     (Signature and Title)

   Principal Executive Officer


     s/Lawrence J. Reilly

     Lawrence J. Reilly
     President

   Principal Financial Officer


     s/John G. Cochrane

     John G. Cochrane
     Treasurer


   Principal Accounting Officer


     s/Howard W. McDowell

     Howard W. McDowell
     Controller

    Directors (a majority)

                                           s/John G. Cochrane
     Cheryl A. LaFleur             All by:
     Robert L. McCabe                     John G. Cochrane
     Lawrence J. Reilly                   Attorney-in-fact
     Michael F. Ryan
     Richard P. Sergel
     Ronald L. Thomas




Date (as to all signatures on this page)

March 31, 1998

                 NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                        INDEX TO FINANCIAL STATEMENTS

                                                       References (Page)
                                                       -----------------------
                                                            1997 Annual
                                                     Form    Report to
                                                     10-K   Shareholders*
                                                     ----   -------------

Report of Independent Accountants...........................                     45

 Statements of Consolidated Income,
   Year Ended December 31, 1997, 1996 and 1995.............            23

 Statements of Consolidated Retained Earnings,
   Year Ended December 31, 1997, 1996 and 1995.............            23

 Consolidated Balance Sheets, December 31, 1997 and 1996...            24

 Consolidated Statements of Cash Flows,
   Year Ended December 31, 1997, 1996 and 1995.............            25

 Consolidated Statements of Capitalization,
   December 31, 1997 and 1996..............................            26

Notes to Financial Statements...............................                  27-44

For the Year Ended December 31, 1997, 1996 and 1995:

 Consent of Independent Accountants........................           103

 * Incorporated by Reference




             CONSENT OF INDEPENDENT ACCOUNTANTS
             ----------------------------------



  We consent to the incorporation by reference in the registration statements of New England Electric System on Form S-3 of the Dividend Reinvestment and Common Share Purchase Plan (File No. 33-12313) and on Forms S-8 of the New England Electric System Companies Incentive Thrift Plan (File No. 33-26066), the New England Electric System Companies Incentive Thrift Plan II (File No. 33-35470) and the Yankee Atomic Electric Company Thrift Plan (File No. 2-67531) of our report dated March 2, 1998 on our audits of the consolidated financial statements of New England Electric System and subsidiaries as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, which report is incorporated by reference in this Annual Report on Form 10-K.

  We also consent to the incorporation by reference in the registration statements of New England Electric System on Form S-4 (File No. 333-47383), Massachusetts Electric Company on Form S-3 (File No. 333-46431) and The Narragansett Electric Company on Form S-3 (File No. 33-61131) of our reports dated March 2, 1998 on our audits of the financial statements of New England Electric System, Massachusetts Electric Company and The Narragansett Electric Company, respectively, as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, which reports are incorporated by reference in this Annual Report on Form 10-K.



                                    s/ Coopers & Lybrand L.L.P.

Boston, Massachusetts                COOPERS & LYBRAND L.L.P.
March 30, 1998

                          NEW ENGLAND POWER COMPANY
                        INDEX TO FINANCIAL STATEMENTS


                                                       References (Page)
                                                       ----------------------
                                                            1997 Annual
                                                     Form    Report to
                                                     10-K   Shareholders*
                                                     ----   -------------

Report of Independent Accountants...........................                      1

Statements of Income,
 Year Ended December 31, 1997, 1996 and 1995...............            12

Statements of Retained Earnings,
 Year Ended December 31, 1997, 1996 and 1995...............            12

Balance Sheets, December 31, 1997 and 1996..................                     13

Statements of Cash Flows,
 Year Ended December 31, 1997, 1996 and 1995...............            14

Notes to Financial Statements...............................                  15-35

For the Year Ended December 31, 1997, 1996 and 1995:

 Consent of Independent Accountants.......................            103


* Incorporated by Reference.


                        MASSACHUSETTS ELECTRIC COMPANY
                        INDEX TO FINANCIAL STATEMENTS


                                                           References (Page)
                                                        ----------------------
                                                            1997 Annual
                                                     Form    Report to
                                                     10-K   Shareholders*
                                                     ----   -------------

Report of Independent Accountants...........................               1

Statements of Income,
 Year Ended December 31, 1997, 1996 and 1995...............                8

Statements of Retained Earnings,
 Year Ended December 31, 1997, 1996 and 1995...............                8

Balance Sheets, December 31, 1997 and 1996..................               9

Statements of Cash Flows,
 Year Ended December 31, 1997, 1996 and 1995...............               10

Notes to Financial Statements...............................                11-25

For the Year Ended December 31, 1997, 1996 and 1995:

 Consent of Independent Accountants........................         103

 * Incorporated by Reference.


                      THE NARRAGANSETT ELECTRIC COMPANY
                        INDEX TO FINANCIAL STATEMENTS


                                                             References (Page)
                                                             ----------------------

                                                            1997 Annual
                                                     Form    Report to
                                                     10-K   Shareholders*
                                                     ----   -------------
Report of Independent Accountants...........................                      1

Statements of Income,
 Year Ended December 31, 1997, 1996 and 1995...............             8

Statements of Retained Earnings,
 Year Ended December 31, 1997, 1996 and 1995...............             8

Balance Sheets, December 31, 1997 and 1996..................                      9

Statements of Cash Flows,
 Year Ended December 31, 1997, 1996 and 1995...............            10

Notes to Financial Statements...............................                  11-24

For the Year Ended December 31, 1997, 1996 and 1995:

 Consent of Independent Accountants........................           103

 * Incorporated by Reference.
