Form 10-Q
period 1998-03-31
NEW ENGLAND ELECTRIC SYSTEM
filed 1998-05-13
CIK 71297

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


  (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998

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

                       Yes (X)      No ( )

Common Shares, par value $1 per share, authorized and outstanding: 64,183,918 shares at March 31, 1998.

PART I FINANCIAL STATEMENTS
Item 1. Financial Statements
----------------------------

                   NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                        Statements of Consolidated Income
                              Periods Ended March 31
                                   (Unaudited)
                                                Three Months                           Twelve Months
                                                ------------                           -------------
                                            1998     1997      1998       1997
                                            ----     ----      ----       ----
                                                         (In Thousands)
Operating revenue                         $619,563 $638,146 $2,484,007 $2,402,625
                                          -------- -------- ---------- ----------

Operating expenses:
  Fuel for generation                       85,784   99,226    359,019    359,928
  Purchased electric energy                122,675  144,530    506,374    528,240
  Other operation                          154,594  123,874    587,378    509,443
  Maintenance                               38,013   31,056    150,329    126,558
  Depreciation and amortization             55,247   66,005    225,734    246,708
  Taxes, other than income taxes            40,219   39,728    146,985    144,836
  Income taxes                              35,885   38,765    149,144    138,786
                                          -------- -------- ---------- ----------
       Total operating expenses            532,417  543,184  2,124,963  2,054,499
                                          -------- -------- ---------- ----------
       Operating income                     87,146   94,962    359,044    348,126

Other income:
  Equity in income of generating companies   2,346    2,700      9,886     10,365
  Other income (expense), net                   20   (1,666)   (14,067)    (9,297)
                                          -------- -------- ---------- ----------
       Operating and other income           89,512   95,996    354,863    349,194
                                          -------- -------- ---------- ----------
Interest:
  Interest on long-term debt                25,039   27,528    104,822    110,163
  Other interest                             5,947    3,791     19,096     19,051
  Allowance for borrowed funds used during
   construction                               (456)    (643)    (1,721)    (2,381)
                                          -------- -------- ---------- ----------
       Total interest                       30,530   30,676    122,197    126,833
                                          -------- -------- ---------- ----------

Income after interest                       58,982   65,320    232,666    222,361
Preferred dividends and net gain on
  reacquisition of preferred stock             571    1,833     11,057      6,124
Minority interests                           1,533    1,667      6,513      6,977
                                          -------- -------- ---------- ----------

       Net income                         $ 56,878 $ 61,820 $  215,096 $  209,260
                                          ======== ======== ========== ==========

Average common shares - Basic           64,532,863          64,969,652 64,791,620     64,969,652
Average common shares - Diluted         64,616,568          65,026,034 64,851,221     65,003,920

Per share data:
   Net income Basic and Diluted               $.88      $.95     $3.32      $3.22
   Dividends declared                         $.59      $.59     $2.36      $2.36


                   Statements of Consolidated Retained Earnings


Retained earnings at beginning of period  $954,518  $887,292 $ 910,841  $ 854,720
Net income                                  56,878    61,820   215,096    209,260
Dividends declared on common shares        (37,875)  (38,271) (152,416)  (153,139)
                                          --------  -------- ---------  ---------
Retained earnings at end of period        $973,521  $910,841 $ 973,521  $ 910,841
                                          ========  ======== =========  =========


    The accompanying notes are an integral part of these financial statements.

               NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                        Consolidated Balance Sheets
                                (Unaudited)
                                                       March 31,                  December 31,
                                  ASSETS                 1998          1997
                                  ------                 ----          ----
                                                             (In Thousands)

Utility plant, at original cost                        $ 5,896,726   $5,860,101
 Less accumulated provisions for depreciation
  and amortization                                       2,030,580    1,995,017
                                                       -----------   ----------
                                                         3,866,146    3,865,084
Construction work in progress                               42,945       48,708
                                                       -----------   ----------
      Net utility plant                                  3,909,091    3,913,792
                                                       -----------   ----------
Oil and gas properties, at full cost                             -    1,299,817
 Less accumulated provision for amortization                     -    1,128,659
                                                       -----------   ----------
      Net oil and gas properties                                 -      171,158
                                                       -----------   ----------
Investments:
 Nuclear power companies, at equity                         50,638       49,825
 Other subsidiaries, at equity                              37,771       37,418
 Other investments                                         124,807      117,645
                                                       -----------   ----------
      Total investments                                    213,216      204,888
                                                       -----------   ----------
Current assets:
 Cash                                                       20,648       14,264
 Accounts receivable, less reserves of $18,692,000
  and $17,834,000                                          259,863      257,185
 Unbilled revenues                                          62,907       71,260
 Fuel, materials, and supplies, at average cost             78,733       66,509
 Prepaid and other current assets                           67,071       64,265
                                                       -----------   ----------
      Total current assets                                 489,222      473,483
                                                       -----------   ----------
Accrued Yankee nuclear plant costs                         285,273      299,564
Deferred charges and other assets                          375,214      248,762
                                                       -----------   ----------
                                                       $ 5,272,016   $5,311,647
                                                       ===========   ==========
                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common share equity:
   Common shares, par value $1 per share:
     Authorized - 150,000,000 shares
     Issued - 64,969,652 shares
     Outstanding - 64,183,918 shares and 64,537,777 shares          $    64,970     $   64,970
 Paid-in capital                                           736,699      736,605
 Retained earnings                                         973,521      954,518
 Treasury stock - 785,734 shares and 431,875 shares        (30,946)     (16,415)
 Unrealized gain on securities, net                          6,954        4,764
                                                       -----------   ----------
      Total common share equity                          1,751,198    1,744,442

 Minority interests in consolidated subsidiaries            42,676       43,062
 Cumulative preferred stock of subsidiaries                 39,087       39,113
 Long-term debt                                          1,367,173    1,487,481
                                                       -----------   ----------
      Total capitalization                               3,200,134    3,314,098
                                                       -----------   ----------
Current liabilities:
 Long-term debt due within one year                         25,320       89,910
 Short-term debt                                           334,325      251,950
 Accounts payable                                          167,664      136,218
 Accrued taxes                                              59,612       14,831
 Accrued interest                                           20,343       24,969
 Dividends payable                                          36,215       36,162
 Other current liabilities                                 103,534      120,002
                                                       -----------   ----------
      Total current liabilities                            747,013      674,042
                                                       -----------   ----------
Deferred federal and state income taxes                    713,721      720,375
Unamortized investment tax credits                          89,499       90,018
Accrued Yankee nuclear plant costs                         285,273      299,564
Other reserves and deferred credits                        236,376      213,550
                                                       -----------   ----------
                                                       $ 5,272,016   $5,311,647
                                                       ===========   ==========
The accompanying notes are an integral part of these financial statements.

               NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                          Quarters Ended March 31
                                (Unaudited)
                                                         1998          1997
                                                         ----          ----
                                                             (In Thousands)
Operating activities:
   Net income                                           $  56,878    $  61,820
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                           55,992       66,895
   Deferred income taxes and investment tax credits, net   (9,249)     (18,875)
   Allowance for funds used during construction              (456)        (643)
   Minority interests                                       1,533        1,667
   Decrease (increase) in accounts receivable,
    net and unbilled revenues                               5,786        6,939
   Decrease (increase) in fuel, materials, and supplies   (12,224)      (3,755)
   Decrease (increase) in prepaid and other current assets (2,742)       7,479
   Increase (decrease) in accounts payable                 31,416      (21,414)
   Increase (decrease) in other current liabilities        23,586       64,790
   Other, net                                              10,032       14,457
                                                        ---------    ---------
      Net cash provided by operating activities         $ 160,552    $ 179,360
                                                        ---------    ---------

Investing activities:
   Plant expenditures, excluding allowance for
     funds used during construction                     $ (41,343)   $ (54,075)
   Oil and gas exploration and development                      -       (1,769)
   Proceeds from sale of New England Energy Incorporated
    oil and gas properties                                 50,000            -
   Other investing activities                              (6,045)      (3,732)
                                                        ---------    ---------
      Net cash provided by (used in) investing activities            $   2,612 $ (59,576)
                                                        ---------    ---------

Financing activities:
   Dividends paid to minority interests                 $  (1,574)   $  (1,751)
   Dividends paid on NEES common shares                   (38,168)     (38,143)
   Short-term debt                                         82,375      (31,200)
   Long-term debt - issues                                 25,000            -
   Long-term debt - retirements                          (209,950)     (47,445)
   Repurchase of common shares                            (14,437)      (1,426)
   Preferred stock - redemptions                              (26)           -
                                                        ---------    ---------
      Net cash used in financing activities             $(156,780)   $(119,965)
                                                        ---------    ---------

Net increase (decrease) in cash and cash equivalents    $   6,384    $    (181)

Cash and cash equivalents at beginning of period           14,264        8,477
                                                        ---------    ---------
Cash and cash equivalents at end of period              $  20,648    $   8,296
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

   NEES and/or its subsidiaries have been named as potentially responsible parties (PRPs) by either the United States Environmental Protection Agency or the Massachusetts Department of Environmental Protection for 20 sites at which hazardous waste is alleged to have been disposed. Private parties have also contacted or initiated legal proceedings against NEES and certain subsidiaries regarding hazardous waste cleanup. The most prevalent types of hazardous waste sites with which NEES and its subsidiaries have been associated are manufactured gas locations. (Until the early 1970s, NEES was a combined electric and gas holding company system.) NEES is aware of approximately 40 such manufactured gas locations, mostly located in Massachusetts. The NEES companies have been identified as PRPs at 10 of these manufactured gas locations, which are included in the 20 PRP sites discussed above. NEES is engaged in various phases of investigation and remediation work at approximately 20 of the manufactured gas locations. NEES and its subsidiaries are currently aware of other possible hazardous waste sites, and may in the future become aware of additional sites, that they may be held responsible for remediating.

   In 1993, the Massachusetts Department of Public Utilities approved a settlement agreement regarding the rate recovery of remediation costs of former manufactured gas sites and certain other hazardous waste sites located in Massachusetts. Under that agreement, qualified costs related to these sites are paid out of a special fund established on Massachusetts Electric Company's (Massachusetts Electric) books. Massachusetts Electric made an initial $30 million contribution to the fund. Rate-recoverable contributions of $3 million, adjusted since 1993 for inflation, are added annually to the fund along with interest and any recoveries from insurance carriers. At March 31, 1998, the fund had a balance of $46 million.

   Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by NEES or its subsidiaries. The NEES companies have recovered amounts from certain insurers, and, where appropriate, intend to seek recovery from other insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful. At March 31, 1998, NEES had total reserves for environmental response costs of $58 million. This represents an increase from the balance at the end of 1997. Since the majority of the sites for which increased reserves were recognized are covered by rate agreements, this increase in the reserves did not have an adverse effect on net income. NEES believes that hazardous waste liabilities for all sites of which it is aware, and which are not covered by a rate agreement, are not material to its financial position.

Note B - Nuclear Units
----------------------

Nuclear Units Permanently Shut Down

   Three regional nuclear generating companies in which New England Power Company (NEP) has a minority interest own nuclear generating units which have been permanently shut down. These three units are as follows:

                  NEP's Investment                  Future Estimated
       Unit      Percent   Amount($)   Date Retired Billings to NEP($)
-----------------------------------------------------------------------------
Yankee Atomic       30         7 million       Feb 1992    40 million
Connecticut Yankee  15      17 million    Dec 1996              89 million
Maine Yankee 20      16 million  Aug 1997       156 million
-----------------------------------------------------------------------------

  In the case of each of these units, NEP has recorded an estimate of the total future payment obligation as a liability and an offsetting regulatory asset, reflecting estimated future billings from the companies. In a 1993 decision, the Federal Energy Regulatory Commission (FERC) allowed Yankee Atomic to recover its undepreciated investment in the plant as well as unfunded nuclear decommissioning costs and other costs. Connecticut Yankee and Maine Yankee have both filed similar requests with the FERC. Several parties have intervened in opposition to both filings. NEP's industry restructuring settlements allow it to recover all costs that the FERC allows the Yankee companies to bill to NEP.

  The Citizen's Awareness Network and Nuclear Information and Resource Service have indicated their intention to file a request with the Nuclear Regulatory Commission (NRC) designed to overturn a current NRC rule on decommissioning. NEP cannot predict what impact, if any, these activities, if successful, would have on the cost of decommissioning the plants.

  At Maine Yankee, the NRC has identified numerous apparent violations of its regulations, which may result in the assessment of significant civil penalties.

  In the 1970s, NEP and several other shareholders (Sponsors) of Maine Yankee entered into 27 contracts (Secondary Purchase Agreements) under which they sold portions of their entitlement to Maine Yankee power output through 2002 to various entities, primarily municipal and cooperative systems in New England (Secondary Purchasers). Virtually all of the Secondary Purchasers have ceased making payments under the Secondary Purchase Agreements and have demanded arbitration, claiming that such agreements excuse further payments upon plant shutdown. NEP has notified the Secondary Purchasers that the shutdown does not relieve them of their obligation to make payments under the Secondary Purchase Agreements and that they are in default of such agreements. NEP has asked the FERC to enforce NEP's rights under the agreements.
In the event that no further payments are forthcoming from Secondary Purchasers, NEP, as a primary obligor to Maine Yankee, would be required to pay an additional $9 million of future shutdown costs. These costs are not included in the $156 million estimate disclosed in the table above. Shutdown costs are recoverable from customers under the industry restructuring settlements.

  A Maine statute provides that if both Maine Yankee and its decommissioning trust fund have insufficient assets to pay for the plant decommissioning, the owners of Maine Yankee are jointly and severally liable for the shortfall.

Operating Nuclear Units

  NEP has minority interests in three other nuclear generating units, Vermont Yankee, Millstone 3, and Seabrook 1. Millstone 3 is currently shut down and has been placed on the NRC "Watch List," signifying that its safety performance exhibits sufficient weakness to warrant increased NRC attention. Millstone 3 may not restart without NRC approval.

  Uncertainties regarding the future of nuclear generating stations, particularly older units, such as Vermont Yankee, are increasing rapidly and could adversely affect their service lives, availability, and costs. These uncertainties stem from a combination of factors, including the acceleration of competitive pressures in the power generation industry and increased NRC scrutiny. NEP performs periodic economic viability reviews of operating nuclear units in which it holds ownership interests.

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

  A number of significant prerequisites must be fulfilled prior to restart of Millstone 3, including an independent verification of corrective actions taken at the unit, an NRC assessment concluding a safety conscious work environment exists, one or more public meetings, and a vote of the NRC Commissioners. Based on information currently available, NEP believes that, barring unforseen further difficulties, restart of the unit is likely during the summer of 1998.

  Since April 1996, NEP has incurred an estimated $40 million in incremental replacement power costs. During the outage, NEP is incurring incremental replacement power costs of approximately $2 million per month. Through February 1998, when most of NEP's power sales were subject to a fuel clause, NEP recovered its incremental replacement power costs from customers through its fuel clause. Starting in March 1998, most of NEP's power sales are at a stated rate which is not subject to a fuel clause. Certain true-up mechanisms exist in lieu of the fuel clause which cover most of these costs.

  Several criminal investigations related to Millstone 3 are ongoing. In December 1997, the NRC assessed civil penalties totaling $2.1 million for numerous violations at the three
Millstone units. NEP's share of this fine was less than $100,000. The Connecticut Department of Environmental Protection and
Connecticut Attorney General have filed suit against NU for alleged wastewater discharge violations at the Millstone units, which may result in the assessment of substantial civil penalties.

  In August 1997, NEP filed suit against NU in Massachusetts Superior Court for damages resulting from the tortious conduct of NU relating to Millstone 3. NEP is seeking compensation for the losses it has suffered, including the costs of lost power and costs necessary to assure that Millstone 3 can safely return to operation. NEP also seeks punitive damages. NU has filed for dismissal of the suit and sought to consolidate it with suits filed by other joint owners in Massachusetts Superior Court.

  NEP also sent a demand for arbitration to Connecticut Light & Power Company and Western Massachusetts Electric Company, both subsidiaries of NU, seeking damages resulting from their breach of obligations under an agreement with NEP and others regarding the operation and ownership of Millstone 3.


Note C - Town of Norwood
------------------------

  In April 1997, the Town of Norwood, Massachusetts filed a lawsuit against NEP in the United States District Court for the District of Massachusetts. NEP has been wholesale power supplier for Norwood pursuant to rates approved by the FERC. Norwood alleges that NEP's proposed divestiture of its power generation assets would violate the terms of a 1983 power contract which settled an antitrust lawsuit brought by Norwood against NEP. Norwood also alleges that NEP's proposed divestiture plan and recovery of stranded investment costs contravene federal antitrust laws. Norwood seeks an injunction enjoining the divestiture and an unspecified amount of treble damages (a specific claim for $450 million was withdrawn). In September 1997, Norwood's motion for a preliminary injunction of the divestiture was denied. In November 1997, Norwood filed an amended complaint making new allegations relating to the sale of NEP's generating assets and naming as additional defendants, NEES, USGen New England, Inc. (USGen) and USGen's affiliate, PG&E Corporation. NEP continues to believe that its divestiture plan will promote competition in the wholesale power generation market and that it has met and will continue to meet its contractual commitments to Norwood. On January 9, 1998, the defendants, including NEES and NEP, filed a motion to dismiss the lawsuit. On April 29, 1998, Norwood filed a second amended complaint. This complaint essentially makes the same allegations, but drops USGen as a party.

  In March 1998, Norwood gave notice of its intent to terminate its contract with NEP, without accepting responsibility for its share of NEP's stranded costs, and to begin taking power from another supplier. NEP has filed with the FERC for permission to charge Norwood a contract termination charge for its share of NEP's stranded costs. In April 1998, Norwood moved to dismiss NEP's filing with the FERC. In the event that a determination is made which denies NEP the ability to charge Norwood a contract termination charge, NEP may be required to take noncash write-offs for certain portions of NEP's stranded costs that would otherwise have been charged to Norwood.

Note D - Hydro-Quebec arbitration
---------------------------------

  In 1996, various New England utilities which are members of the New England Power Pool, including NEP, submitted a dispute to arbitration regarding their Firm Energy Purchased Power Contract with Hydro-Quebec. In June 1997, Hydro-Quebec presented a damage claim of approximately $37 million for past damages, of which NEP's share would have been approximately $6 million to $9 million. The claims involved a dispute over the components of a pricing formula and additional costs under the contract. With respect to ongoing claims, NEP has been paying Hydro-Quebec the higher amount (additional costs of approximately $3 million per year) since July 1996 under protest and subject to refund. In October 1997, an arbitrator ruled in favor of the New England utilities in all respects. NEP has made a demand for refund. Hydro-Quebec has not yet refunded any monies and has appealed the decision. In November 1997, NEP and the other utilities began a second arbitration to enforce the first decision. Refunds received from Hydro-Quebec will be passed on to customers.

Note E - Average common shares
------------------------------

  The following table summarizes the reconciling amounts between basic and diluted earnings per share (EPS) computations, in compliance with Statement of Financial Accounting Standards No. 128, Earnings per Share, which became effective during 1997, and requires restatement for all prior-period EPS data presented.

                                     Quarter Ended       Twelve Months Ended
----------------------------------------------------------------------------
Period ended March 31,              1998        1997       1998         1997
----------------------------------------------------------------------------
Income after interest and
 minority interest (000's)          $57,449             $63,653         $226,153       $215,384

Less: preferred stock dividends
 and net gain/loss on
 reacquisition of preferred
 stock of subsidiaries (000's)      $   571             $ 1,833         $ 11,057       $  6,124

Income available to common
 shareholders (000's)               $56,878             $61,820         $215,096       $209,260

Basic EPS                        $   .88    $   .95           $   3.32       $   3.22

Diluted EPS                      $   .88    $   .95           $   3.32       $   3.22
----------------------------------------------------------------------------
Average common shares
 outstanding for
 Basic EPS                       64,532,863          64,969,652       64,791,620     64,969,652

Effect of Dilutive Securities

Average potential common
  shares related to
  share-based compensation
  plans                              83,705              56,382           59,601         34,268
----------------------------------------------------------------------------
Average common shares
  outstanding for
  Diluted EPS                    64,616,568          65,026,034       64,851,221     65,003,920
----------------------------------------------------------------------------

Note F - Comprehensive Income
-----------------------------

     In the first quarter of 1998, NEES adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive

Income (FAS 130). The statement establishes standards for reporting comprehensive income and its components. Comprehensive income for the period is equal to net income plus "other comprehensive income," which, for NEES, consists of the change in unrealized holding gains on available-for-sale securities during the period. Total comprehensive income for the quarter ended March 31, 1998 totaled $59.1 million, which is comprised of net income of $56.9 million and unrealized holding gains of $2.2 million. For the same period in 1997, total comprehensive income was $61.8 million, and consisted solely of net income.

Note G - New Accounting Standards
---------------------------------

  In 1997, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information (FAS 131), which goes into effect in 1998. FAS 131 requires the reporting in financial statements of certain new additional information about operating segments of a business. Application of FAS 131 is not required for interim reporting in the initial year of application. NEES is currently evaluating the impact that FAS 131 will have on its future reporting requirements.

  In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits (FAS 132), which revises disclosure requirements for pension and other postretirement benefits. NEES is currently evaluating the effects of FAS 132 on its reporting requirements and will adopt FAS 132 in its financial statements for the year ending December 31, 1998. The adoption of FAS 132 will have no impact on NEES' operating results, financial position, or cash flows.


Note H
------

    In the opinion of the Company, these statements reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of its operations for the periods presented and should be considered in conjunction with the notes to the consolidated financial statements in the Company's 1997 Annual Report.

    Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations
-----------------------------------------------------------------

  This section contains management's assessment of New England Electric System's (NEES) financial condition and the principal factors having an impact on the results of operations. This discussion should be read in conjunction with the consolidated financial statements and footnotes and the 1997 Annual Report on Form 10-K.

Earnings
----------

  Earnings for the first quarter of 1998 were $.88 per basic and diluted share, compared with $.95 per basic and diluted share for the corresponding period in 1997.

  Earnings decreased by approximately $.08 per share in the first quarter of 1998 due to the effects of the restructuring of the electric utility business in Rhode Island and Massachusetts, as compared to what would have been earned under bundled rate agreements existing prior to restructuring. On January 1, 1998 in Rhode Island, and on March 1, 1998 in Massachusetts, customers representing 22 percent and 73 percent, respectively, of NEES revenues from the delivery of electricity gained the right to choose their power supplier. NEES expects that earnings for the balance of 1998 will be reduced by the effects of industry restructuring. First quarter 1997 earnings were reduced by $.06 per share due to the recording of refund reserves, as more fully described in the "Operating Revenue" section , which were reversed later in 1997.

  With the introduction of industry restructuring and consumer choice, settlement agreements related to the recovery of stranded costs limit the return on equity earned on the NEES companies' generating business to approximately 9.4 percent, before mitigation incentives, which is significantly lower than earned by the generating business in recent years. (The settlement agreements also cap earnings for the majority of NEES' electricity delivery business at 11.75 percent.) Following completion of the sale of the NEES companies' nonnuclear generating business, NEES earnings will be affected by the return on the reinvestment of the sale proceeds, whether through retirement of debt, the repurchase of NEES shares, investments in new ventures, or otherwise. This reinvestment return is expected, at least in the near term, to be considerably less than the return historically earned by the generating business.

  This report contains statements that may be considered forward looking under the securities laws. Actual results may differ materially for reasons discussed in the "Industry Restructuring" section of the NEES Form 10-K for 1997.


Industry Restructuring
----------------------

   For a full discussion of industry restructuring activities in Massachusetts, Rhode Island, and New Hampshire, stranded cost recovery, the NEES companies' proposed divestiture of its nonnuclear generating business, accounting implications of industry restructuring and divestiture, workforce reductions, and impact of industry restructuring on the distribution business, see the "Industry Restructuring" sections of the NEES Form 10-K for 1997 and the NEES 1997 Annual Report.

Industry Restructuring Update
New Hampshire

  On April 15, 1998, the Federal Energy Regulatory Commission
(FERC) approved the comprehensive settlement agreement reached between Granite State Electric Company (Granite State Electric) New England Power Company (NEP), the Governor's office of the State of New Hampshire, and a number of other parties. The settlement provides for choice of power supplier to Granite State Electric's customers by no later than July 1, 1998. The principle terms of the settlement are substantially similar to the industry restructuring settlements reached in Massachusetts and Rhode Island. The settlement agreement still requires New Hampshire Public Utility Commission (NHPUC) approval. On May 1, 1998, Granite State Electric submitted a filing to the NHPUC in compliance with the March 20, 1998 Order of Rehearing which would provide for retail access to begin July 1, 1998 even if Granite State Electric's previously filed settlement were not accepted.

Risk Factors

  While the NEES companies believe that the industry restructuring settlements and the sale agreement with USGen New England, Inc. (USGen) and other developments constitute substantial progress in reducing the impacts associated with industry restructuring, significant risks remain. These include, but are not limited to:
(i) the potential that ultimately the settlements will not be implemented in the manner anticipated by NEES, (ii) the possibility that a voter referendum in November 1998 could overturn the Massachusetts legislation, followed by materially adverse legislative or regulatory actions, (iii) the possibility of federal legislation that would increase the risk to shareholders above those contained in the settlements and the Massachusetts and Rhode Island statutes, (iv) the potential for adverse stranded cost recovery decisions involving wholesale customers with whom settlements have not yet been reached, and (v) the failure to complete the sale of the nonnuclear generating business to USGen.

Year 2000 Computer Issues
-------------------------

  For a full discussion of Year 2000 computer issues at NEES, including a description of the modification process, timeline, and estimated total costs, refer to the "Financial Review" section of the 1997 NEES Annual Report filed in conjunction with the NEES Form 10-K for 1997.

AllEnergy Acquisition
---------------------

  On April 3, 1998, NEES and AllEnergy Marketing Company, L.L.C. (AllEnergy), a wholly owned indirect subsidiary of NEES, entered into a purchase and sale agreement with PAL Energy Corporation
(PAL) to acquire PAL's business and substantially all of PAL's assets. PAL is a full service distributor of petroleum and related products, and provides repair services and installation of heating and cooling equipment and related services. PAL also operates convenience stores and gas stations located primarily in western New York. For the twelve- month period ended August 31, 1997, PAL had revenues of approximately $125 million. Closing of the sale is expected during the second quarter of 1998.

Operating Revenue
-----------------

  The following table summarizes the changes in operating revenues:
            Increase (Decrease) in Operating Revenues

                                                  First Quarter
                                                  -------------
                                                  1998 vs 1997
                                                  -------------
                                                  (In Millions)

Industry restructuring-related rate changes:
   Generation-related                                           $(18)
   Distribution-related                                            6
Fuel cost-related                                                (27)
Massachusetts Electric Purchased Power
  Cost Adjustment (PPCA) mechanism                                 6
Oil and gas-related revenues                                     (20)
AllEnergy revenues                                                36
Other                                                             (2)
                                                                ----
                                                                $(19)
                                                                ====

  Generation-related rate reductions reflect rate reductions to customers as part of industry restructuring and the implementation of customer choice of power supplier in Rhode Island on January 1, 1998 and in Massachusetts on March 1, 1998. These rate reductions include the effect of various true-up mechanisms. These true-up mechanisms cover a number of items including, but not limited to, fuel expense, nuclear operating costs and decommissioning costs and the non-fuel component of purchased power expense.

  The increase in distribution revenues reflects a $45 million rate increase at Massachusetts Electric Company (Massachusetts Electric) in accordance with the provisions of the industry restructuring settlement in Massachusetts, which became effective March 1, 1998. The revenue increase also reflects a $7 million increase in distribution rates for The Narragansett Electric Company (Narragansett Electric) that became effective in January 1998 pursuant to Rhode Island's Utility Restructuring Act of 1996.

  For a discussion of the decrease in fuel recovery during the first quarter, see the fuel costs discussion in the "Operating
Expenses" section.

  The increase in revenues related to Massachusetts Electric's PPCA mechanism in the first quarter reflects the end of this mechanism in accordance with the Massachusetts industry restructuring settlement. PPCA refund provisions of approximately $6 million had been accrued during the first quarter of 1997 and reversed into revenue in the fourth quarter of 1997.

  The decrease in oil and gas-related revenues reflects the end of New England Energy Incorporated's (NEEI) activities due to the sale of its oil and gas properties effective January 1, 1998.

  The inclusion of the AllEnergy revenue figure in the above table is due to AllEnergy becoming a wholly owned and fully consolidated subsidiary of NEES in the fourth quarter of 1997. NEES had previously accounted for its 50 percent ownership interest under the equity method of accounting, as a component of other income. For the first quarter of 1997, total AllEnergy revenues were $21 million.

  The decrease in other revenues partially reflects the impact of lower kilowatthour deliveries to ultimate customers, as a result of milder winter weather as compared to the first quarter of 1997.

Operating Expenses
------------------

  The following table summarizes the changes in operating expenses:

            Increase (Decrease) in Operating Expenses

                                             First Quarter
                                             -------------
                                             1998 vs 1997
                                             ------------
                                            (In millions)

Fuel costs                                                 $(26)
Purchased energy, excluding fuel                            (10)
Operation and maintenance:
  AllEnergy                                                  43
  NEP PBOP amortization                                      (6)
  Other                                                       1
Depreciation and amortization:
  Utility plant                                               9
  Oil and gas properties                                    (20)
Taxes                                                        (2)
                                                           ----
                                                           $(11)
                                                           ====

  The decrease in fuel costs in the first quarter of 1998 primarily represents reduced wholesale sales to other utilities, a decrease in the cost of short-term power purchases and lower coal and oil prices.

  The decrease in purchased power costs, excluding fuel, during the first quarter reflects reduced charges from the Connecticut Yankee and Maine Yankee nuclear power plants, which were closed in December 1996 and mid-1997, respectively, as well as reduced charges from the Ocean State Power II plant, which underwent a major overhaul during the first quarter of 1997.

  As previously described, the inclusion of AllEnergy costs in the above table is due to the consolidation of AllEnergy in 1998 due to the company becoming a wholly owned subsidiary of NEES. For the first quarter of 1997, total AllEnergy expenses were $23 million.

  The decrease in operation and maintenance associated with postretirement benefits other than pensions (PBOP) amortization reflects the completion of the accelerated PBOP amortization in 1997 under the terms of a 1995 rate agreement. This decrease in expense is offset by a corresponding increase in the accelerated amortization of Millstone 3 which is shown in depreciation and amortization expense below.

  The increase in other operation and maintenance expense reflects the costs of a major scheduled overhaul at the Manchester Street generating plant, partially offset by reduced general and administrative costs, lower charges related to ongoing PBOP costs, and lower bad debt related expenses.

  The decrease in oil and gas property depreciation and amortization expense during the first quarter reflects the end of the amortization of oil and gas costs as a result of the sale of NEEI's oil and gas properties. The increase in utility plant depreciation and amortization expense is primarily due to the $11 million increase in annual depreciation expense provided for in the Massachusetts industry restructuring settlement, depreciation related to new utility plant expenditures, and the accelerated amortization of NEP's investment in the Millstone 3 nuclear unit, a portion of which was attributable to the completion of the PBOP amortization discussed above. This accelerated amortization is recorded as a regulatory liability.

Liquidity and Capital Resources
-------------------------------

  Plant expenditures for the first quarter of 1998 amounted to $41 million. The funds necessary for utility plant expenditures were provided by net cash from operating activities, after the payment of dividends.

  The financing activities of NEES subsidiaries for the first quarter of 1998 are summarized as follows:

                                        Issues      Retirements
                                        ------      -----------
                                             (In millions)
Long-term debt
--------------
  NEP                                             $ -             $ 50
  Massachusetts Electric                           25               30
  Narragansett Electric                             -                5
  NEEI                                              -              122
  Hydro-Transmission Companies                      -                3
                                                  ---             ----
                                                  $25             $210
                                                  ===             ====

  In August 1997, the NEES Board of Directors authorized the repurchase of up to five million NEES common shares through open market purchases. Through March 31, 1998, NEES purchased approximately 686,000 shares under the repurchase program.

  Massachusetts Electric and Granite State Electric plan to issue an additional $30 million and $5 million, respectively, of long-term debt by the end of 1998. Massachusetts Electric plans to use the proceeds to refinance maturing bonds and fund capital expenditures. Granite State Electric plans to use the proceeds principally to refinance short-term debt.

  At March 31, 1998, NEES and its consolidated subsidiaries had lines of credit and standby bond purchase facilities with banks totaling $1.2 billion. These lines and facilities were used for liquidity support for $334 million of commercial paper borrowings and for $372 million of NEP mortgage bonds in tax-exempt commercial paper mode.

  As part of NEES' plan to divest its generating business, NEEI sold its oil and gas properties in February 1998 for approximately $50 million. NEEI's loss on the sale of approximately $120 million, before tax, has been reimbursed by NEP. This loss has been recorded as a regulatory asset, which is recoverable under the terms of the restructuring settlements reached in Massachusetts and Rhode Island.

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

   Information concerning a lawsuit brought against NEP by the Town of Norwood, Massachusetts and a related Federal Energy Regulatory Commission proceeding, discussed in this report in Note C of Notes to Unaudited Financial Statements, is incorporated herein and made a part hereof.

   Information concerning an appeal of a favorable arbitration decision for NEP by Hydro-Quebec regarding NEP's purchased power contract with Hydro-Quebec, discussed in this report in Note D of Notes to Unaudited Financial Statements, is incorporated herein and made a part hereof.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

   The Company filed reports on Form 8-K dated February 6, 1998, and February 25, 1998, both containing Item 5, Other Events.

   The Company is filing Financial Data Schedules.

                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.


                               NEW ENGLAND ELECTRIC SYSTEM


                               s/Michael E. Jesanis


                               Michael E. Jesanis
                               Senior Vice President and
                               Chief Financial Officer


Date: May 13, 1998





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