Form 10-Q
period 1998-06-30
NEW ENGLAND ELECTRIC SYSTEM
filed 1998-08-07
CIK 71297

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


  (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998

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

                       Yes (X)      No ( )

Common Shares, par value $1 per share, authorized and outstanding: 62,847,197 shares at June 30, 1998.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

                   NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                        Statements of Consolidated Income
                              Periods Ended June 30
                                   (Unaudited)
                                                 Quarter                Six Months
                                                 -------                ----------
                                            1998      1997     1998       1997
                                            ----      ----     ----       ----
                                                          (In Thousands)

Operating revenue                         $572,008  $577,625$1,191,571 $1,215,771
                                          --------  ------------------ ----------

Operating expenses:
  Fuel for generation                       77,429    85,836   163,213    185,062
  Purchased electric energy                122,393   127,183   245,068    271,713
  Other operation                          148,474   141,121   303,068    264,995
  Maintenance                               39,009    39,483    77,022     70,539
  Depreciation and amortization             56,611    59,140   111,858    125,145
  Taxes, other than income taxes            37,138    36,223    77,357     75,951
  Income taxes                              23,804    22,056    59,689     60,821
                                          --------  ------------------ ----------
       Total operating expenses            504,858   511,042 1,037,275  1,054,226
                                          --------  ------------------ ----------
       Operating income                     67,150    66,583   154,296    161,545

Other income:
  Equity in income of generating companies   2,698     2,431     5,044      5,131
  Other income (expense), net                  (28)   (3,094)       (8)    (4,760)
                                          --------  ------------------ ----------
       Operating and other income           69,820    65,920   159,332    161,916
                                          --------  ------------------ ----------

Interest:
  Interest on long-term debt                24,424    26,753    49,463     54,281
  Other interest                             9,223     3,817    15,170      7,608
  Allowance for borrowed funds used during
   construction                               (459)     (397)     (915)    (1,040)
                                          --------  ------------------ ----------
       Total interest                       33,188    30,173    63,718     60,849
                                          --------  ------------------ ----------

Income after interest                       36,632    35,747    95,614    101,067

Preferred dividends of subsidiaries            571     1,833     1,142      3,666
Minority interests                           1,652     1,682     3,185      3,349
                                          --------  ------------------ ----------

       Net income                         $ 34,409  $ 32,232$   91,287 $   94,052
                                          ========  ================== ==========

Average common shares - Basic           63,524,22264,969,65264,025,756 64,969,652
Average common shares - Diluted         63,584,78064,997,26464,097,824 65,011,570

Per share data:
   Net income - Basic                         $.55      $.50     $1.43      $1.45
   Net income - Diluted                       $.54      $.50     $1.42      $1.45
   Dividends declared                         $.59      $.59     $1.18      $1.18


                   Statements of Consolidated Retained Earnings

Retained earnings at beginning of period  $973,521  $910,841  $954,518   $887,292
Net income                                  34,409    32,232    91,287     94,052
Dividends delcared on common shares        (37,097)  (38,248)  (74,972)   (76,519)
                                          --------  --------  --------   --------
Retained earnings at end of period        $970,833  $904,825  $970,833   $904,825
                                          ========  ========  ========   ========

    The accompanying notes are an integral part of these financial statements.

              NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                   Statements of Consolidated Income
                      Twelve Months Ended June 30
                              (Unaudited)
                                                        1998              1997
                                                        ----              ----
                                                             (In Thousands)
Operating revenue                                   $2,478,391  $2,429,139
                                                    ----------  ----------
Operating expenses:
  Fuel for generation                                  350,612     373,324
  Purchased electric energy                            501,584     530,530
  Other operation                                      594,731     524,489
  Maintenance                                          149,855     131,403
  Depreciation and amortization                        223,205     240,618
  Taxes, other than income taxes                       147,900     145,063
  Income taxes                                         150,892     138,137
                                                    ----------  ----------
       Total operating expenses                      2,118,779   2,083,564
                                                    ----------  ----------
       Operating income                                359,612     345,575

Other income:
  Equity in income of generating companies              10,153       9,978
  Other income (expense), net                          (11,003)    (12,435)
                                                    ----------  ----------
       Operating and other income                      358,762     343,118
                                                    ----------  ----------

Interest:
  Interest on long-term debt                           102,493     109,638
  Other interest                                        24,502      16,562
  Allowance for borrowed funds used during construction             (1,783)        (2,328)
                                                    ----------  ----------
       Total interest                                  125,212     123,872
                                                    ----------  ----------

Income after interest                                  233,550     219,246

Preferred dividends and net gain on reacquisition
of preferred stock                                       9,794       5,964
Minority interests                                       6,483       6,791
                                                    ----------  ----------

       Net income                                   $  217,273  $  206,491
                                                    ==========  ==========

Average common shares - Basic                       64,431,253  64,969,652
Average common shares - Diluted                     64,499,067  65,010,804

Per share data:
  Net income - Basic and Diluted                         $3.37       $3.18
  Dividends declared                                     $2.36       $2.36


              Statements of Consolidated Retained Earnings


Retained earnings at beginning of period             $ 904,825  $ 850,939
Net income                                             217,273    206,491
Dividends declared on common shares                   (151,265)  (153,055)
Premium on redemption of preferred stock                     -        450
                                                     ---------  ---------
Retained earnings at end of period                   $ 970,833  $ 904,825
                                                     =========  =========

The accompanying notes are an integral part of these financial statements.


                 NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (Unaudited)
                                                         June 30,                 December 31,
                                    ASSETS                 1998        1997
                                    ------                 ----        ----
                                                             (In Thousands)
Utility plant, at original cost                          $5,926,625$5,860,101
  Less accumulated provisions for depreciation and amortization     2,068,995      1,995,017
                                                         --------------------
                                                          3,857,630 3,865,084
Construction work in progress                                50,194    48,708
                                                         --------------------
       Net utility plant                                  3,907,824 3,913,792
                                                         --------------------
Oil and gas properties, at full cost                              - 1,299,817
  Less accumulated provision for amortization                     - 1,128,659
                                                         --------------------
       Net oil and gas properties                                 -   171,158
                                                         --------------------
Investments:
  Nuclear power companies, at equity                         47,443    49,825
  Other subsidiaries, at equity                              36,725    37,418
  Other investments                                         132,769   117,645
                                                         --------------------
       Total investments                                    216,937   204,888
                                                         --------------------
Current assets:
  Cash                                                       23,040    14,264
  Accounts receivable, less reserves of $19,877,000 and
   $17,834,000                                              255,522   257,185
  Unbilled revenues                                          76,138    71,260
  Fuel, materials, and supplies, at average cost             81,810    66,509
  Prepaid and other current assets                          104,224    64,265
                                                         --------------------
       Total current assets                                 540,734   473,483
                                                         --------------------
Accrued Yankee nuclear plant costs                          272,939   299,564
Deferred charges and other assets                           560,932   248,762
                                                         --------------------
                                                         $5,499,366$5,311,647
                                                         ====================
                        CAPITALIZATION AND LIABILITIES
                        ------------------------------
Capitalization:
  Common share equity:
    Common shares, par value $1 per share:
     Authorized - 150,000,000 shares
     Issued - 64,969,652 shares
     Outstanding - 62,847,197 shares and 64,537,777 shares         $   64,970     $   64,970
  Paid-in capital                                           736,699   736,605
  Retained earnings                                         970,833   954,518
  Treasury stock - 2,122,455 shares and 431,875 shares      (89,045)  (16,415)
  Unrealized gain on securities, net                          7,688     4,764
                                                         --------------------
       Total common share equity                          1,691,145 1,744,442

  Minority interests in consolidated subsidiaries            42,637    43,062
  Cumulative preferred stock of subsidiaries                 39,087    39,113
  Long-term debt                                          1,365,848 1,487,481
                                                         --------------------
       Total capitalization                               3,138,717 3,314,098
                                                         --------------------
Current liabilities:
  Long-term debt due within one year                         27,920    89,910
  Short-term debt                                           656,950   251,950
  Accounts payable                                          161,567   136,218
  Accrued taxes                                              19,065    14,831
  Accrued interest                                           21,980    24,969
  Dividends payable                                          35,457    36,162
  Other current liabilities                                 121,869   120,002
                                                         --------------------
       Total current liabilities                          1,044,808   674,042
                                                         --------------------
Deferred federal and state income taxes                     713,527   720,375
Unamortized investment tax credits                           88,994    90,018
Accrued Yankee nuclear plant costs                          272,939   299,564
Other reserves and deferred credits                         240,381   213,550
                                                         --------------------
                                                         $5,499,366$5,311,647
                                                         ====================

  The accompanying notes are an integral part of these financial statements.

                 NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                           Six Months Ended June 30
                                  (Unaudited)
                                                         1998          1997
                                                         ----          ----
                                                             (In Thousands)
Operating Activities:
   Net income                                           $  91,287    $  94,052
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                          113,330      126,453
   Deferred income taxes and investment tax credits, net   (9,486)     (28,052)
   Allowance for funds used during construction              (915)      (1,040)
   Minority interests                                       3,185        3,349
   Prepayment for amended purchased power agreement      (191,676)           -
   Decrease (increase) in accounts receivable, net
     and unbilled revenues                                 (3,104)      28,508
   Decrease (increase) in fuel, materials, and supplies   (15,268)      (6,251)
   Decrease (increase) in prepaid and other current assets(34,849)       6,887
   Increase (decrease) in accounts payable                 25,319      (20,799)
   Increase (decrease) in other current liabilities         3,011       30,436
   Other, net                                               7,872       36,936
                                                        ---------    ---------
      Net cash provided by operating activities         $ (11,294)   $ 270,479
                                                        ---------    ---------

Investing Activities:
   Plant expenditures, excluding allowance for
     funds used during construction                     $ (88,285)   $(103,280)
   Oil and gas exploration and development                      -       (4,627)
   Proceeds from sale of New England Energy Incorporated
     oil and gas properties                                50,000            -
   Other investing activities                             (11,033)      (6,125)
                                                        ---------    ---------
      Net cash used in investing activities             $ (49,318)   $(114,032)
                                                        ---------    ---------

Financing Activities:
   Dividends paid to minority interests                 $  (3,391)   $  (3,566)
   Dividends paid on NEES common shares                   (75,895)     (76,327)
   Long-term debt - issues                                 30,000            -
   Long-term debt - retirements                          (213,790)    (105,284)
   Changes in short-term debt                             405,000       25,775
   Repurchase of common shares                            (72,536)      (1,567)
                                                        ---------    ---------
      Net cash used in financing activities             $  69,388    $(160,969)
                                                        ---------    ---------

Net increase (decrease) in cash and cash equivalents    $   8,776    $  (4,522)

Cash and cash equivalents at beginning of period           14,264        8,477
                                                        ---------    ---------
Cash and cash equivalents at end of period              $  23,040    $   3,955
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

   In 1993, the Massachusetts Department of Public Utilities approved a settlement agreement regarding the rate recovery of remediation costs of former manufactured gas sites and certain other hazardous waste sites located in Massachusetts. Under that agreement, qualified remedial costs related to these sites are paid out of a special fund established on Massachusetts Electric Company's (Massachusetts Electric) books. Massachusetts Electric made an initial $30 million contribution to the fund. Rate-recoverable contributions of $3 million, adjusted since 1993 for inflation, are added annually to the fund along with interest and any recoveries from insurance carriers and other third parties. At June 30, 1998, the fund had a balance of $47 million.

   Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by NEES or its subsidiaries. The NEES companies have recovered amounts from certain insurers and other third parties, and, where appropriate, intend to seek recovery from other insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful. At June 30, 1998, NEES had total reserves for environmental response costs of $57 million. This represents an increase from the $44 million balance at the end of 1997. Since most of the sites for which increased reserves were recognized are covered by rate agreements, this increase in the reserves did not have an adverse effect on net income. NEES believes that hazardous waste liabilities for all sites of which it is aware, and which are not covered by a rate agreement, are not material to its financial position.

Note B - Nuclear Units
----------------------

Nuclear Units Permanently Shut Down

   Three regional nuclear generating companies in which New
England Power Company (NEP) has a minority interest own nuclear generating units which have been permanently shut down. These three units are as follows:

                    NEP's Investment            Future Estimated
       Unit      Percent   Amount($)   Date Retired Billings to NEP($)
-----------------------------------------------------------------------------
Yankee Atomic       30         5 million       Feb 1992    37 million
Connecticut Yankee  15      15 million    Dec 1996              86 million
Maine Yankee 20      16 million  Aug 1997          150 million
-----------------------------------------------------------------------------

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

   At Maine Yankee, the NRC has identified numerous apparent violations of its regulations, which may result in the assessment of substantial civil penalties.

   In the 1970s, NEP and several other shareholders (Sponsors) of Maine Yankee entered into 27 contracts (Secondary Purchase Agreements) under which they sold portions of their entitlement to Maine Yankee power output through 2002 to various entities, primarily municipal and cooperative systems in New England (Secondary Purchasers). Virtually all of the Secondary Purchasers have ceased making payments under the Secondary Purchase Agreements and have demanded arbitration, claiming that such agreements excuse further payments upon plant shutdown. The motion of the Secondary Purchasers to compel arbitration was denied by the Maine Superior Court on the grounds that the FERC has jurisdiction. The Secondary Purchasers are appealing this decision to the Maine Supreme Judicial Court. NEP has asked the FERC to enforce NEP's rights under the agreements. In the event that no further payments are forthcoming from Secondary Purchasers, NEP, as a primary obligor to Maine Yankee, would be required to pay an additional $8 million of future shutdown costs. These costs are not included in the $150 million estimate disclosed in the table above. Shutdown costs are recoverable from customers under the industry restructuring settlements.

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

Millstone 3

   In April 1996, the NRC ordered Millstone 3, which had experienced numerous technical and nontechnical problems, to shut down pending verification that the unit's operations are in accordance with NRC regulations and the unit's operating license. In July 1998 Millstone 3 returned to full operation. Millstone 3 remains on the NRC "Watch List," signifying that it continues to warrant increased NRC attention. Millstone 3 is operated by a subsidiary of Northeast Utilities (NU). NEP is not an owner of the Millstone 2 nuclear generating unit, which is temporarily shut down under NRC orders, or the Millstone 1 nuclear generating unit, which has been permanently shut down.

   During the Millstone 3 outage, NEP incurred an estimated $45 million in incremental replacement power costs. Through February 1998, when most of NEP's power sales were subject to a fuel clause, NEP recovered its incremental replacement power costs from customers through its fuel clause. Starting in March 1998, most of NEP's power sales are at a stated rate which is not subject to a fuel clause. However, certain true-up mechanisms exist in lieu of the fuel clause, which cover most of these costs.

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

   In August 1997, NEP sued NU in Massachusetts Superior Court for damages resulting from the tortious conduct of NU that caused the shutdown of Millstone 3. NEP's damages include the costs of replacement power during the outage and costs necessary to return Millstone 3 to safe operation. NEP also seeks punitive damages. NEP also sent a demand for arbitration to Connecticut Light & Power Company and Western Massachusetts Electric Company, both subsidiaries of NU, seeking damages resulting from their breach of obligations under an agreement with NEP and others regarding the operation and ownership of Millstone 3. The arbitration is scheduled for October 1999. NU moved to dismiss NEP's suit, or, in the alternative, stay the suit pending arbitration of NEP's claims against Connecticut Light & Power Company and Western Massachusetts Electric Company. NU also moved to consolidate NEP's suit with suits filed by other joint owners in Massachusetts Superior Court. On July 3, 1998, the court denied NU's motion to dismiss and its motion to stay pending arbitration. On July 21, 1998, NEP amended its complaint by, among other things, adding NU's Trustees as defendants. No ruling has been made on NU's motion to consolidate.

Nuclear Decommissioning

   In New Hampshire, legislation was recently enacted which makes owners of Seabrook 1, of which NEP owns a 10 percent interest, proportional guarantors for decommissioning costs in the event that an owner without a franchise service territory fails to fund its share of decommissioning costs. Currently, a single owner of an approximate 12 percent share of Seabrook 1 is covered under this legislation. For more information on nuclear decommissioning, refer to the NEES Form 10-K for 1997.

   The Nuclear Waste Policy Act of 1982 establishes that the federal government (through the Department of Energy (DOE)) is responsible for the disposal of spent nuclear fuel. The federal government requires NEP to pay a fee based on its share of the net generation from the Millstone 3 and Seabrook 1 nuclear units. Through February 1998, NEP recovered this fee through its fuel clause. Subsequently, most of these costs are recovered through certain other true-up mechanisms in lieu of the fuel clause. Similar costs are incurred by the Vermont Yankee nuclear generating unit. These costs are billed to NEP and also recovered from customers through similar mechanisms. In November 1997, ruling on a lawsuit brought against the DOE by numerous utilities and state regulatory commissions, the Court of Appeals for the District of Columbia (the Court) held that the DOE was obligated to begin disposing of utilities' spent nuclear fuel by January 31, 1998.
The DOE failed to meet this deadline, and is not scheduled to have a temporary or permanent repository for spent nuclear fuel for several years. In February 1998, Maine Yankee petitioned the Court to compel the DOE to remove Maine Yankee's spent fuel from the site. In May 1998, the Court rejected the petitions of Maine Yankee and the other utilities and state regulatory commissions. The utilities, including the operators of the units in which NEP has an obligation, are assessing their future options.

Note C - Town of Norwood
------------------------

   In April 1997, the Town of Norwood, Massachusetts filed a lawsuit against NEP in the United States District Court for the District of Massachusetts. NEP has been a wholesale power supplier for Norwood pursuant to rates approved by the FERC. Norwood alleges that NEP's proposed divestiture of its power generation assets would violate the terms of a 1983 power contract which settled an antitrust lawsuit brought by Norwood against NEP. Norwood also alleges that NEP's proposed divestiture plan and recovery of stranded investment costs contravene federal antitrust laws. Norwood sought an injunction enjoining the divestiture and an unspecified amount of treble damages (a specific claim for $450 million was withdrawn). In September 1997, Norwood's motion for a preliminary injunction of the divestiture was denied. Norwood then filed an amended complaint making new allegations relating to the sale of NEP's generating assets and naming as additional defendants, NEES, USGen New England, Inc. (USGen) and USGen's affiliate, PG&E Corporation. Norwood later dropped USGen as a party to the complaint. On January 9, 1998, the defendants filed a motion to dismiss the lawsuit.

   In March 1998, Norwood gave notice of its intent to terminate its contract with NEP, without accepting responsibility for its share of NEP's stranded costs, and began taking power from another supplier commencing on April 1, 1998. NEP filed with the FERC for permission to assess a contract termination charge to its unaffiliated customers who choose to terminate their wholesale power contracts early. On May 15, 1998, the FERC ruled that NEP could assess such a contract termination charge to Norwood for its share of NEP's stranded costs. Norwood claimed that the contract termination charge approved by the FERC did not apply to Norwood; however, in denying Norwood's motion for rehearing, the FERC ruled that the charge did apply to Norwood.

   On August 3, 1998, Norwood appealed the FERC's orders approving the Massachusetts and Rhode Island industry restructuring settlement agreements (including modification of NEP's contracts with Massachusetts Electric and The Narragansett Electric Company) to the First Circuit Court of Appeals (the Court). NEP intends to seek leave to intervene and will advise the Court of FERC's determination that the challenged orders do not apply to Norwood.

Note D - Hydro-Quebec Arbitration
---------------------------------

   In 1996, various New England utilities which are members of the New England Power Pool, including NEP, submitted a dispute to arbitration regarding their Firm Energy Purchased Power Contract with Hydro-Quebec. In June 1997, Hydro-Quebec presented a damage claim of approximately $37 million for past damages, of which NEP's share would have been approximately $6 million to $9 million. The claims involved a dispute over the components of a pricing formula and additional costs under the contract. With respect to ongoing claims, NEP has been paying Hydro-Quebec the higher amount (additional costs of approximately $3 million per year) since July 1996 under protest and subject to refund. In October 1997, an arbitrator ruled in favor of the New England utilities in all respects. Hydro-Quebec has not yet refunded any monies and has appealed the decision. On June 15, 1998, the United States District Court issued an order affirming the 1997 arbitration decision in favor of NEP and the other utilities. Hydro-Quebec is appealing this order to the First Circuit Court of Appeals. On July 31, 1998 in a separate proceeding, an arbitrator denied the request of NEP and the other utilities that they be allowed to withhold payment of disputed amounts from Hydro-Quebec during the pendency of Hydro-Quebec's appeal. NEP and the other utilities intend to appeal this decision.

Note E - Average Common Shares
------------------------------

   The following table summarizes the reconciling amounts between basic and diluted earnings per share (EPS) computations, in compliance with Statement of Financial Accounting Standards No. 128, Earnings per Share, which became effective during 1997, and requires restatement for all prior-period EPS data presented.

                      Quarter Ended        Six Months Ended    Twelve Months Ended
-------------------------------------------------------------------------------------------
Period ended June 30,        1998       1997         1998       1997       1998        1997
-------------------------------------------------------------------------------------------
Income after interest
 and minority
 interest (000's)      $34,980  $34,065    $92,429  $97,718 $227,067  $212,455

Less: preferred stock
 dividends and net
 gain/loss on
 reacquisition of
 preferred stock of
 subsidiaries (000's)  $   571  $ 1,833    $ 1,142  $ 3,666 $  9,794  $  5,964

Income available to
 common shareholders
 (000's)               $34,409  $32,232    $91,287  $94,052 $217,273  $206,491

Basic EPS              $   .55  $   .50    $  1.43  $  1.45 $   3.37  $   3.18

Diluted EPS            $   .54  $   .50    $  1.42  $  1.45 $   3.37  $   3.18
-------------------------------------------------------------------------------------------
Average common
 shares outstanding
 for Basic EPS      63,524,222          64,969,652        64,025,75664,969,65264,431,25364,969,652

Effect of Dilutive
 Securities

Average potential
 common shares related
 to share-based compen-
 sation plans           60,558   27,612     72,068   41,918   67,814    41,152
-------------------------------------------------------------------------------------------
Average common shares
  outstanding for
  Diluted EPS       63,584,780          64,997,264        64,097,82465,011,57064,499,06765,010,804
-------------------------------------------------------------------------------------------

Note F - Comprehensive Income
-----------------------------

   In the first quarter of 1998, NEES adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (FAS 130). FAS 130 establishes standards for reporting comprehensive income and its components. Comprehensive income for the period is equal to net income plus "other comprehensive income," which, for NEES, consists of the change in unrealized holding gains on available-for-sale securities during the period. Total comprehensive income is calculated for all applicable periods in the table below:

                                            Periods ended June 30
                                 -------------------------------------
                                       Three Months      Six Months
                                       ------------      ----------
                                                1998            1997             1998           1997
                                                ----            ----             ----           ----
                                                                        (In Thousands)
Net income                            $34,409         $32,232                 $91,287        $94,052

Other comprehensive income,
 net of tax:
  Unrealized holding gains                734           2,684                   2,924          2,684
                                      -------         -------                 -------        -------
      Total comprehensive income      $35,143         $34,916                 $94,211        $96,736
                                      =======         =======                 =======        =======

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

   In February 1998, the FASB issued Statement of Financial
Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits (FAS 132), which revises disclosure requirements for pension and other postretirement benefits. NEES will adopt FAS 132 in its financial statements for the year ending December 31, 1998.

  The adoption of FAS 131 and FAS 132 will have no impact on NEES' operating results, financial position, or cash flows.

  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), which establishes accounting and reporting standards for such instruments. NEES, through its wholly owned indirect subsidiary, AllEnergy Marketing Company, L.L.C., (AllEnergy) uses derivative instruments to manage exposure from fluctuations in commodity prices. At this time, AllEnergy has only held exchange-traded futures contracts to manage risks associated with natural gas, propane, and oil price risks. FAS 133 requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, derivatives may be treated as hedges under FAS 133 for income statement purposes. Gains or losses on a derivative which qualifies as a hedge are deferred until recognized in the income statement in the same period as the hedged item is recognized in the income statement. To the extent the derivative is not effective in offsetting changes in fair value of the hedged item, that portion of the gain or loss is reported in earnings immediately. As of June 30, 1998, all of AllEnergy's existing futures contracts qualified as hedges under Statement of Financial Accounting Standards No. 80, Accounting for Futures Contracts, which will be superseded by FAS 133 upon its implementation. FAS 133 is effective for fiscal years beginning after June 15, 1999.

Note H
------

    In the opinion of NEES, these statements reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of its operations for the periods presented and should be considered in conjunction with the notes to the consolidated financial statements in NEES' 1997 Annual Report.

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

Earnings
--------

   Earnings for the second quarter of 1998 were $.54 per diluted share, compared with $.50 per diluted share for the second quarter of 1997. For the six months ended June 30, 1998, earnings were $1.42 per diluted share compared to $1.45 per diluted share for the same period in 1997.

   Earnings decreased by approximately $.17 per share and $.30 per share for the second quarter and first six months of 1998, respectively, due to the effects of the restructuring of the electric utility business in Massachusetts and Rhode Island. These negative effects on earnings were offset by reduced operation and maintenance costs, primarily nuclear plant-related, and lower purchased power costs. Also, as described more fully in the "Operating Revenue" section below, earnings in 1997 had been reduced by refund provisions of $.04 per share and $.10 per share in the second quarter and first six months, respectively, which were reversed later in 1997.

   With the introduction of industry restructuring and consumer choice, settlement agreements related to the recovery of stranded costs limit the return on equity earned on the NEES companies' generating business to approximately 9.4 percent, before mitigation incentives, which is significantly lower than earned by the generating business in recent years. (The settlement agreements also cap earnings for the majority of NEES' electricity delivery business at 11.75 percent.) Following completion of the sale of the NEES companies' nonnuclear generating business, NEES earnings will be further affected by the return on the reinvestment of the sale proceeds, whether through retirement of debt, the repurchase of NEES shares, investments in new ventures, or otherwise. This reinvestment return is expected, at least in the near term, to be considerably less than the return historically earned by the generating business.

   This report contains statements that may be considered forward looking under the securities laws. Actual results may differ materially for reasons discussed in the "Industry Restructuring" section of the NEES Form 10-K for 1997.

Industry Restructuring
----------------------

    For a full discussion of industry restructuring activities in Massachusetts, Rhode Island, and New Hampshire, stranded cost recovery, the NEES companies' proposed divestiture of its nonnuclear generating business, accounting implications of industry restructuring and divestiture, workforce reductions, and impact of industry restructuring on the distribution business, see the "Industry Restructuring" section of the NEES Form 10-K for 1997 and the NEES 1997 Annual Report.

Industry Restructuring Update
New Hampshire

   On July 13, 1998, the New Hampshire Public Utility Commission (NHPUC), approved the comprehensive settlement agreement reached between Granite State Electric Company (Granite State Electric), New England Power Company (NEP), the Governor's office of the State of New Hampshire, and a number of other parties. The Federal Energy Regulatory Commission (FERC) had previously approved a wholesale settlement in April, 1998. On July 27, 1998, NEP filed with the FERC to amend the wholesale settlement to conform to the settlement approved by the NHPUC. The settlement provides choice of power supplier to Granite State Electric's customers as of July 1, 1998. The principal terms of the settlement are substantially similar to the settlements reached in Massachusetts and Rhode Island.

Divestiture of Generating Business

   NEES has received all state and federal regulatory approvals required for the sale of its nonnuclear generating business to USGen New England, Inc. (USGen). USGen is awaiting final FERC approval for exempt wholesale generator status for the facilities it is purchasing. The proposed sale is more fully described in the NEES Form 10-K for 1997 and the 1997 NEES Annual Report. Closing of the sale is expected in the third quarter of 1998.

Risk Factors

   While the NEES companies believe that the industry restructuring settlements and the sale agreement with USGen and other developments constitute substantial progress in reducing the impacts associated with industry restructuring, significant risks remain. These include, but are not limited to: (i) the potential that ultimately the settlements will not be implemented in the manner anticipated by NEES, (ii) the possibility that a voter referendum in November 1998 could overturn the Massachusetts legislation, followed by materially adverse legislative or regulatory actions, (iii) the possibility of federal legislation that would increase the risk to shareholders above those contained in the settlements and the Massachusetts and Rhode Island statutes,
(iv) the potential for adverse regulatory or judicial stranded cost recovery decisions involving wholesale customers with whom settlements have not yet been reached, and (v) the failure to complete the sale of the nonnuclear generating business to USGen.

Year 2000 Computer Issues
-------------------------

   For a full discussion of Year 2000 computer issues at NEES, including a description of the modification process, timeline, and estimated total costs, refer to the "Financial Review" section of the 1997 NEES Annual Report filed in conjunction with the NEES Form 10-K for 1997.

AllEnergy Acquisition
---------------------

   On July 9, 1998, NEES and AllEnergy Marketing Company, L.L.C. (AllEnergy), a wholly owned indirect subsidiary of NEES, acquired PAL Energy Corporation's (PAL) business and substantially all of PAL's assets. PAL is a full service distributor of petroleum and related products, and provides repair services and installation of heating and cooling equipment and related services. PAL also operates convenience stores and gas stations located primarily in western New York. For the twelve-month period ended August 31, 1997, PAL had revenues of approximately $125 million.

Operating Revenue
-----------------

   The following table summarizes the changes in operating revenue:
             Increase (Decrease) in Operating Revenue

                                   Second Quarter    Six Months
                                   --------------  ------------
                                   1998 vs 1997    1998 vs 1997
                                   --------------  ------------
                                          (In Millions)

Industry restructuring-related
 rate changes:
   Generation-related                            $(29)          $(47)
   Distribution-related                            13             19
Fuel cost-related                                  (4)           (31)
Massachusetts Electric and Nantucket
  Electric Purchased Power Cost
  Adjustment (PPCA) mechanism                       4             11
Oil and gas-related revenue                       (16)           (36)
AllEnergy revenue                                  22             58
Other                                               4              2
                                                 ----           ----
                                                 $ (6)          $(24)
                                                 ====           ====

   Generation-related rate reductions reflect rate reductions to customers as part of industry restructuring and the implementation of customer choice of power supplier in Rhode Island on January 1, 1998 and in Massachusetts on March 1, 1998. These rate reductions also include the effect of various true-up mechanisms. These true-up mechanisms cover a number of items including stranded cost recovery billings, fuel expense, nuclear operating costs and decommissioning costs and the non-fuel component of purchased power expense.

   The increase in distribution revenues reflects a $45 million rate increase at Massachusetts Electric Company (Massachusetts Electric) in accordance with the provisions of the industry restructuring settlement in Massachusetts, which became effective March 1, 1998. The revenue increase also reflects a $7 million increase in distribution rates for The Narragansett Electric Company (Narragansett Electric) that became effective January 1, 1998 pursuant to Rhode Island's Utility Restructuring Act of 1996.

   For a discussion of the decrease in fuel recovery during 1998, see the fuel costs discussion in the "Operating Expenses" section.

   The increase in revenues related to Massachusetts Electric's and Nantucket Electric Company's (Nantucket Electric) PPCA mechanism during 1998 reflects the end of this mechanism in accordance with the Massachusetts industry restructuring settlement. PPCA refund provisions of approximately $4 million and $11 million had been accrued during the second quarter and first six months of 1997, respectively, and reversed into revenue in the fourth quarter of 1997.

   The decrease in oil and gas-related revenues reflects the sale of NEEI's oil and gas properties effective January 1, 1998.

   The inclusion of the AllEnergy revenue figure in the above table is due to AllEnergy becoming a wholly owned and fully consolidated subsidiary of NEES in the fourth quarter of 1997.
NEES had previously accounted for its 50 percent ownership interest under the equity method of accounting, as a component of other income. For the second quarter and first six months of 1997, total AllEnergy revenues were $9 million and $31 million, respectively.

   The increase in other revenues during the second quarter is primarily due to the impact of a 0.6 percent increase in kilowatthour (kWh) deliveries to ultimate customers and increased transmission billings by NEP to the New England Power Pool (NEPOOL). A similar increase in NEPOOL transmission billings is included in operation and maintenance expense. KWh deliveries for the first six months of 1998 were essentially flat, as the second quarter increase was offset by a similar decrease in the first quarter, due to milder weather.

Operating Expenses
------------------

   The following table summarizes the changes in operating expenses:
            Increase (Decrease) in Operating Expenses

                                Second Quarter    Six Months
                           --------------   ------------
                                 1998 vs 1997    1998 vs 1997
                           --------------   ------------
                                   (In Millions)

Fuel costs                                    $ (5)            $(31)
Purchased energy, excluding fuel                (8)             (17)
Operation and maintenance:
  AllEnergy                                     25               68
  NEP PBOP amortization                         (6)             (12)
  Other                                        (12)             (12)
Depreciation and amortization:
  Utility plant                                 13               22
  Oil and gas properties                       (15)             (35)
Taxes                                            2                -
                                              ----             ----
                                              $ (6)            $(17)
                                              ====             ====

   The decrease in fuel costs for the second quarter and year-to-date periods primarily represents reduced wholesale sales to other utilities and lower coal and oil prices.

   The decrease in purchased power costs, excluding fuel, is primarily due to reduced charges from the Maine Yankee nuclear power plant, which was closed in mid-1997, as well as reduced charges from the Ocean State Power II plant, which underwent a scheduled overhaul during the first and second quarters of 1997. Partially offsetting these lower costs were increased refueling and maintenance charges from the Vermont Yankee nuclear power plant.

   As previously described, the inclusion of AllEnergy costs in the above table is due to the consolidation of AllEnergy in 1998 due to the company becoming a wholly owned subsidiary of NEES. For the second quarter and the first six months of 1997, total AllEnergy expenses were $14 million and $37 million, respectively.

   The decrease in operation and maintenance expense associated with postretirement benefits other than pensions (PBOP) amortization reflects the completion of the accelerated PBOP amortization in 1997 under the terms of a 1995 rate agreement. This decrease in expense is offset by a corresponding increase in the accelerated amortization of Millstone 3 which is described in the depreciation and amortization expense section below.

   The decrease in other operation and maintenance expense reflects reduced maintenance costs from the partially owned Millstone 3 and Seabrook 1 nuclear generating facilities, lower charges related to ongoing PBOP costs, and reduced general and administrative costs related to industry restructuring and the proposed sale of NEES' nonnuclear generating business. This decrease was partially offset by the costs of a scheduled overhaul at the Manchester Street generating plant. The second quarter decrease also reflects 1997 charges for NEP's share of the costs of the restoration to service of previously idled generating facilities in response to a tightened regional power supply.

   The decrease in oil and gas property depreciation and amortization expense during 1998 reflects the end of the amortization of oil and gas costs as a result of the sale of NEEI's oil and gas properties effective January 1, 1998. The increase in utility plant depreciation and amortization expense is primarily due to the $11 million increase in annual depreciation expense provided for in the Massachusetts industry restructuring settlement, depreciation related to new utility plant expenditures, and the accelerated amortization of NEP's investment in the Millstone 3 nuclear unit, a portion of which was attributable to the completion of the PBOP amortization discussed above. This accelerated amortization is recorded as a regulatory liability.

Liquidity and Capital Resources
-------------------------------

  Plant expenditures for the first six months of 1998 amounted to $88 million. The funds necessary for utility plant expenditures during the period were primarily provided by increased short-term debt.

  The financing activities of NEES subsidiaries for the first six months of 1998 are summarized as follows:

                                        Issues      Retirements
                                        ------      -----------
                                             (In Millions)
Long-term debt
--------------
  NEP                                             $ -             $ 50
  Massachusetts Electric                           25               30
  Narragansett Electric                             -                5
  Granite State Electric                            5                -
  NEEI                                              -              122
  Hydro-Transmission Companies                      -                6
  Narragansett Energy Resources Company             -                1
                                                  ---             ----
                                                  $30             $214
                                                  ===             ====

   In August 1997, the NEES Board of Directors authorized the repurchase of up to five million NEES common shares through open market purchases. Through June 30, 1998, NEES purchased approximately 2 million shares under the repurchase program.

   Massachusetts Electric and Narragansett Electric plan to issue an additional $30 million and $15 million of long-term debt, respectively, by the end of 1998. Massachusetts Electric and Narragansett Electric each plan to use the proceeds to refinance maturing bonds and fund capital expenditures.

   At June 30, 1998, NEES and its consolidated subsidiaries had lines of credit and standby bond purchase facilities with banks totaling $1.2 billion. These lines and facilities were used for liquidity support for $657 million of commercial paper borrowings and for $372 million of NEP mortgage bonds in tax-exempt commercial paper mode.

   As part of NEES' plan to divest its generating business, NEEI sold its oil and gas properties effective January 1, 1998 , for approximately $50 million. NEEI's loss on the sale of approximately $120 million, before tax, has been reimbursed by NEP. This loss has been recorded as a regulatory asset, which is recoverable under the terms of the restructuring settlements reached in Massachusetts, Rhode Island, and New Hampshire.

   In May 1998, NEP prepaid approximately $190 million in conjunction with the amendment of a long-term purchased power contract. A small portion of the prepayment is recoverable from USGen at divestiture while the balance is recoverable under the industry restructuring settlements reached in Massachusetts, Rhode Island, and New Hampshire. This latter balance is recorded in deferred charges and other assets on the balance sheet.

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

     Information concerning an arbitration between NEP and Connecticut Light & Power Company and Western Massachusetts
Electric Company concerning the Millstone 3 nuclear unit, discussed in this report in Note B of Notes to Unaudited Financial
Statements, is incorporated herein and made a part hereof.

     Information concerning a lawsuit brought against NEP by the Town of Norwood, Massachusetts and a related Federal Energy
Regulatory Commission proceeding, discussed in this report in Note C of Notes to the Unaudited Financial Statements, is incorporated herein and made a part hereof.

     Information concerning two arbitration decisions and related appeals regarding NEP's purchased power contract with Hydro-Quebec, discussed in this report in Note D of Notes to Unaudited Financial Statements, is incorporated herein and made a part hereof.


Item 4.  Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------

     On April 28, 1998, the Annual Meeting of Shareholders was held.

     The shareholders, by a vote of 53,731,535 in favor, 583,374 against, and 556,677 abstaining, approved a Company proposal setting the number of directors at thirteen.

     Directors were elected and received the following votes:

     Director                 Votes For           Votes Withheld
     --------                 ---------           --------------
     Joan T. Bok              53,751,129          1,119,760
     William M. Bulger        53,734,624          1,136,265
     Alfred D. Houston        54,199,323            681,566
     Paul T. Joskow           53,964,849            906,040
     John M. Kucharski        54,207,904            662,985
     Edward H. Ladd           54,213,682            657,207
     Joshua A. McClure        54,156,294            714,595
     George M. Sage           54,132,579            738,310
     Richard P. Sergel        54,181,395            689,494
     Charles E. Soule         54,204,155            666,734
     Anne Wexler              54,108,368            762,521
     James Q. Wilson          54,133,960            736,929
     James R. Winoker         54,127,525            743,364

     The shareholders, by a vote of 4,823,893 in favor, 40,552,277 against, and 1,531,096 abstaining, rejected a shareholder proposal regarding the splitting of shares.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     The Company is filing Financial Data Schedules.

                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.


                               NEW ENGLAND ELECTRIC SYSTEM


                               s/John G. Cochrane


                               John G. Cochrane
                               Treasurer, Authorized Officer,
                               and Chief Accounting Officer


Date: August 7, 1998





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