Form 10-Q
period 1998-09-30
NEW ENGLAND ELECTRIC SYSTEM
filed 1998-11-12
CIK 71297

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


  (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1998

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

                       Yes (X)      No ( )

Common Shares, par value $1 per share, authorized and outstanding: 59,842,597 shares at September 30, 1998.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------
                   NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                        Statements of Consolidated Income
                            Periods Ended September 30
                                   (Unaudited)
                                               Quarter             Nine Months
                                               -------             -----------
                                          1998       1997       1998      1997
                                          ----       ----       ----      ----
                                                         (In Thousands)
Operating revenue                        $630,558 $628,606 $1,822,129$1,844,377
                                         -------- -------- --------------------

Operating expenses:
    Fuel for generation                    64,107   86,006    227,320  271,068
    Purchased electric energy             155,878  134,813    400,946  406,526
    Other operation                       174,024  128,275    477,092  393,270
    Maintenance                            11,927   32,994     88,949  103,533
    Depreciation and amortization          52,475   63,019    164,333  188,164
    Taxes, other than income taxes         36,591   36,914    113,948  112,865
    Income taxes                           43,292   42,061    102,981  102,882
                                         -------- -------- --------------------
        Total operating expenses          538,294  524,082  1,575,5691,578,308
                                         -------- -------- --------------------
        Operating income                   92,264  104,524    246,560  266,069

Other income:
    Equity in income of generating companies3,410    2,484      8,454    7,615
    Other income (expense), net             5,148   (4,483)     5,140   (9,243)
                                         -------- -------- --------------------
        Operating and other income        100,822  102,525    260,154  264,441
                                         -------- -------- --------------------

Interest:
    Interest on long-term debt             22,218   26,081     71,681   80,362
    Other interest                          9,671    5,639     24,841   13,247
    Allowance for borrowed funds used during
     construction                            (464)    (368)    (1,379)  (1,408)
                                         -------- -------- --------------------
        Total interest                     31,425   31,352     95,143   92,201
                                         -------- -------- --------------------

Income after interest                      69,397   71,173    165,011  172,240

Preferred dividends and net loss
 on reacquisition of preferred stock        1,678    1,833      2,820    5,499
Minority interests                          1,526    1,594      4,711    4,943
                                         -------- -------- --------------------

        Net income                       $ 66,193 $ 67,746 $  157,480$  161,798
                                         ======== ======== ====================

Average common shares - Basic          61,811,783          64,945,26363,279,656    64,961,433
Average common shares - Diluted        61,872,341          64,972,875              63,347,844     64,998,530

Per share data:
     Net income - Basic                       $1.06    $1.04      $2.49    $2.49
     Net income - Diluted                     $1.07    $1.04      $2.49    $2.49
     Dividends declared                       $ .59    $ .59      $1.77    $1.77


                   Statements of Consolidated Retained Earnings

Retained earnings at beginning of period $  970,833 $904,825 $  954,518$ 887,292
Net income                                   66,193   67,746    157,480  161,798
Dividends declared on common shares         (35,757) (38,214)  (110,729)(114,733)
                                         ---------- -------- -------------------
Retained earnings at end of period       $1,001,269 $934,357 $1,001,269$ 934,357
                                         ========== ======== ===================

    The accompanying notes are an integral part of these financial statements.

             NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                   Statements of Consolidated Income
                   Twelve Months Ended September 30
                              (Unaudited)
                                                        1998                   1997
                                                        ----                   ----
                                                               (In Thousands)

Operating revenue                                    $2,480,343   $2,440,888
                                                     ----------   ----------
Operating expenses:
  Fuel for generation                                   328,713      366,559
  Purchased electric energy                             522,649      539,043
  Other operation                                       640,480      526,289
  Maintenance                                           128,788      132,833
  Depreciation and amortization                         212,661      239,160
  Taxes, other than income taxes                        147,577      145,831
  Income taxes                                          152,123      138,458
                                                     ----------   ----------
       Total operating expenses                       2,132,991    2,088,173
                                                     ----------   ----------
       Operating income                                 347,352      352,715

Other income:
  Equity in income of generating companies               11,079        9,897
  Other income (expense), net                            (1,372)     (16,768)
                                                     ----------   ----------
       Operating and other income                       357,059      345,844
                                                     ----------   ----------

Interest:
  Interest on long-term debt                             98,630      108,242
  Other interest                                         28,533       17,329
  Allowance for borrowed funds used during construction  (1,879)      (2,195)
                                                     ----------   ----------
       Total interest                                   125,284      123,376
                                                     ----------   ----------

Income after interest                                   231,775      222,468

Preferred dividends and net gain/loss on
 reacquisiton of preferred stock                          9,640        5,964
Minority interests                                        6,415        6,642
                                                     ----------   ----------

       Net income                                    $  215,720   $  209,862
                                                     ==========   ==========

Average common shares - Basic                        63,641,444   64,963,505
Average common shares - Diluted                      63,717,563   65,011,617

Per share data:
  Net income - Basic and Diluted                          $3.39        $3.23
  Dividends declared                                      $2.36        $2.36


             Statements of Consolidated Retained Earnings


Retained earnings at beginning of period             $  934,357    $ 877,065
Net income                                              215,720      209,862
Dividends declared on common shares                    (148,808)    (153,020)
Premium on redemption of preferred stock                      -          450
                                                     ----------    ---------
Retained earnings at end of period                   $1,001,269    $ 934,357
                                                     ==========    =========

The accompanying notes are an integral part of these financial statements.

               NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                        Consolidated Balance Sheets
                                (Unaudited)
                                                      September 30,                December 31,
                                  ASSETS                 1998          1997
                                  ------                 ----          ----
                                                             (In Thousands)
Utility plant, at original cost                         $4,098,221   $5,860,101
 Less accumulated provisions for depreciation
  and amortization                                       1,662,255    1,995,017
                                                        ----------   ----------
                                                         2,435,966    3,865,084
Construction work in progress                               50,964       48,708
                                                        ----------   ----------
      Net utility plant                                  2,486,930    3,913,792
                                                        ----------   ----------
Oil and gas properties, at full cost                             -    1,299,817
 Less accumulated provision for amortization                     -    1,128,659
                                                        ----------   ----------
      Net oil and gas properties                                 -      171,158
                                                        ----------   ----------
Investments:
 Nuclear power companies, at equity                         48,203       49,825
 Other subsidiaries, at equity                               2,387       37,418
 Other investments                                         145,993      117,645
                                                        ----------   ----------
      Total investments                                    196,583      204,888
                                                        ----------   ----------
Current assets:
 Cash, and temporary cash investments                      494,312       14,264
 Accounts receivable, less reserves of $20,332,000 and
   $17,834,000                                             275,730      257,185
 Unbilled revenues                                          76,564       71,260
 Fuel, materials and supplies, at average cost              42,085       66,509
 Prepaid and other current assets                           41,098       64,265
                                                        ----------   ----------
      Total current assets                                 929,789      473,483
                                                        ----------   ----------
Regulatory assets                                        1,649,713      534,147
Deferred charges and other assets                           45,723       14,179
                                                        ----------   ----------
                                                        $5,308,738   $5,311,647
                                                        ==========   ==========
                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common share equity:
   Common shares, par value $1 per share:
     Authorized  - 150,000,000 shares
     Issued      -  64,969,652 shares
     Outstanding -  59,842,597 shares and 64,537,777 shares          $   64,970     $   64,970
 Paid-in capital                                           736,744      736,605
 Retained earnings                                       1,001,269      954,518
 Treasury stock - 5,127,055 shares and 431,875 shares     (206,113)     (16,415)
 Unrealized gain on securities, net                          6,061        4,764
                                                        ----------   ----------
      Total common share equity                          1,602,931    1,744,442

 Minority interests in consolidated subsidiaries            40,860       43,062
 Cumulative preferred stock of subsidiaries                 33,914       39,113
 Long-term debt                                          1,034,854    1,487,481
                                                        ----------   ----------
      Total capitalization                               2,712,559    3,314,098
                                                        ----------   ----------
Current liabilities:
 Long-term debt due within one year                         46,000       89,910
 Short-term debt                                                 -      251,950
 Accounts payable                                          194,667      136,218
 Accrued taxes                                             221,770       14,831
 Accrued interest                                           12,431       24,969
 Dividends payable                                          34,491       36,162
 Other current liabilities                                 245,654      120,002
                                                        ----------   ----------
      Total current liabilities                            755,013      674,042
                                                        ----------   ----------
Deferred federal and state income taxes                    464,601      720,375
Unamortized investment tax credits                          65,589       90,018
Accrued Yankee nuclear plant costs                         261,278      299,564
Purchased power obligations                                863,367            -
Other reserves and deferred credits                        186,331      213,550
                                                        ----------   ----------
                                                        $5,308,738   $5,311,647
                                                        ==========   ==========

The accompanying notes are an integral part of these financial statements.

               NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                      Nine Months Ended September 30
                                (Unaudited)
                                                         1998          1997
                                                         ----          ----
                                                             (In Thousands)

Operating Activities:
   Net income                                         $   157,480    $ 161,798
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                          167,363      190,651
   Deferred income taxes and investment tax credits, net (279,373)     (30,812)
   Allowance for funds used during construction            (1,379)      (1,408)
   Minority interests                                       4,711        4,943
   Buyout of purchased power contracts                   (333,520)           -
   Decrease (increase) in accounts receivable, net
     and unbilled revenues                                (14,566)      39,957
   Decrease (increase) in fuel, materials, and supplies   (22,887)       1,204
   Decrease (increase) in prepaid and other current assets 18,691       13,673
   Increase (decrease) in accounts payable                 52,907      (15,642)
   Increase (decrease) in other current liabilities       233,245       29,911
   Other, net                                             (53,476)      39,651
                                                      -----------    ---------
      Net cash provided by (used in)
       operating activities                           $   (70,804)   $ 433,926
                                                      -----------    ---------

Investing Activities:
   Proceeds from sale of generating assets            $ 1,728,588    $       -
   Plant expenditures, excluding allowance for
     funds used during construction                      (133,557)    (152,445)
   Oil and gas exploration and development                      -       (9,676)
   Proceeds from sale of New England Energy Incorporated
    oil and gas properties                                 50,000            -
   Other investing activities                             (29,358)     (13,517)
                                                      -----------    ---------
      Net cash provided by (used in)
       investing activities                           $ 1,615,673    $(175,638)
                                                      -----------    ---------

Financing Activities:
   Dividends paid to minority interests               $    (6,704)   $  (5,279)
   Dividends paid on NEES common shares                  (110,979)    (114,660)
   Changes in short-term debt                            (251,950)      (5,350)
   Long-term debt - issues                                 30,000        3,000
   Long-term debt - retirements                          (528,750)    (132,845)
   Return of capital to minority interests and
    related premium                                        (1,681)           -
   Repurchase of common shares                           (189,604)      (5,089)
   Preferred stock - reacquisition                         (5,153)           -
                                                      -----------    ---------
      Net cash used in financing activities           $(1,064,821)   $(260,223)
                                                      -----------    ---------

Net increase (decrease) in cash and cash equivalents  $   480,048    $  (1,935)

Cash and cash equivalents at beginning of period           14,264        8,477
                                                      -----------    ---------
Cash and cash equivalents at end of period            $   494,312    $   6,542
                                                      ===========    =========

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

   In 1993, the Massachusetts Department of Public Utilities approved a settlement agreement regarding the rate recovery of remediation costs of former manufactured gas sites and certain other hazardous waste sites located in Massachusetts. Under that agreement, qualified remedial costs related to these sites are paid out of a special fund established on Massachusetts Electric Company's (Massachusetts Electric) books. Massachusetts Electric made an initial $30 million contribution to the fund. Rate-recoverable contributions of $3 million, adjusted since 1993 for inflation, are added annually to the fund along with interest and any recoveries from insurance carriers and other third parties. At September 30, 1998, the fund had a balance of $46 million.

   Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by NEES or its subsidiaries. The NEES companies have recovered amounts from certain insurers and other third parties, and, where appropriate, intend to seek recovery from other insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful. At September 30, 1998, NEES had total reserves for environmental response costs of $56 million. This represents an increase from the $44 million balance at the end of 1997. Since most of the sites for which increased reserves were recognized are covered by rate agreements, this increase in the reserves did not have an adverse effect on net income. NEES believes that hazardous waste liabilities for all sites of which it is aware, and which are not covered by a rate agreement, are not material to its financial position.

Note B - Divestiture of Generating Business
-------------------------------------------

   On September 1, 1998, NEES subsidiaries New England Power Company (NEP) and The Narragansett Electric Company (Narragansett Electric) completed the sale of substantially all of their nonnuclear generating business to USGen. The NEES companies received $1.59 billion for the sale. In addition, the NEES companies were reimbursed approximately $140 million for costs associated with early retirements and special severance programs for employees affected by industry restructuring, and the value of inventories. For more information on the terms and events leading to the sale, the accounting implications of the sale, and the assets sold, see NEES' Annual Report on Form 10-K for the year ended December 31, 1997.

   As part of the sale, USGen purchased NEP's entitlement to approximately 1,100 megawatts of power procured under long-term contracts. Pursuant to the transfer agreement, under certain conditions involving formal assignment of the contracts to USGen and a release of NEP from further obligations to the power supplier, NEP is required to make a lump sum payment of the present value of its monthly fixed contribution obligations. On or prior to the closing date, NEP paid approximately $340 million towards the above-market costs of two of the power contracts. NEP is required to make fixed contributions averaging $9.5 million per month through January 2008 towards the above-market cost of the other contracts. USGen is responsible for the balance of the costs under the purchased power contracts. All of the payments are recoverable from customers as part of industry restructuring settlements reached by NEP with various parties and approved by state and Federal regulators. The present value of the future monthly fixed contributions, amounting to $863 million, are recorded as a liability on the balance sheet. This liability, as well as the lump sum payments previously made, net of amortization, are also recorded as a regulatory asset on the balance sheet.

   In order to satisfy certain terms of its mortgage indenture, NEP was required to defease or retire all of its $641 million of mortgage bonds outstanding at the time of the sale of its nonnuclear generating business. With respect to $372 million of mortgage bonds securing the issuance of a like amount of pollution control revenue bonds (PCRBs) issued by public agencies, NEP retired the mortgage bonds, leaving the underlying PCRBs outstanding as unsecured obligations of NEP. Pursuant to a tender offer, NEP purchased $183 million of bonds. Provisions for the payment of the remaining mortgage bonds were made by depositing with trustees U.S. treasury obligations sufficient to pay principal and interest to the maturity date, or, in the alternative, principal, interest and premium to the first date on which the bonds could be redeemed. Both the U.S. treasury obligations and defeased bonds were removed from the September 30, 1998 balance sheet.

Note C - Regulatory Asset Recovery
----------------------------------

   Historically, electric utility rates have been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), requires regulated entities, in appropriate circumstances, to establish regulatory assets, and thereby defer the income statement impact of these charges because they are expected to be included in future customer charges. In 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board concluded that a utility who had received approval to recover so-called "stranded costs" through regulated transmission and distribution rates would be permitted to continue to apply FAS 71 to the recovery of stranded costs.

   In accordance with industry restructuring settlement agreements reached in Massachusetts, Rhode Island and New Hampshire, NEP has been permitted to recover its investments as of December 31, 1995 in the Millstone 3 and Seabrook 1 nuclear facilities, assuming these facilities had zero market value. Recent sales of nuclear units, (which have required the prefunding of decommissioning liabilities by the seller,) have tended to confirm lower market values for nuclear facilities. Consistent with these provisions of the settlement agreements, and now that the divestiture of the nonnuclear generating business has occurred, NEP recorded an impairment writedown in its reserve for depreciation and established an offsetting regulatory asset on the September 30, 1998 balance sheet for $348 million and $41 million, which represent the net book value at December 31, 1995, less applicable depreciation subsequent to that date, of Millstone 3 and Seabrook 1, respectively. Nevertheless, NEP will endeavor to sell, or otherwise transfer, its interest in these nuclear plants. Should these efforts yield a positive market value, NEP will credit any such value to customers.

   NEP has received authorization from the Federal Energy Regulatory Commission (FERC) to recover through contract termination charges substantially all of the costs associated with its former generating business not recovered through the sale of that business. As a result, NEES has recorded a regulatory asset for the costs which are recoverable from customers through contract termination charges. The regulatory asset includes the following major components: the loss on the sale of NEES' oil and gas business and the unrecovered plant costs in operating nuclear plants, reduced by the gain from the sale of NEP's nonnuclear generating business, all of which will be recovered by the end of 2000; and costs associated with permanently closed nuclear power plants and the above-market costs associated with purchased power contracts, which are being recovered over a much longer period of time as such costs are actually incurred. At September 30, 1998, regulatory assets totaled approximately $1.6 billion, of which $863 million related to the above-market costs of purchased power contracts. All but approximately $100 million of the regulatory assets are recoverable under NEP's contract termination charge.

   It is possible that future regulatory rules or other circumstances could cause the application of FAS 71 to be discontinued, which would result in a noncash write-off of previously established regulatory assets, including those being recovered through NEP's contract termination charge.

Note D - Nuclear Units
----------------------

Nuclear Units Permanently Shut Down

   Three regional nuclear generating companies in which NEP has a minority interest own nuclear generating units which have been permanently shut down. These three units are as follows:

                    NEP's Investment            Future Estimated
       Unit      Percent   Amount($)   Date Retired Billings to NEP($)
-----------------------------------------------------------------------------
Yankee Atomic       30         6 million       Feb 1992    33 million
Connecticut Yankee  15      15 million    Dec 1996              83 million
Maine Yankee 20      16 million  Aug 1997       145 million
-----------------------------------------------------------------------------

   In the case of each of these units, NEP has recorded an estimate of the total future payment obligation as a liability and an offsetting regulatory asset, reflecting estimated future billings from the companies. In a 1993 decision, the FERC allowed Yankee Atomic to recover its undepreciated investment in the plant as well as unfunded nuclear decommissioning costs and other costs. NEP's industry restructuring settlements allow it to recover all costs that the FERC allows these Yankee companies to bill to NEP.

Connecticut Yankee and Maine Yankee have both filed similar requests with the FERC. Several parties have intervened in opposition to both filings. On August 31, 1998, a FERC Administrative Law Judge (ALJ) issued an initial decision which would allow for full recovery of Connecticut Yankee's unrecovered investment, but precluded a return on that investment. The ALJ's initial decision is subject to review and approval by the FERC. Connecticut Yankee, NEP, and other parties have filed exceptions to
the ALJ's decision with the FERC.   Should the FERC uphold the
ALJ's initial decision in its current form, NEP's share of the loss of the return component would total approximately $12 million to $15 million before taxes.

   The Citizen's Awareness Network and Nuclear Information and Resource Service have indicated their intention to file a request with the Nuclear Regulatory Commission (NRC) designed to overturn a current NRC rule on decommissioning. NEP cannot predict what impact, if any, these activities, if successful, would have on the cost of decommissioning the plants.

   At Maine Yankee, the NRC issued a notice of violation on October 8, 1998 for issues identified prior to the shut down of the plant in August 1997. The NRC did not assess any civil penalties related to the notice of violation.

   In the 1970s, NEP and several other shareholders (Sponsors) of Maine Yankee entered into 27 contracts (Secondary Purchase Agreements) under which they sold portions of their entitlements to Maine Yankee power output through 2002 to various entities, primarily municipal and cooperative systems in New England (Secondary Purchasers). Virtually all of the Secondary Purchasers have ceased making payments under the Secondary Purchase Agreements and have demanded arbitration, claiming that such agreements excuse further payments upon plant shutdown. The motion of the Secondary Purchasers to compel arbitration was denied by the Maine Superior Court on the grounds that the FERC has jurisdiction. The Secondary Purchasers are appealing this decision to the Maine Supreme Judicial Court. NEP has asked the FERC to enforce NEP's rights under the agreements. In the event that no further payments are forthcoming from Secondary Purchasers, NEP, as a primary obligor to Maine Yankee, would be required to pay an additional $7 million of future shutdown costs. These costs are not included in the $145 million estimate disclosed in the table above. Shutdown costs are recoverable from customers under the industry restructuring settlements.

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

Millstone 3

   In April 1996, the NRC ordered Millstone 3, which had experienced numerous technical and nontechnical problems, to shut down pending verification that the unit's operations were in accordance with NRC regulations and the unit's operating license. In July 1998, Millstone 3 returned to full operation. Millstone 3 remains on the NRC "Watch List," signifying that it continues to warrant increased NRC attention. Millstone 3 is operated by a subsidiary of Northeast Utilities (NU). NEP is not an owner of the Millstone 2 nuclear generating unit, which is temporarily shut down under NRC orders, or the Millstone 1 nuclear generating unit, which has been permanently shut down.

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

   Several criminal investigations related to Millstone 3 are ongoing. In December 1997, the NRC assessed civil penalties totaling $2.1 million for numerous violations at the three Millstone units. NEP's share of this fine was less than $100,000. On September 24, 1998, NU, the Connecticut Department of Environmental Protection and the Connecticut Attorney General reached a stipulated agreement for alleged wastewater discharge violations at the Millstone units. As part of the agreement, NU will pay a civil penalty of $700,000, and an additional $500,000 to fund three environmental projects. NEP's share of this fine will be immaterial.

   In August 1997, NEP sued NU in Massachusetts Superior Court for damages resulting from the tortious conduct of NU that caused the shutdown of Millstone 3. NEP's damages include the costs of replacement power during the outage and costs necessary to return Millstone 3 to safe operation. NEP also seeks punitive damages. NEP also sent a demand for arbitration to Connecticut Light & Power Company (CL&P) and Western Massachusetts Electric Company (WMEC), both subsidiaries of NU, seeking damages resulting from their breach of obligations under an agreement with NEP and others regarding the operation and ownership of Millstone 3. The arbitration is scheduled for October 1999. NU moved to dismiss NEP's suit, or, in the alternative, stay the suit pending arbitration of NEP's claims against CL&P and WMEC. NU also moved to consolidate NEP's suit with suits filed by other joint owners in Massachusetts Superior Court. On July 3, 1998, the court denied NU's motion to dismiss and its motion to stay pending arbitration. On July 21, 1998, NEP amended its complaint by, among other things, adding NU's Trustees as defendants. The Worcester Superior Court granted NEP's motion for a trial in June 1999, subject to revision if the cases are consolidated. No ruling has been made on NU's motion to consolidate.

Nuclear Decommissioning

   In New Hampshire, legislation was recently enacted which makes owners of Seabrook 1, of which NEP owns a 10 percent interest, proportional guarantors for decommissioning costs in the event that an owner without a franchise service territory fails to fund its share of decommissioning costs. Currently, a single owner of an approximate 12 percent share of Seabrook 1 has no franchise service territory. For more information on nuclear decommissioning, refer to the NEES Annual Report on Form 10-K for 1997.

   The New Hampshire Nuclear Decommissioning Finance Committee is reviewing Seabrook Station's decommissioning estimate and associated annual funding levels. Among the items being considered is the imposition of joint and several liability among the Seabrook joint owners for decommissioning funding. NEP cannot predict what additional liability, if any, may be imposed on it.

   The Nuclear Waste Policy Act of 1982 establishes that the federal government (through the Department of Energy (DOE)) is responsible for the disposal of spent nuclear fuel. The federal government requires NEP to pay a fee based on its share of the net generation from the Millstone 3 and Seabrook 1 nuclear units. Through February 1998, NEP recovered this fee through its fuel clause. Subsequently, most of these costs are recovered through NEP's restructuring settlement in lieu of the fuel clause. Similar costs are incurred by the Vermont Yankee nuclear generating unit. These costs are billed to NEP and also recovered from customers through the same mechanism. In November 1997, ruling on a lawsuit brought against the DOE by numerous utilities and state regulatory commissions, the Court of Appeals for the District of Columbia (the Appeals Court) held that the DOE was obligated to begin disposing of utilities' spent nuclear fuel by January 31, 1998. The DOE failed to meet this deadline, and is not scheduled to have a temporary or permanent repository for spent nuclear fuel for several years. In February 1998, Maine Yankee petitioned the Appeals Court to compel the DOE to remove Maine Yankee's spent fuel from the site. In May 1998, the Appeals Court rejected the petitions of Maine Yankee and the other utilities and state regulatory commissions, stating that the issue of damages was a contractual matter. The operators of the units in which NEP has an obligation, including Maine Yankee, Connecticut Yankee, and Yankee Atomic, continue to pursue damage claims against the DOE in the Federal Court of Claims (Claims Court). On October 30, 1998, the Claims Court ruled that the DOE violated a commitment to remove spent fuel from Yankee Atomic. The Claims Court issued similar rulings in November 1998 related to cases brought by Connecticut Yankee and Maine Yankee. Further proceedings will be scheduled by the Claims Court to decide the amount of damages.

Note E - Town of Norwood
------------------------

   On September 29, 1998, the United States District Court for the District of Massachusetts dismissed the lawsuit filed by the Town of Norwood, Massachusetts against NEES and NEP in April 1997. NEP had been a wholesale power supplier for Norwood pursuant to rates approved by the FERC. In the lawsuit, Norwood had alleged that NEP's divestiture of its power generating assets would violate the terms of a 1983 power contract. Norwood also alleged that the divestiture and recovery of stranded investment costs contravened federal antitrust laws. The District Court judge granted NEES' and NEP's motion for dismissal on the grounds that the contract did not require NEP to retain its generating units, that the FERC-approved filed rates govern these matters and that Norwood had adequate opportunity at the FERC to litigate these matters. Norwood has filed a motion to alter or amend the order of dismissal.

   In March 1998, Norwood gave notice of its intent to terminate its contract with NEP, without accepting responsibility for its share of NEP's stranded costs, and began taking power from another supplier commencing in April 1998. In May 1998, the FERC ruled that NEP could assess a contract termination charge to any of NEP's unaffiliated customers that choose to terminate their wholesale power contracts early. Norwood claimed that the contract termination charge approved by the FERC did not apply to Norwood; however, in denying Norwood's motion for rehearing, the FERC ruled that the charge did apply to Norwood. On October 2, 1998, Norwood appealed this decision to the First Circuit Court of Appeals (First Circuit). NEP's billings to Norwood for this charge through September 1998 have been approximately $4 million. Norwood has not paid any of these billings. NEP intends to pursue collection action to recover these amounts.

   Norwood appealed the FERC's orders approving the divestiture and the Massachusetts and Rhode Island industry restructuring settlement agreements (including modification of NEP's contracts with Massachusetts Electric and Narragansett Electric) to the First
Circuit on July 31, 1998 and August 7, 1998, respectively.   The
FERC had found that the challenged orders do not apply to Norwood.

   On October 20, 1998, the First Circuit consolidated all three of Norwood's appeals from the FERC's orders. These consolidated appeals will likely be consolidated with two other appeals that were filed on August 6, 1998 with the Second Circuit of Appeals and transferred to the First Circuit on October 13, 1998. Both appeals, filed by the Northeast Center for Social Issue Studies, challenge the FERC's approval of NEP's sale of its hydroelectric facilities.

Note F - Hydro-Quebec Arbitration
---------------------------------

   In 1996, various New England utilities which are members of the New England Power Pool, including NEP, submitted a dispute to arbitration regarding their Firm Energy Purchased Power Contract with Hydro-Quebec. In June 1997, Hydro-Quebec presented a damage claim of approximately $37 million for past damages, of which NEP's share would have been approximately $6 million to $9 million. The claims involved a dispute over the components of a pricing formula and additional costs under the contract. With respect to ongoing claims, NEP paid Hydro-Quebec the higher amount (additional costs of approximately $3 million per year) from July 1996 until September 1, 1998 under protest and subject to refund. The contract was transferred to USGen on September 1, 1998 in conjunction with the sale of the nonnuclear generating business. In October 1997, an arbitrator ruled in favor of the New England utilities in all respects. Hydro-Quebec has not yet refunded any monies and has appealed the decision. In June 1998, the United States District Court (District Court) issued an order affirming the 1997 arbitration decision in favor of NEP and the other utilities. Hydro-Quebec is appealing this order to the Court of Appeals for the First Circuit.

   On July 31, 1998, in a separate proceeding, an arbitrator denied the request of NEP and the other utilities that they be allowed to withhold payment of disputed amounts from Hydro-Quebec during the pendency of Hydro-Quebec's appeal. NEP and the other utilities have filed a petition with the District Court to vacate this decision, and Hydro-Quebec has petitioned the District Court to confirm it.

Note G - Average Common Shares
------------------------------

   The following table summarizes the reconciling amounts between basic and diluted earnings per share (EPS) computations, in compliance with Statement of Financial Accounting Standards No. 128, Earnings per Share, which became effective during 1997, and requires restatement for all prior-period EPS data presented.

                             Quarter Ended        Nine Months Ended     Twelve Months Ended
-------------------------------------------------------------------------------------------
Period Ended September 30,  1998       1997        1998       1997        1998       1997
-------------------------------------------------------------------------------------------
Income after interest
 and minority
 interest (000s)       $67,871  $69,579   $160,300 $167,297 $225,360  $215,826

Less: preferred stock
 dividends and net
 gain/loss on
 reacquisition of
 preferred stock of
 subsidiaries (000s)   $ 1,678  $ 1,833   $  2,820 $  5,499 $  9,640  $  5,964

Income available to
 common shareholders
 (000s)                $66,193  $67,746   $157,480 $161,798 $215,720  $209,862

Basic EPS              $  1.06  $  1.04   $   2.49 $   2.49 $   3.39  $   3.23

Diluted EPS            $  1.07  $  1.04   $   2.49 $   2.49 $   3.39  $   3.23
-------------------------------------------------------------------------------------------
Average common
 shares outstanding
 for Basic EPS      61,811,783          64,945,263        63,279,65664,961,43363,641,44464,963,505

Effect of Dilutive
 Securities

Average potential
 common shares related
 to share-based compen-
 sation plans           60,558              27,612            68,188        37,097     76,119     48,112
-------------------------------------------------------------------------------------------
Average common shares
  outstanding for
  Diluted EPS       61,872,341          64,972,875        63,347,84464,998,53063,717,56365,011,617
-------------------------------------------------------------------------------------------

Note H - Comprehensive Income
-----------------------------

   In the first quarter of 1998, NEES adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (FAS 130). FAS 130 establishes standards for reporting comprehensive income and its components. Comprehensive income for the period is equal to net income plus "other comprehensive income," which, for NEES, consists of the change in unrealized holding gains on available-for-sale securities during the period. Total comprehensive income is calculated for all applicable periods in the table below:

                                      Periods Ended September 30,
                                 -------------------------------------
                                      Three Months     Nine Months
                                      ------------     -----------
                                                1998           1997             1998           1997
                                                ----           ----             ----           ----
                                                                        (In Thousands)
Net income                            $66,193         $67,746                $157,480       $161,798

Other comprehensive income,
 net of tax:
  Holding gains/(losses)               (1,306)          1,194                   1,618          3,878
Less: Reclassification adjustments
 for realized gains previously
 included in comprehensive income                 321              108            321            108
                                      -------         -------                --------       --------
      Total comprehensive income      $64,566         $68,832                $158,777       $165,568
                                      =======         =======                ========       ========

Note I - New Accounting Standards
---------------------------------

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

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), which establishes accounting and reporting standards for such instruments. NEES, through its wholly owned indirect subsidiary, AllEnergy Marketing Company, L.L.C., (AllEnergy) uses derivative instruments to manage exposure from fluctuations in commodity prices. At this time, AllEnergy has only held exchange-traded futures contracts to manage risks associated with natural gas, propane, and oil price risks. FAS 133 requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, derivatives may be treated as hedges under FAS 133 for income statement purposes. Gains or losses on a derivative which qualifies as a hedge are deferred until recognized in the income statement in the same period as the hedged item is recognized in the income statement. To the extent the derivative is not effective in offsetting changes in fair value of the hedged item, that portion of the gain or loss is reported in earnings immediately. As of September 30, 1998, all of AllEnergy's existing futures contracts, with limited exceptions, qualified as hedges under Statement of Financial Accounting Standards No. 80, Accounting for Futures Contracts. The futures contracts which do not qualify as hedges are marked-to-market on a monthly basis, and are immaterial to NEES. FAS 133 is effective for fiscal years beginning after June 15, 1999.

Note J
------

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

Earnings
--------

   Earnings for the third quarter of 1998 were $1.07 per share on
61.9 million average diluted common shares, compared to $1.04 per share on 65.0 million average diluted common shares for the third quarter of 1997. Earnings were $2.49 per share for both the nine months ended September 30, 1998 and 1997 on 63.3 million and 65.0 million average diluted common shares, respectively.

   Third quarter 1998 earnings increased as a result of a combination of increased kilowatthour (kWh) deliveries to ultimate customers, reduced operation and maintenance expenses, and a reduction in common shares outstanding as a result of share buyback programs commenced in late 1997. These gains were partially offset by revenue declines due to the restructuring of the utility business in Massachusetts, Rhode Island, and New Hampshire.

   Year-to-date earnings reflect the same factors affecting the third quarter. NEES estimates that industry restructuring reduced third quarter and year-to-date earnings by approximately $.30 per share and $.60 per share, respectively.

   With the introduction of industry restructuring and customer choice of power supplier, a fundamental change has occurred in the electric utility business. NEES believes that through its restructuring settlements at the Federal and state level, the state laws passed in the jurisdictions in which it does business, and the sale of its nonnuclear generation business, the major impacts of restructuring (particularly, the recovery of stranded costs) have been favorably resolved. Possible remaining risks include the potential that the settlements will not be implemented in the manner anticipated by NEES or that Federal legislation could be enacted that would increase the risk to shareholders above those contained in the settlements and state legislation. With respect to future earnings, now that the divestiture of the nonnuclear generating business has occurred, the settlement agreements limit the return on equity earned on the NEES companies' remaining generating assets to 9.7 percent, before mitigation incentives, which is significantly lower than earned by the generating business in recent years. Return on equity is also capped for the majority of NEES' electricity delivery business at 11.75 percent, excluding certain incentive mechanisms. Beginning on September 1, 1998, the sale date of the nonnuclear generating business, NEES' earnings became further dependent on the return on the reinvestment of the sale proceeds, whether through retirement of debt, the repurchase of NEES shares, investments in new ventures, or otherwise. This reinvestment return is expected, at least in the near term, to be considerably less than the return historically earned by the generating business.

   This report contains statements that may be considered forward looking under the securities laws. Actual results may differ materially. See the above discussion for factors which could cause the results to differ.

Industry Restructuring
----------------------

    For a full discussion of industry restructuring activities in Massachusetts, Rhode Island, and New Hampshire, stranded cost recovery, accounting implications of industry restructuring and divestiture, workforce reductions, and impact of industry restructuring on the distribution business, see the "Industry Restructuring" section of the NEES Form 10-K for 1997 and the NEES 1997 Annual Report.

Industry Restructuring Update
New Hampshire

   On July 13, 1998, the New Hampshire Public Utility Commission (NHPUC), approved the comprehensive settlement agreement reached between Granite State Electric Company (Granite State Electric), New England Power Company (NEP), the Governor's office of the State of New Hampshire, and a number of other parties. The Federal Energy Regulatory Commission (FERC) had previously approved a wholesale settlement in April, 1998. On July 27, 1998, NEP filed with the FERC to amend the wholesale settlement to conform to the settlement approved by the NHPUC. The settlement provided choice of power supplier to Granite State Electric's customers as of July 1, 1998. The principal terms of the settlement are substantially similar to the settlements reached in Massachusetts and Rhode Island.

Divestiture of Generating Business

   On September 1, 1998, NEES subsidiaries NEP and The
Narragansett Electric Company (Narragansett Electric) completed the sale of substantially all of their nonnuclear generating business to USGen New England, Inc. (USGen), an indirect wholly owned subsidiary of PG&E Corporation. The NEES companies received $1.59 billion for the sale. In addition, the NEES companies were reimbursed approximately $140 million for costs associated with early retirements and special severance programs for employees affected by industry restructuring, and the value of inventories. For more information on the terms and events leading to the sale, the accounting implications of the sale, and the assets sold, see NEES' Annual Report on Form 10-K for the year ended December 31, 1997.

   As part of the sale, USGen purchased NEP's entitlement to approximately 1,100 megawatts of power procured under long-term contracts. Pursuant to the transfer agreement, under certain conditions involving formal assignment of the contracts to USGen and a release of NEP from further obligations to the power supplier, NEP is required to make a lump sum payment of the present value of its monthly fixed contribution obligations. On or prior to the closing date, NEP paid approximately $340 million towards the above-market costs of two of the power contracts. NEP is required to make fixed contributions averaging $9.5 million per month through January 2008 towards the above-market cost of the
other contracts.   USGen is responsible for the balance of the
costs under the purchased power contracts. All of the payments are recoverable from customers as part of industry restructuring settlements reached by NEP with various parties and approved by state and Federal regulators. The present value of the future monthly fixed contributions, amounting to $863 million, are recorded as a liability on the balance sheet. This liability, as well as the lump sum payments previously made, net of amortization, are also recorded as a regulatory asset on the balance sheet.

   In order to satisfy certain terms of its mortgage indenture, NEP was required to defease or retire all of its $641 million of mortgage bonds outstanding at the time of the sale of its nonnuclear generating business. With respect to $372 million of mortgage bonds securing the issuance of a like amount of pollution control revenue bonds (PCRBs) issued by public agencies, NEP retired the mortgage bonds, leaving the underlying PCRBs outstanding as unsecured obligations of NEP. Pursuant to a tender offer, NEP purchased $183 million of bonds. Provisions for the payment of the remaining mortgage bonds were made by depositing with trustees U.S. treasury obligations sufficient to pay principal and interest to the maturity date, or, in the alternative, principal, interest and premium to the first date on which the bonds could be redeemed. Both the U.S. treasury obligations and defeased bonds were removed from the September 30, 1998 balance sheet.

Regulatory Asset Recovery

   Historically, electric utility rates have been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), requires regulated entities, in appropriate circumstances, to establish regulatory assets, and thereby defer the income statement impact of these charges because they are expected to be included in future customer charges. In 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board concluded that a utility who had received approval to recover so-called "stranded costs" through regulated transmission and distribution rates would be permitted to continue to apply FAS 71 to the recovery of stranded costs.

   In accordance with industry restructuring settlement agreements reached in Massachusetts, Rhode Island, and New Hampshire, NEP has been permitted to recover its investments as of December 31, 1995 in the Millstone 3 and Seabrook 1 nuclear facilities, assuming these facilities had zero market value. Recent sales of nuclear units, (which have required the prefunding of decommissioning liabilities by the seller,) have tended to confirm lower market values for nuclear facilities. Consistent with these provisions of the settlement agreements, and now that the divestiture of the nonnuclear generating business has occurred, NEP recorded an impairment writedown in its reserve for depreciation and established an offsetting regulatory asset on the September 30,

1998 balance sheet for $348 million and $41 million, which represent the net book value at December 31, 1995, less applicable depreciation subsequent to that date, of Millstone 3 and Seabrook 1, respectively. Nevertheless, NEP will endeavor to sell, or otherwise transfer, its interest in these nuclear plants. Should these efforts yield a positive market value, NEP will credit any such value to customers.

   NEP has received authorization from the FERC to recover through contract termination charges substantially all of the costs associated with its former generating business not recovered through the sale of that business. As a result, NEES has recorded a regulatory asset for the costs which are recoverable from customers through contract termination charges. The regulatory asset includes the following major components: the loss on the sale of NEES' oil and gas business and the unrecovered plant costs in operating nuclear plants, reduced by the gain from the sale of NEP's nonnuclear generating business, all of which will be recovered by the end of 2000; and costs associated with permanently closed nuclear power plants and the above-market costs associated with purchased power contracts, which are being recovered over a much longer period of time as such costs are actually incurred. At September 30, 1998, regulatory assets totaled approximately $1.6 billion, of which $863 million related to the above-market costs of purchased power contracts. All but approximately $100 million of the regulatory assets are recoverable under NEP's contract termination charge.

   It is possible that future regulatory rules or other circumstances could cause the application of FAS 71 to be discontinued, which would result in a noncash write-off of previously established regulatory assets, including those being recovered through NEP's contract termination charge.

Year 2000 Computer Issues
-------------------------

   Over the next year, most companies will face a potentially serious information systems (computer) problem because many software applications and operational programs written in the past may not properly recognize calendar dates associated with the year 2000 (Y2K). This could cause computers to either shut down or lead to incorrect calculations.

   During 1996, the NEES companies began the process of identifying the changes required to their computer software and hardware to mitigate Y2K issues. The NEES companies established a Y2K Project team to manage these issues. This team reports project progress to a recently formed Y2K Executive Oversight Committee each month. The team also makes regular reports to NEES' Board of Directors and its Audit Committee. The NEES companies have separated their Y2K Project into four parts as shown below, along with the estimated completion dates for each part.

                                   Substantial Contingency Testing,
                                   Completion  Documentation,
                                   of Critical and Clean
Category         Specific Example  Systems     Management
-------          --------------    ----------  -------------
Mainframe/Midrange                 Accounting/Customer      Fourth quarter Throughout 1999
Systems          service integrated            1998
                 systems

Desktop Systems  Personal computers/           Mid-1999  Throughout 1999
                 Department software/
                 Networks

Operational/     Dispatching systems/          Mid-1999  Throughout 1999
Embedded         Transmission and
Systems          Distribution systems/
                 Telephone systems

External Issues  Electronic Data   Mid-1999    Throughout 1999
                 Interchange/Vendor
                 communications

     The NEES companies are using a three-phase approach in coordinating their Y2K Project for system-related issues: (I) Assessment and Inventory, (II) Pilot Testing, and (III) Renovation, Conversion, or Replacement of Application and Operating Software Packages and Testing. Phase I, which was an initial assessment of all systems and devices for potential Y2K defects, was completed in mid-1997. Phase II, which consisted of renovation pilots for a cross-section of systems in order to facilitate the establishment of templates for Phase III work, was completed in late 1997. Phase III, which is currently ongoing, requires the renovation, conversion, or replacement of the remaining applications and operating software packages.

   The NEES companies have also implemented a formalized communication process with third parties to receive information related to their progress in remediating their own Y2K issues, and to communicate the NEES companies' progress in addressing the Y2K issue. These third parties include major customers, suppliers, and significant businesses with which the NEES companies have data links (such as banks). The NEES companies cannot predict the outcome of other companies' remediation efforts.

   The NEES companies believe total costs associated with making the necessary modifications to all centralized and noncentralized systems will be approximately $25 million. In addition, the NEES companies are spending $4 million related to the implementation of a new human resources and payroll system, the replacement of which is in part due to the Y2K issue. To date, total Y2K-related costs of $19 million have been incurred, of which $1 million has been capitalized.

   The NEES companies are in the process of developing Y2K contingency plans to allow for critical information and operating systems to function from January 1, 2000 forward. If required, these plans are intended to address both internal risks as well as potential external risks related to both suppliers and customers. Part of the contingency planning for accounting and desktop systems will include taking extensive data back-ups prior to year-end closing. For operational systems, the NEES companies have in place an overall disaster recovery program, which already includes periodic disaster simulation training (for outages due to severe weather, for instance). As part of Y2K contingency planning, the NEES companies will review their disaster recovery plans, modifying them for Y2K-specific issues. The NEES companies expect that these contingency plans will be in place by mid-1999.

   Interregional and regional contingency plans are being formulated that address emergency scenarios due to the interconnection of utility systems throughout the United States. At a regional level, the NEES companies are participating and cooperating with the New England Power Pool (NEPOOL) and the Independent System Operator of the NEPOOL area (ISO New England). Overall regional activities, including those of NEPOOL and ISO New England, will be coordinated by the Northeast Power Coordinating Council, whose activities will be incorporated into the interregional coordinating effort by the North American Electric Reliability Council. The target for the completion of this planning process is mid-1999. The NEES companies have noted that the Y2K coordination efforts by ISO New England began only in May 1998, resulting in a demanding and difficult schedule to attain regional and interregional target dates.

   The NEES companies believe the worst case scenario with a reasonable chance of occurring is temporary disruptions of electric service. This scenario could result from a failure to adequately remediate Y2K problems at NEES company facilities or could be caused by the inability of entities, such as ISO New England, to maintain the short-term reliability of various generators and/or transmission lines on a regional or superregional basis. The NEES companies believe that the contingency plans being developed both internally and on a regional level, as described above, should substantially mitigate the risks of this potential scenario. In the event that a short-term disruption in service occurs, NEES does not expect that it would have a material impact on its financial position and results of operations.

   While the NEES companies believe that their overall Y2K program will satisfactorily address all critical operational and system-related issues, significant risks remain. These risks include, but are not limited to, the Y2K readiness of third parties, including other utilities and power suppliers, cost and timeline estimates of remaining Y2K mitigation efforts, and the overall accuracy of assumptions made related to future events in the development of the Y2K mitigation effort.

AllEnergy Acquisition
---------------------

   On July 9, 1998, AllEnergy Marketing Company, L.L.C. (AllEnergy), a wholly owned indirect subsidiary of NEES, acquired substantially all of the assets of PAL Energy Corporation (PAL). PAL is a full service distributor of petroleum-based products, and is headquartered in Palmyra, NY. For the twelve-month period ended August 31, 1997, PAL had revenues of approximately $125 million.

Operating Revenue
-----------------

   The following table summarizes the changes in operating revenue:

             Increase (Decrease) in Operating Revenue

                                   Third Quarter    Nine Months
                                   -------------   ------------
                                   1998 vs 1997    1998 vs 1997
                                   -------------   ------------
                                          (In Millions)

Industry restructuring-related
 rate changes:
   Generation-related                            $(44)          $(90)
   Distribution-related                            13             32
Fuel cost-related                                   1            (29)
Massachusetts Electric and Nantucket
  Electric Purchased Power Cost
  Adjustment (PPCA) mechanism                      (3)             9
Oil and gas-related revenue                       (12)           (48)
AllEnergy revenue                                  45            103
Increase in kWh deliveries                          6              5
Other                                              (4)            (4)
                                                 ----           ----
                                                 $  2           $(22)
                                                 ====           ====

   Generation-related rate reductions reflect rate reductions to customers as part of industry restructuring and the implementation of customer choice of power supplier in Rhode Island on January 1, 1998, in Massachusetts on March 1, 1998, and in New Hampshire on July 1, 1998. These rate reductions also include the effect of various true-up mechanisms. These true-up mechanisms cover a number of items including stranded cost recovery billings, fuel expense, nuclear operating costs and decommissioning costs and the non-fuel component of purchased power expense.

   The increase in distribution revenues reflects a $45 million rate increase at Massachusetts Electric Company (Massachusetts Electric) in accordance with the provisions of the industry restructuring settlement in Massachusetts, which became effective March 1, 1998. The revenue increase also reflects a $7 million increase in distribution rates for Narragansett Electric that became effective January 1, 1998 pursuant to Rhode Island's Utility Restructuring Act of 1996.

   For a discussion of fuel recovery during 1998, see the fuel costs discussion in the "Operating Expenses" section.

   The increase in revenues related to Massachusetts Electric's and Nantucket Electric Company's (Nantucket Electric) PPCA mechanism during 1998 reflects the end of this mechanism in accordance with the Massachusetts industry restructuring settlement. During the third quarter of 1997, approximately $3 million of additional revenue was recognized, whereas for the nine-months ended September 30, 1997, PPCA net refund provisions of approximately $9 million had been accrued, and reversed into revenue in the fourth quarter of 1997.

   The decrease in oil and gas-related revenues reflects the sale of New England Energy Incorporated's (NEEI) oil and gas properties effective January 1, 1998.

   The inclusion of the AllEnergy revenue figure in the above table is due to AllEnergy becoming a wholly owned and fully consolidated subsidiary of NEES in the fourth quarter of 1997.
NEES had previously accounted for its 50 percent ownership interest under the equity method of accounting, as a component of other income. For the third quarter and first nine months of 1997, total AllEnergy revenues were $11 million and $41 million, respectively.

   KWh deliveries increased 5.4 percent and 1.8 percent for the third quarter and first nine months of 1998, respectively. The year-to-date increase is driven almost entirely by the third quarter increase, which is attributable to a combination of warmer weather in the third quarter of 1998 as compared to the same period in 1997 and a strong regional economy.

   The decrease in other revenues for the third quarter and year-to-date period is primarily due to a decrease in demand-side-management related revenues, a decrease in revenues associated with postretirement benefit costs other than pensions, and various other revenue decreases.

Operating Expenses
------------------

   The following table summarizes the changes in operating expenses:

            Increase (Decrease) in Operating Expenses

                                Third Quarter    Nine Months
                           -------------    ------------
                                 1998 vs 1997    1998 vs 1997
                           -------------    ------------
                                   (In Millions)

Fuel costs                                    $  2             $(28)
Purchased energy, excluding fuel                (3)             (21)
Operation and maintenance:
  AllEnergy                                     50              117
  NEP PBOP amortization                         (2)             (14)
  Other                                        (23)             (34)
Depreciation and amortization:
  Utility plant                                  2               24
  Oil and gas properties                       (13)             (48)
Taxes                                            1                1
                                              ----             ----
                                              $ 14             $ (3)
                                              ====             ====

   The decrease in fuel costs for the year-to-date-period primarily represents the effect of the sale of NEES' nonnuclear generating business to USGen on September 1, 1998 and reduced wholesale sales to other utilities and lower coal and oil prices.

   The decrease in purchased power costs, excluding fuel, during the third quarter and year-to-date period reflects reduced charges from the Maine Yankee nuclear power plant, which was closed in mid-

1997 and the transfer of NEP's purchased power contracts, in conjunction with the sale of the nonnuclear generating business to USGen on September 1, 1998. These decreases were partially offset by monthly contractual payments to USGen for the above-market portion of transferred purchased power contracts.

   As previously described, the inclusion of AllEnergy costs in the above table is due to AllEnergy becoming a wholly owned and fully consolidated subsidiary of NEES in the fourth quarter of 1997. For the third quarter and the first nine months of 1997, total AllEnergy expenses were $16 million and $52 million, respectively.

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

   The decrease in other operation and maintenance expense during the third quarter and year-to-date period is due primarily to the sale of the nonnuclear generating business and lower charges from the partially owned Seabrook 1 and Millstone 3 nuclear generating facilities, partially offset by increased transmission wheeling costs. For the year-to-date period, the decrease also reflects lower charges related to PBOPs and 1997 charges for NEP's share of the costs of the restoration to service of previously idled generating facilities in response to a tightened regional power supply.

   The decrease in oil and gas property depreciation and amortization expense during 1998 reflects the end of the amortization of oil and gas costs as a result of the sale of NEEI's oil and gas properties effective January 1, 1998.

   The increase in utility plant depreciation and amortization expense is primarily due to the $11 million increase in annual depreciation expense provided for in the Massachusetts industry restructuring settlement, amortization of depreciation related to new distribution and transmission-related utility plant expenditures, and the accelerated amortization of NEP's investment in the Millstone 3 nuclear unit, a portion of which was attributable to the completion of the PBOP amortization discussed above. This accelerated amortization is recorded as a regulatory liability. This increase was partially offset in the third quarter by reduced generation-related depreciation resulting from the sale of the nonnuclear generating business on September 1, 1998.

Liquidity and Capital Resources
-------------------------------

   Plant expenditures for the first nine months of 1998 amounted to $134 million. The funds necessary for utility plant expenditures during the period were primarily provided by proceeds from the sale of the nonnuclear generating business.

   The financing activities of NEES subsidiaries for the first nine months of 1998 are summarized as follows:

                                        Issues      Retirements
                                        ------      -----------
                                             (In Millions)
Long-term debt
--------------
  NEP                                              $ -           $328
  Massachusetts Electric                            25             30
  Narragansett Electric                              -             10
  Granite State Electric                             5              -
  Nantucket Electric                                 -              1
  NEEI                                               -            122
  Hydro-Transmission Companies                       -              9
  Narragansett Energy Resources Company              -             29
                                                   ---           ----
                                                   $30           $529
                                                   ===           ====

   On August 26, 1998, the NEES Board of Directors authorized the purchase from time to time of up to an additional five million NEES common shares over the five million common share buyback authorization announced in August 1997, through open market purchases. Through September 30, 1998, NEES purchased approximately 5.3 million shares under the repurchase program.

   At September 30, 1998, NEES and its consolidated subsidiaries had lines of credit and standby bond purchase facilities with banks totaling $1.0 billion. These lines and facilities were used for liquidity support for $372 million of NEP mortgage bonds in tax-exempt commercial paper mode.

   As part of NEES' plan to divest its generating business, NEEI sold its oil and gas properties effective January 1, 1998, for approximately $50 million. NEEI's loss on the sale of approximately $120 million, before tax, has been reimbursed by NEP. This loss has been recorded as a regulatory asset, which is recoverable under the terms of the restructuring settlements reached in Massachusetts, Rhode Island, and New Hampshire.

   NEP prepaid approximately $190 million and $150 million in May
1998 and August 1998, respectively, in conjunction with the amendment of two long-term purchased power contracts. These balances, net of amortization, are recorded as regulatory assets on the balance sheet.

   NEES also paid off all $252 million of its short-term debt outstanding.

   In September 1998, Narragansett Electric repurchased preferred stock with a par value of $5.2 million.

   In October 1998, Massachusetts Electric repurchased or redeemed preferred stock with a par value of $5.1 million, and NEP redeemed preferred stock with a par value of $8.7 million.

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

     Information concerning a dispute between NEP and secondary purchasers of Maine Yankee power output, discussed in this report in Note B of Notes to Unaudited Financial Statements, is incorporated herein and made a part hereof.

     Information concerning dismissal of a lawsuit brought against NEP by the Town of Norwood, Massachusetts and appeals of related Federal Energy Regulatory Commission orders, discussed in this report in Note C of Notes to the Unaudited Financial Statements, is incorporated herein and made a part hereof.

     Information concerning two arbitration decisions and related appeals regarding NEP's purchased power contract with Hydro-Quebec, discussed in this report in Note D of Notes to Unaudited Financial Statements, is incorporated herein and made a part hereof.

Item 5.  Other Information
--------------------------

     Under recent changes in the Federal proxy rules, the Company's proxy statement for the 1999 Annual Meeting of Shareholders will include discretionary authority by management to vote on any non-Rule 14a-8 shareholder proposal (one that is not included in the Company's proxy statement) that the Company receives after February 1, 1999.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

   The Company filed a report on Form 8-K dated September 1, 1998, containing Items 2, 5, and 7, and including proforma financial statements.

   The Company is filing Financial Data Schedules.

                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.


                               NEW ENGLAND ELECTRIC SYSTEM


                               s/John G. Cochrane


                               John G. Cochrane
                               Treasurer, Authorized Officer,
                               and Chief Accounting Officer


Date: November 12, 1998





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