Form 10-K405
period 1998-12-31
NEW ENGLAND ELECTRIC SYSTEM; MASSACHUSETTS ELECTRIC CO; NARRAGANSETT ELECTRIC CO; NEW ENGLAND POWER CO
filed 1999-03-31
CIK 71297, 63073, 69659, 71337

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K


    (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

             For fiscal year ended December 31, 1998

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

Securities registered pursuant to Section 12(b) of the Act:


                                  Outstanding at  Name of each exchange
Registrant   Title of each class  March 17, 1999  on which registered
----------   -------------------  --------------  ---------------------
New England  Common Shares        59,111,433      New York Stock Exchange
Electric                                          Boston Stock Exchange
System



Securities registered pursuant to Section 12(g) of the Act:


Registrant                        Title of each class
----------                        -------------------

Massachusetts                 Cumulative Preferred Stock
Electric Company              Preferred Stock - Cumulative


The Narragansett              Cumulative Preferred Stock
Electric Company



                      Aggregate market value
                       of the voting stock      Number of shares of
                      held by nonaffiliates    common stock outstanding
                      of the registrants at    of the registrants at
                          March 17, 1999           March 17, 1999
                      ----------------------  ------------------------

New England             $2,892,765,752         59,111,433  ($1 par value)
Electric System

New England               $1,551,528            3,619,896  ($20 par value)
Power Company

Massachusetts                 None              2,398,111  ($25 par value)
Electric Company

The Narragansett              None              1,132,487  ($50 par value)
Electric Company

                    Documents Incorporated by Reference


                                               Part of Form 10-K into which
        Description                              document is incorporated
----------------------------------             ----------------------------
Portions of Annual Reports to                           Parts I and II
Shareholders for the year ended
December 31, 1998 of the following
companies, as set forth in Parts I
and II

   New England Electric System
   New England Power Company
   Massachusetts Electric Company
   The Narragansett Electric Company

Portions of Proxy Statement of                          Part III
New England Electric System
filed in connection with its
annual meeting of shareholders to
be held on May 3, 1999, as set
forth in Part III













       This combined Form 10-K is separately filed by New England Electric
System, New England Power Company, Massachusetts Electric Company, and The
Narragansett Electric Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies.

                        TABLE OF CONTENTS

                                                                     PAGE

GLOSSARY OF TERMS..........................................            iv

FORWARD LOOKING INFORMATION................................            vi


                              PART I

ITEM 1. BUSINESS...........................................             1

THE SYSTEM..................................................            1

     System Organization....................................            1
     Employees..............................................            3

ELECTRIC UTILITY OPERATIONS.................................            3

     Introduction...........................................            3
     Merger Agreement with National Grid....................            4
     Merger Agreement with Eastern Utilities Associates.....            4
     Industry Restructuring.................................            5
        Accounting Implications.............................            7
        Impact of Restructuring on Distribution Business....            8
        Overview of Financial Results and Outlook...........            9
        Other...............................................           10
     Year 2000 Readiness Disclosure.........................           10
     Merger Activity........................................           13
        National Grid Merger................................           13
        Eastern Utilities Associates Merger.................           17
     Regulatory Merger Outlook..............................           20
        NEES/National Grid..................................           21
        NEES/EUA............................................           21
     Electricity Delivery Companies.........................           22
        Mass. Electric
          Description of Business...........................           22
          Rates.............................................           23
        Narragansett
          Description of Business...........................           24
          Rates.............................................           24
        Granite State
          Description of Business...........................           25
          Rates.............................................           26
        Nantucket
          Description of Business...........................           26
        Standard Offer Service..............................           27
        Recovery of Demand-Side Management Expenditures.....           27
        Performance-Based Ratemaking........................           28
     Transmission and Nuclear Generation Business...........           28
        NEP
          Description of Business...........................           28
          Rates.............................................           28
     Unregulated Business...................................           29
     Operating Revenues.....................................           30

                                                                     PAGE

     Electric Utility Properties............................           32
        Transmission, Distribution, and Nuclear Generation
          Properties........................................           32
        Map - Electric Utility Properties...................           35
        Nuclear Units.......................................           36
        Divestiture of Nonnuclear Generating Business.......           42
        Natural Gas Contracts...............................           42
        Oil and Gas Operations..............................           42
        Purchased Power Transfer Agreement..................           42
     Regulatory and Environmental Matters...................           42
        Regulation..........................................           42
        Environmental Requirements..........................           43
     Construction and Financing.............................           44

EXECUTIVE OFFICERS..........................................           48

ITEM 2. PROPERTIES..........................................           52

ITEM 3. LEGAL PROCEEDINGS...................................           52

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
     HOLDERS................................................           54


                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
     RELATED SECURITY HOLDER MATTERS........................           54

ITEM 6. SELECTED FINANCIAL DATA.............................           54

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS....................           55

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
     MARKET RISK............................................           55

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........           56

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURE....................           56


                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
     REGISTRANT.............................................           57

ITEM 11.  EXECUTIVE COMPENSATION............................           60

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
     AND MANAGEMENT.........................................           73

                                                                     PAGE

                             PART IV

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....           75

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K..................           75

INDEX TO FINANCIAL STATEMENTS...............................          103

                        GLOSSARY OF TERMS

  Term                        Meaning
  ----                        -------

AFDC                   allowance for funds used during
                         construction
AllEnergy              AllEnergy Marketing Company, LLC
Connecticut Yankee     Connecticut Yankee Atomic Power Company
CTC                    contract termination charges
DOE                    U.S. Department of Energy
DSM                    demand-side management
EPA                    U.S. Environmental Protection Agency
EUA                    Eastern Utilities Associates
Electricity Delivery   Mass. Electric, Narragansett, Granite
 Companies               State, and Nantucket
FERC                   Federal Energy Regulatory Commission
FAS 71                 Accounting for the Effects of Certain
                         Types of Regulation
Firm Energy            agreement between NEPOOL members and
 Contract                Hydro-Quebec
Granite State          Granite State Electric Company
Granite State          Granite State Energy, Inc.
 Energy
Interconnection        transmission interconnection between
                         participating New England utilities
                         and Hydro-Quebec
ISO                    Independent System Operator
Holdings               NGG Holdings LLC
kWh                    kilowatthour
Maine Yankee           Maine Yankee Atomic Power Company
Mass. Electric         Massachusetts Electric Company
Mass. Hydro            New England Hydro-Transmission Electric
                         Company, Inc.
Massachusetts          settlement agreement previously reached
 Settlement              among the NEES companies' Massachusetts
                         subsidiaries
MDTE                   Massachusetts Department of
                         Telecommunications and Energy
MW                     megawatts
Nantucket              Nantucket Electric Company
Narragansett           The Narragansett Electric Company
National Grid          The National Grid Group plc
N.E. Hydro Finance     New England Hydro Finance Company, Inc.
NEEI                   New England Energy Incorporated
NEES                   New England Electric System
NEESCom                NEES Communications, Inc.
NEES companies         the subsidiaries of NEES
NEES Energy            NEES Energy, Inc.
NEES Global            NEES Global, Inc.
NEET                   New England Electric Transmission
                         Corporation
NEP                    New England Power Company
NEPOOL                 New England Power Pool
NEUs                   New England Utilities

                        GLOSSARY OF TERMS

  Term                        Meaning
  ----                        -------

N.H. Hydro                    New England Hydro-Transmission
                                Corporation
NHPUC                         New Hampshire Public Utilities
                                Commission
NOATT                         NEPOOL Open Access Transmission
                                Tariff
NRC                           Nuclear Regulatory Commission
PG&E                          PG&E Corporation
PBOPs                         postretirement benefits other than
                                pensions
PPCA                          purchased power cost adjustment
Research Drive                Research Drive LLC
Resources                     Narragansett Energy Resources
                                Company
retail choice                 retail customers are allowed to
                                choose their electricity supplier
Rhode Island Settlement       settlement agreement among NEP,
                                Narragansett, the RIPUC and the
                                Rhode Island Division of Public
                                Utilities and Carriers to
                                implement the stranded cost
                                recovery provisions of the Rhode
                                Island statute
RIPUC                         Rhode Island Public Utilities
                                Commission
ROE                           Return on Equity
Seabrook 1                    Seabrook Nuclear Generating Station
                                Unit 1
SEC                           Securities and Exchange Commission
Sellers                       NEP and Narragansett
Service Company               New England Power Service Company
spent nuclear fuel            high level radioactive waste
stranded costs                the amounts by which prudently
                                incurred costs incurred to supply
                                customers electricity under a
                                regulated industry structure
                                exceed market prices under an
                                unregulated industry structure
System                        the subsidiaries of NEES
                                collectively
USGen                         USGen New England, Inc.
Vermont Yankee                Vermont Yankee Nuclear Power
                                Corporation
Yankee Atomic                 Yankee Atomic Electric Company
Yankee Companies              Yankee Atomic, Vermont Yankee,
                                Maine Yankee, and Connecticut
                                Yankee
Y2K                           year 2000
1935 Act                      Public Utility Holding Company Act
                                of 1935, as amended

                   FORWARD LOOKING INFORMATION


   This report and other presentations made by NEES and its subsidiaries contain forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Throughout this report, forward looking statements can be identified by the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimated", "projected", "believe", "hopes", or similar expressions. Although NEES and each of its subsidiaries believe that, in making any such statements, its expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. Important factors that could cause actual results to differ materially from those in the forward looking statements include, but are not limited to:

   (a)  the impact of general economic changes in New England;
   (b) the impact of industry restructuring, customer choice of power suppliers, increased competition in the electric utility industry, and timing and nature of federal and state regulatory actions on the mergers with Eastern Utilities Associates (EUA) and The National Grid Group plc (National Grid), including

        -   significant opposition in regulatory proceedings,
        -   delay at one or more regulatory agencies,
        - unanticipated changes in circumstances requiring amendments be made to filings, and
        - the imposition of unacceptable conditions to approval by one or more regulatory agencies,

as more fully set out below under ELECTRIC UTILITY OPERATIONS, page 3, and INDUSTRY RESTRUCTURING, page 5;
   (c) federal and state regulatory developments and changes in law which may have a substantial adverse impact on the value of NEES and the NEES companies' assets;
   (d) changes in accounting rules and interpretations which may have an adverse impact on the NEES companies' statements of financial position and reported earnings;
   (e)  timing and adequacy of rate relief;
   (f)  adverse changes in electric load and customer growth;
   (g) climatic changes or unexpected changes in weather patterns;
   (h) distribution facility performance, as more fully set out below under Transmission, Distribution, and Nuclear Generation Properties, page 32; and
   (i) operation and decommissioning costs associated with nuclear generating facilities, as set out under Nuclear Units below, page 36.

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
                                                        % Voting
                                                        Securities
                              State of    Type of        Owned by
    Name of Company         Organization  Business         NEES
    ---------------         ------------  --------      ---------
AllEnergy Marketing Company,  Delaware    Marketing         *
   L.L.C. (AllEnergy)

Granite State Electric Company            N.H.             Retail    100
  (Granite State)                         Electric

Granite State Energy, Inc.    N.H.        Marketing        100
  (Granite State Energy)

Massachusetts Electric Company            Mass.            Retail    100
  (Mass. Electric)                        Electric

Metrowest Realty, LLC (Metrowest          Delaware         Property  100
  Realty)                                 Ownership

Nantucket Electric Company    Mass.       Retail           100
  (Nantucket)                             Electric

The Narragansett Electric Company         R.I.             Retail    100
  (Narragansett)                          Electric

NEES Communications, Inc.     Mass.       Telecommunications         100
  (NEESCom)

NEES Energy, Inc. (NEES Energy)           Mass.            Marketing 100

NEES Global, Inc.             Mass.       Consulting       100
  (NEES Global) (formerly
  NEES Global Transmission, Inc.)

New England Electric Transmission         N.H.             Electric  100
  Corporation (NEET)                      Transmission

New England Energy Incorporated           Mass.            Formerly Oil
  (NEEI)                                  and Gas          100

New England Hydro Finance Company,        Mass.            Debt Financing  **
  Inc. (N.E. Hydro Finance)

New England Hydro-Transmission            N.H.             Electric  53.97(a)
  Corporation (N.H. Hydro)                Transmission

New England Hydro-Transmission            Mass.            Electric  53.97(a)
  Electric Company, Inc.                  Transmission
  (Mass. Hydro)

New England Power Company (NEP)           Mass.            Transmission (c)    99.97(b)

                                                        % Voting
                                                        Securities
                              State of    Type of        Owned by
    Name of Company         Organization  Business         NEES
    ---------------         ------------  --------      ---------

New England Power Service Company         Mass.           Service   100
  (Service Company)                       Company

New England Water Heater Co., Inc.        Mass.           Water Heater   ***
   (NEWH)                                 Rentals

Research Drive LLC (Research  Mass.       Acquisition      99
  Drive)                                  Vehicle         ****


*    NEES Energy owns 100 percent of the voting securities.
**   Mass. Hydro and N.H. Hydro each own 50 percent of the voting securities.
***  NEES Global owns 100 percent of the voting securities.
**** NEES Global owns 1 percent of the voting securities.


(a) The common stock of these subsidiaries is owned by NEES and certain participants (or their parent companies) in the second phase of the Hydro-Quebec project. See Interconnection with Quebec, page 33.

(b) Holders of common stock and 6% Cumulative Preferred Stock of
    NEP have general voting rights.  The 6% Cumulative Preferred
    Stock held by nonaffiliates represents 0.03 percent of the total voting power.

(c) For information on NEP's ownership interest in nuclear generating units, see Nuclear Units, page 36.

    The facilities of NEES' four electricity delivery companies, Mass. Electric, Narragansett, Granite State, and Nantucket (collectively referred to as the Electricity Delivery Companies), and of its principal transmission subsidiary, NEP, constitute an electrical transmission and distribution system that is directly interconnected with other utilities in New England and New York State, and indirectly interconnected with utilities in Canada. See ELECTRIC UTILITY OPERATIONS, page 3.

    Granite State Energy is a wholly-owned, nonutility subsidiary of NEES which provides a range of energy and related services, including but not limited to sales of electric energy, audits, power quality, fuel supply, repair, maintenance, construction, design, engineering, and consulting. To date, Granite State Energy's activities have been limited to participation in the New Hampshire retail choice pilot program.

    NEES Energy is a wholly-owned, nonutility marketing subsidiary of NEES. NEES Energy owns AllEnergy, an energy marketing company.

    NEESCom is a wholly-owned, nonutility subsidiary of NEES which provides telecommunications infrastructure to the telecommunication industry.

    NEET owns and operates a portion of an international transmission interconnection between the electric systems of Hydro-Quebec and New England. Mass. Hydro and N.H. Hydro own and operate facilities in connection with an expanded second phase of this interconnection. N.E. Hydro Finance provides the debt financing to Mass. Hydro and N.H. Hydro for the capital costs of the interconnection. For more information, see Interconnection with Quebec, page 33.

    NEEI primarily participated (principally through a partnership with a nonaffiliated oil company) in domestic oil and gas exploration, development, and production and the sale to NEP of fuel purchased in the open market. As part of the NEES companies' divestiture of their generating business, NEEI sold its oil and gas properties in February 1998. For more information, see INDUSTRY RESTRUCTURING, page 5, and Oil and Gas Operations, page 42.

    The Service Company has contracted with NEES and its subsidiaries to provide, at cost, such administrative, engineering, construction, legal and financial services as the companies request.

    NEES Global is a wholly-owned, nonutility subsidiary of NEES which provides consulting services. NEWH is a subsidiary of NEES
Global which provides water heater rentals.

    Metrowest Realty owns the System's headquarters complex in Westborough, Mass., and the North Andover, Mass., service center occupied by Mass. Electric.


                            EMPLOYEES

    At December 31, 1998, NEES subsidiaries had approximately 3,540 employees. At that date, the total number of employees was approximately 87 at NEP, 1,505 at Mass. Electric, 522 at Narragansett, 54 at Granite State, 21 at Nantucket, 1,045 at the Service Company, and 306 at AllEnergy. Of the 3,540 employees, approximately 1,944 are members of labor organizations. Collective bargaining agreements with the Brotherhood of Utility Workers of New England, Inc., the International Brotherhood of Electrical Workers, and the Utility Workers Union of America, AFL-CIO expire in May, 1999. Negotiation of new contracts with these unions is in progress.


                   ELECTRIC UTILITY OPERATIONS

                           INTRODUCTION

    1998 was a year of unprecedented change for the electric utility industry and for NEES. Prior to 1998, the NEES companies provided their customers bundled electric service (i.e. production and delivery) within exclusive franchise service territories. By mid-1998, all NEES customers were provided the right to purchase electricity from the power supplier of their choice. NEES remains obligated to deliver that electricity over its transmission and distribution systems. In September 1998, NEES completed the divestiture of substantially all of its nonnuclear generating business. In December 1998, NEES agreed to a merger with National Grid, whereby NEES would become a wholly-owned subsidiary of National Grid. National Grid's principal subsidiary operates the transmission system in England and Wales.

    On February 1, 1999, NEES entered into an agreement to acquire EUA, a utility holding company serving approximately 300,000 customers in Massachusetts and Rhode Island.

               MERGER AGREEMENT WITH NATIONAL GRID

    On December 11, 1998, NEES, National Grid, and NGG Holdings LLC (Holdings), a directly and indirectly wholly-owned subsidiary of National Grid, entered into an Agreement and Plan of Merger (Merger Agreement). Pursuant to the Merger Agreement, Holdings will merge with and into NEES (the Merger), with NEES becoming a wholly-owned subsidiary of National Grid. NEES shareholders will receive $53.75 per share in cash, which will be increased at a rate of $.003288 each day beginning six months after shareholder approval of the Merger until the Merger is completed, up to a maximum price of $54.35 per share.

    The Merger is subject to approval by a majority vote of NEES shareholders as well as National Grid shareholder approval. In addition, the Merger is subject to a number of regulatory and other approvals and consents, including approvals by the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 (the 1935 Act), Federal Energy Regulatory Commission
(FERC), and Nuclear Regulatory Commission (NRC), support or approval from the states in which NEES operates, and clearance under both the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the Exon-Florio Provisions of the Omnibus Trade and Competitiveness Act of 1988. National Grid has obtained governmental clearance in the United Kingdom for the Merger. The Merger is expected to be completed by early 2000. For more information, see National Grid Merger, page 13.


        MERGER AGREEMENT WITH EASTERN UTILITIES ASSOCIATES

    On February 1, 1999, NEES, EUA, and Research Drive, a directly and indirectly wholly-owned subsidiary of NEES, entered into an Agreement and Plan of Merger (EUA Agreement). Pursuant to the EUA Agreement, Research Drive will merge with and into EUA, with EUA becoming a wholly-owned subsidiary of NEES. EUA shareholders will receive $31.00 per share in cash, which will be increased at a rate of $.003 each day beginning six months after EUA shareholder approval of the EUA acquisition until the acquisition is completed or until April 30, 2000, whichever is earlier.

    The acquisition of EUA is subject to approval by a two-thirds vote of EUA shareholders. In addition, the acquisition is subject to a number of regulatory and other approvals and consents, including approvals by the SEC under the 1935 Act, FERC, and NRC, support or approval from the states in which EUA subsidiaries operate, and clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The EUA acquisition is expected to be completed by early 2000. Following the acquisition of EUA, the subsidiaries of NEES and EUA whose operations are similar are expected to be consolidated. For more information, see Eastern Utilities Associates Merger, page 17.


                      INDUSTRY RESTRUCTURING

    During 1998, pursuant to legislation enacted in Massachusetts, Rhode Island, and New Hampshire, and settlement agreements approved by state and federal regulators (the Settlement Agreements), all NEES customers were provided the right to purchase electricity from the power supplier of their choice. The NEES companies remain obligated to deliver that electricity over its transmission and distribution systems, with such delivery services provided under regulated rates approved by state and federal regulators. As described below, those delivery rates include a non-bypassable charge for the costs of NEES' former generating business which were not recovered through the sale of that business ("stranded costs"), which was substantially completed in 1998. As a result of the Settlement Agreements, customers choice of power supplier has no impact on NEES' transmission and distribution business or on its ability to recover stranded costs.

    Customers who do not choose a power supplier are able, for a period of time, to continue to purchase their electricity from the NEES companies at a transition rate ("standard offer generation service") which, when combined with delivery charges, results in total rate reductions ranging from 8 to 24 percent compared with the rates that had been in effect prior to the introduction of customer choice. The NEES companies bear little risk associated with the provision of standard offer generation service as substantially all of the obligations of the NEES companies to provide such service are backed by contracts with USGen New England, Inc. (USGen), an indirect wholly-owned subsidiary of PG&E Corporation, and other power suppliers.

    Pursuant to the Settlement Agreements, the NEES companies had agreed to sell their nonnuclear generating business. On September 1, 1998, NEES subsidiaries NEP and Narragansett (collectively, the Sellers) completed the sale of substantially all of their nonnuclear generating business to USGen. The assets sold include three fossil-fueled and 15 hydroelectric generating stations, totaling approximately 4,000 megawatts (MW) of capacity, as well as NEES' 100 percent interest in Narragansett Energy Resources Company
(NERC), a 20 percent general partner in the Ocean State Power project, all of which had a book value of approximately $1.1 billion. The NEES companies received $1.59 billion for the sale. In addition, the NEES companies were reimbursed approximately $140 million for costs associated with early retirements and special severance programs for employees affected by industry restructuring, and the value of inventories. USGen assumed responsibility for environmental conditions at the Sellers' nonnuclear generating stations. USGen also assumed the Sellers' obligations under long-term fuel and fuel transportation contracts, and certain collective bargaining agreements.

    As part of the sale, NEP also signed a purchased power transfer agreement through which USGen purchased NEP's entitlement to approximately 1,100 MW of power procured under long-term contracts in exchange for monthly fixed payments by NEP averaging $9.5 million per month through January 2008 (having a net present value of $833 million) toward the above market cost of those contracts. In some cases, these transfers involved formal assignment of the contracts to USGen and a release of NEP from further obligations to the power supplier, while others did not. For those that involved formal assignment, NEP was required to make a lump sum payment equivalent to the present value of the monthly fixed payment obligations of those contracts. On or prior to the closing date, NEP made lump sum payments totaling approximately $340 million and was released from further obligations relating to two of the contracts. These lump sum payments are separate from the $833 million figure referred to above.

    As part of the divestiture plan, in February 1998, NEEI, a wholly-owned subsidiary of NEES, whose costs had been supported by the generating business, sold its oil and gas properties for approximately $50 million. NEEI's loss on the sale of approximately $120 million, before tax, has been reimbursed by NEP.

    NEP agreed under the Settlement Agreements to endeavor to sell its minority interest in three nuclear power plants and a 60 MW interest in a fossil-fueled generating station in Maine. In February 1999, Vermont Yankee Nuclear Power Corporation entered into a letter of intent to sell its assets (for more information, see Nuclear Units, page 36).

    The Settlement Agreements provide that stranded costs are to be recovered from NEP's wholesale customers through contract termination charges (CTC). The affiliated wholesale customers, in turn, are recovering those costs through their delivery charges to distribution customers. Under the Settlement Agreements, the recovery of NEP's stranded costs is divided into several categories. Unrecovered costs associated with generating plants (nuclear and nonnuclear) and most regulatory assets will be fully recovered through the CTC by the end of 2000 and earn a return on equity averaging 9.7 percent. NEP's obligation relating to the above-market cost of purchased power contracts and nuclear decommissioning costs are recovered through the CTC over a longer period of time, as such costs are actually incurred. The CTC rate was originally set at 2.8 cents per kilowatthour (kWh), and subsequently reduced to approximately 1.5 cents or less per kWh upon completion of the sale of NEP's nonnuclear generating business. As the CTC rate declines, NEP, under certain of the Settlement Agreements, earns incentives based on successful mitigation of its stranded costs. These incentives supplement NEP's return on equity. Finally, the Settlement Agreements provide that until such time as NEP divests its operating nuclear interests, NEP will share with customers, through the CTC, 80 percent of the revenues and operating costs related to the units, with shareholders retaining the balance.

Accounting Implications

    Historically, electric utility rates have been based on a utility's costs. As a result, electric utilities are subject to certain accounting standards that are not applicable to other business enterprises in general. Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (FAS 71), requires regulated entities, in appropriate circumstances, to establish regulatory assets, and thereby defer the income statement impact of these charges because they are expected to be included in future customer charges. In 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) concluded in Issue 97-4 that a utility that had received approval to recover stranded costs through regulated transmission and distribution rates would be permitted to continue to apply FAS 71 to the recovery of stranded costs.

    NEP has received authorization from the FERC to recover through the CTC substantially all of the costs associated with its former generating business not recovered through the sale of that business. Additionally, FERC Order No. 888 enables transmission companies to recover their specific costs of providing transmission service. Therefore, substantially all of NEP's business, including the recovery of its stranded costs, remains under cost-based rate regulation. Under existing ratemaking practices, NEES' distribution companies will have the ability to recover through rates their specific costs of providing ongoing distribution services. NEES believes these factors and the EITF conclusion allow its principal utility subsidiaries to continue to apply FAS 71. Because of the nuclear cost-sharing provisions related to NEP's CTC, NEP ceased applying FAS 71 in 1997 to 20 percent of its ongoing nuclear operations, the impact of which is immaterial.

    Currently, there is much regulatory and other movement toward establishing performance-based rates. It is possible that the adoption of performance-based rates, future regulatory rules, or other circumstances could cause the application of FAS 71 to be discontinued. This discontinuation would result in a noncash write-off of previously established regulatory assets, including those being recovered through NEP's CTC. In addition, reserves for depreciation may also have to be increased to comply with unregulated accounting practices.

    As a result of applying FAS 71, NEES has recorded a regulatory asset for the costs that are recoverable from customers through the CTC. The regulatory asset reflects the loss on the sale of NEES' oil and gas business and the unrecovered plant costs in operating nuclear plants (assuming no market value), the costs associated with permanently closed nuclear power plants, and the present value of the payments associated with the above-market costs of purchased power contracts, reduced by the gain from the sale of NEP's nonnuclear generating business. At December 31, 1998, the regulatory asset related to the CTC was approximately $1.5 billion, of which $1.2 billion related to the above-market costs of purchased power contracts.

    As described above, the CTC regulatory asset includes the unrecovered plant costs associated with NEP's interest in operating nuclear plants. This balance sheet treatment is due to NEP's conclusion that its interests in the Millstone 3 and Seabrook 1 nuclear generating units have little, if any, market value. Three proposed sales of nuclear units by other utilities have required the seller to set aside amounts for decommissioning in excess of the proceeds from the sale of the units. Two of these proposed sales were agreed upon prior to the end of the third quarter of 1998. As a result, at the end of the third quarter of 1998, NEP recorded an impairment writedown in its reserve for depreciation of approximately $390 million, which represents the net book value at December 31, 1995, less applicable depreciation subsequent to that date, of Millstone 3 and Seabrook 1. Because the Settlement Agreements permit NEP to recover its pre-1996 investment as well as decommissioning expenses through the CTC, NEP established a regulatory asset in an amount equal to the impairment writedown. Should NEP's efforts to sell its nuclear interests result in a gain over the amounts remaining in the plant account, such gain will be credited to customers through the CTC.

Impact of Restructuring on Distribution Business

    The Settlement Agreement applying to Massachusetts (The Massachusetts Settlement) also establishes distribution rates for NEES' Massachusetts subsidiaries Mass. Electric and Nantucket. On March 1, 1998, Mass. Electric's distribution rates were set at a level approximately $45 million above the level embedded in its previously bundled rates, with such rates then frozen through the year 2000. This increase reflects changes to the distribution cost of service, including an $11 million increase in annual depreciation expense, a $3 million annual contribution to a storm fund, and increased annual amortization of unfunded deferred income taxes of approximately $1 million over six years. Through the year 2000, Mass. Electric's return on equity is subject to a floor of 6 percent and a ceiling of 11 percent. Earnings over the ceiling will be shared equally between customers and shareholders up to a maximum of 12.5 percent. This sharing results in an effective cap on Mass. Electric's return on equity of 11.75 percent, excluding certain limited incentive opportunities. To the extent that earnings fall below the floor, Mass. Electric will be authorized to surcharge customers for the shortfall.

    Under the Rhode Island statute, Narragansett increased distribution rates by approximately $7 million and $11 million in 1998 and 1997, respectively. The statute does not limit
Narragansett's ability to seek approval from state regulators to increase rates in the future.

Overview of Financial Results and Outlook

    Earnings were $3.04 per diluted share in 1998 compared with $3.39 and $3.22 per diluted share in 1997 and 1996, respectively. The return on common equity was 11.4 percent in 1998, 12.8 percent in 1997, and 12.6 percent in 1996. The market price of NEES common shares was 48 1/8 per share at the end of 1998 compared with 42 3/4 per share and 34 7/8 per share at the end of 1997 and 1996, respectively.

    The decrease in 1998 earnings reflects significant revenue reductions due to the restructuring of the utility business in Massachusetts, Rhode Island, and New Hampshire, the effect of the divestiture of NEES' nonnuclear generating business (the combined effects of these items reduced revenues by approximately $1.60 per share and operating expenses by approximately $.60 per share), increased investments in unregulated ventures (reducing earnings by approximately $.05 per share), and costs incurred in connection with the development of the Merger Agreement between NEES and National Grid (reducing earnings by approximately $.05 per share). The decrease in earnings was partially offset by increased kWh deliveries to ultimate customers (approximately $.05 per share), a reduction in costs associated with nuclear operations (approximately $.35 per share), a reduction in core business operation and maintenance expense (approximately $.20 per share) in part as a result of workforce reductions. 1998 earnings per share were also positively affected by a share repurchase program (approximately $.07 per share).

    The earnings decrease related to investments in unregulated ventures is primarily attributable to losses incurred at AllEnergy. AllEnergy is an energy marketing company which offers energy commodities (natural gas, propane, and oil) and related value-added services to customers in the emerging competitive energy markets in the northeast. As AllEnergy develops market share in competitive energy markets which have yet to mature, low profit margins realized have been insufficient to cover overhead expenses.

    NEES believes its 1999 earnings will be reduced by a full year's effect of industry restructuring. NEES earnings will be negatively affected by the return on the reinvestment of the sale proceeds, which is expected, at least in the near term, to be considerably less than the return historically earned in the generating business. Further, the Settlement Agreements related to recovery of stranded costs limit the return on equity earned on the unrecovered investment in NEES' generating business to 9.7 percent, before mitigation incentives, which is significantly lower than that earned by the generating business in recent years. Finally, through the year 2000, the return on equity for NEES' principal distribution subsidiary is capped at 11.75 percent, plus certain incentives.

Other

    For more information on new accounting standards, see page 18 of the 1998 NEES Annual Report.


                  YEAR 2000 READINESS DISCLOSURE

    Over the next year, most companies will face a potentially serious information systems (computer) problem because many software applications and operational programs written in the past may not properly recognize calendar dates associated with the year 2000 (Y2K). This could cause computers to either shut down or lead to incorrect calculations.

    During 1996, the NEES companies began the process of identifying the changes required to their computer software and hardware to mitigate Y2K issues. The NEES companies established a Y2K Project team to manage these issues, which has consisted of as many as 70 full-time equivalent staff at some points in time, primarily external consultants being overseen by an internal Y2K management team. To facilitate the Y2K Project, NEES entered into contracts with Keane, Inc. and International Business Machines Corp. to provide personnel support to the Y2K Project. Through December 31, 1998, the NEES companies have spent approximately $14 million with these vendors, which is included in the cost figures disclosed below. The Y2K Project team reports project progress to a Y2K Executive Oversight Committee each month. The team also makes regular reports to NEES' Board of Directors and its Audit Committee. The NEES companies have separated their Y2K Project into four parts as shown below, along with the estimated completion dates for each part.

                                    Substantial Contingency Testing
                                    Completion  Documentation,
                                    of Critical and Clean
Category         Specific Example   Systems     Management
--------         ----------------   ----------- -------------------
Mainframe/Midrange                  Accounting/Customer   Completed Throughout 1999
systems          service integrated
                 systems

Desktop systems  Personal computers/            June 30, 1999       Throughout 1999
                 Department software/
                 Networks

Operational/     Dispatching systems/           June 30, 1999       Throughout 1999
Embedded         Transmission and
systems          Distribution systems/
                 Telephone systems

External issues  Electronic Data    June 30, 1999         Throughout 1999
                 Interchange/Vendor
                 communications

    The NEES companies are using a three-phase approach in coordinating their Y2K Project for system-related issues: (I) Assessment and Inventory, (II) Pilot Testing, and (III) Renovation, Conversion, or Replacement of Application and Operating Software Packages and Testing. Phase I, which was an initial assessment of all systems and devices for potential Y2K defects, was completed in mid-1997. These assessments included, but were not limited to, the review of program code for mainframe and midrange systems, analysis of personal computer hardware and network equipment for desktop systems, reaching consensus with key "data exchange" partners regarding the approach and execution of plans to address Y2K-related issues, and coordination with other New England Power Pool (NEPOOL) member utilities related to operational systems, such as transmission systems. Phase II, which consisted of renovation pilots for a cross-section of systems in order to facilitate the establishment of templates for Phase III work, was completed in late 1997. Phase III, which is currently ongoing, requires the renovation, conversion, or replacement of the remaining applications and operating software packages.

    Critical systems include major operational and informational systems such as the NEES companies financial-related and customer information systems. These mission critical systems were first addressed at an individual component level, and then, upon satisfactory completion of that testing, reviewed at an integrated level, during which the Y2K Project team tested for Y2K problems which could be caused by various system interfaces. Additionally, contingency plans are being formulated for mission critical systems, as described below.

    The overall Y2K Project has also been designed such that Y2K-related work performed by external consultants is reviewed by NEES employees, and vice-versa. The Y2K Project team management periodically benchmarks its progress against the recommended progress schedule documented by the North American Electric

Reliability Council, and is currently ahead of the recommended schedule.

    The NEES companies have also implemented a formalized communication process with third parties to give and receive information related to their progress in remediating their own Y2K issues, and to communicate the NEES companies' progress in addressing the Y2K issue. These third parties include major customers, suppliers, and significant businesses with which the NEES companies have data links (such as banks). The NEES companies have identified standard offer generation service providers, telecommunications companies, and the Independent System Operator-New England (ISO New England) as critical to business operations. The NEES companies have been in contact with all of these parties regarding the progress of their Y2K remediation efforts, and will continue to monitor their ongoing remediation efforts through continued communications. The NEES companies cannot predict the outcome of other companies' remediation efforts. Therefore, contingency plans are being developed, as described below.

    The NEES companies believe total costs associated with making the necessary modifications to all centralized and noncentralized systems will be approximately $28 million. These costs include the replacement of approximately one thousand desktop computers. In addition, the NEES companies are spending $4 million related to the replacement of the human resources and payroll system, in part due to the Y2K issue. To date, total Y2K-related costs of $25 million have been incurred, of which $3 million has been capitalized. The NEES companies continually review their cost estimates based upon the overall Y2K Project status, and update these estimates as warranted.

    The NEES companies are in the process of developing Y2K contingency plans to allow for critical information and operating systems to function from January 1, 2000 forward. If required, these plans are intended to address both internal risks as well as potential external risks related to suppliers and customers. Part of the contingency planning for accounting and desktop systems will include taking extensive data back-ups prior to year-end closing. For operational systems, the NEES companies have in place an overall disaster recovery program, which already includes periodic disaster simulation training (for outages due to severe weather, for instance). As part of Y2K contingency planning, the NEES companies will review their disaster recovery plans, modifying them for Y2K-specific issues, such as a potential loss of telecommunication services. The NEES companies expect that these contingency plans will be in place by the third quarter of 1999.

    Interregional and regional contingency plans are being formulated that address emergency scenarios due to the interconnection of utility systems throughout the United States. At a regional level, the NEES companies are participating and cooperating with NEPOOL and ISO New England. Overall regional activities, including those of NEPOOL and ISO New England, will be coordinated by the Northeast Power Coordinating Council, whose activities will be incorporated into the interregional coordinating effort by North American Electric Reliability Council. The target for the completion of this planning process is mid-1999. The NEES companies have noted that the Y2K coordination efforts by ISO New England began in May 1998, resulting in a demanding and difficult schedule to attain regional and interregional target dates.

    The NEES companies believe the worst case scenario with a reasonable chance of occurring is temporary disruptions of electric service. This scenario could result from a failure to adequately remediate Y2K problems at NEES company facilities or could be caused by the inability of entities, such as ISO New England, to maintain the short-term reliability of various generators and/or transmission lines on a regional or interregional basis. The NEES companies believe that the contingency plans being developed both internally and on a regional level, as described above, should substantially mitigate the risks of this potential scenario. In the event that a short-term disruption in service occurs, NEES does not expect that it would have a material impact on its financial position and results of operations.

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


                         MERGER ACTIVITY

National Grid Merger

    On December 11, 1998, NEES, National Grid, and Holdings entered into the Merger Agreement. Pursuant to the Merger Agreement, Holdings will merge with and into NEES, with NEES being the surviving entity (the Surviving Entity) and becoming a wholly-owned subsidiary of National Grid. The Merger, which was unanimously approved by the boards of directors of each of NEES, National Grid and Holdings, is expected to occur shortly after all of the conditions to the consummation of the Merger, including the receipt of certain regulatory approvals, are met or waived. NEES anticipates that the Merger will be consummated by early 2000.

    Under the terms of the Merger Agreement, each outstanding NEES common share, $1.00 par value per share (NEES Common Shares), other than shares, if any, owned by NEES as treasury shares (except those treasury shares which are held pursuant to NEES' Rabbi Trust), National Grid, Holdings or any other wholly-owned subsidiary of National Grid, will be converted into the right to receive $53.75 in cash, as may be adjusted (the Merger Consideration). Such adjustment will occur if the Closing Date does not occur on or prior to the date that is the six-month anniversary of the date on which NEES Shareholders' Approval is attained (the Adjustment Date) then the per share amount shall be increased by $.003288 each day up to a maximum adjustment of $0.60 per share, for a total of $54.35 per share.

    The Board of Directors of NEES has received an opinion from its investment banker, Merrill Lynch, Pierce, Fenner & Smith Incorporated, to the effect that, as of the date of the Merger Agreement, the Merger Consideration to be received by the holders of NEES Common Shares in the Merger is fair from a financial point of view to holders of NEES Common Shares.

    The Merger is subject to certain customary closing conditions, including, without limitation, the receipt of the required approval of NEES' shareholders, the receipt of the required approval of National Grid's shareholders, and the receipt of all necessary governmental approvals and the making of all necessary governmental filings, including the consent or approval of certain state utility regulators, the approval of the FERC, the approval of the SEC under the 1935 Act, the approval of the NRC, the filing of the requisite notification with the Federal Trade Commission and the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the expiration of the applicable waiting period thereunder, and the filing of the requisite notification under the Exon-Florio Provisions of the Omnibus Trade and Competitiveness Act of 1988, and the termination of the review and investigation with no action taken by the President thereunder.
The Merger is not dependent upon the EUA Merger.

    The Merger Agreement contains certain covenants of the parties pending the consummation of the Merger. Generally, except as required by the terms of NEES' Settlement Agreements with FERC and certain state utility regulators, NEES must carry on its business in the ordinary course consistent with past practice, comply with all laws and preserve intact its goodwill. NEES is permitted to declare and pay its regular quarterly dividends. The Merger Agreement contains certain restrictions on NEES including limitations on, or procedures for: issuance of securities, termination or failure to renew material contracts, amendments to NEES' Declaration of Trust or similar governing documents of NEES' Subsidiaries, capital expenditures, acquisitions, dispositions, incurrence of indebtedness, modification of employee compensation and benefits, rate matters, changes in accounting policies and discharge of liabilities. (See Article VI of the Merger Agreement.)

    The Merger Agreement prevents NEES and its subsidiaries from knowingly initiating, soliciting or encouraging, directly or indirectly, any inquiry or proposal or offer, or engaging in negotiations with, or providing confidential information to any third party relating to a business combination proposal, and requires NEES to terminate immediately any existing discussions or negotiations and notify National Grid of any such inquiries relating to a business combination proposal, unless prior to NEES shareholder approval: (i) NEES' Board determines, in good faith based upon the advice of its outside legal counsel with respect to the Board's fiduciary duties, that taking such action is necessary for the Board to act in a manner consistent with its fiduciary duties under applicable law; (ii) NEES' Board reasonably concludes, in good faith after consultation with its financial advisors, that
(A) the party making such proposal has adequate financing sources and (B) such proposal is likely to be more favorable to stockholders of NEES than the Merger (a Superior Proposal); (iii) prior to furnishing nonpublic information or entering into negotiations, NEES notifies National Grid in writing of such furnishing of information or negotiations (identifying the party making the proposal and the material terms of such proposal) and enters into a confidentiality agreement with such third party; and
(iv) NEES keeps National Grid promptly informed of the status and all material information with respect to such discussions or negotiations. NEES may terminate the Merger Agreement to accept a Superior Proposal (in which case, the termination fee provision described below would be applicable). However, before so terminating, NEES must negotiate with National Grid to adjust the Merger Agreement so as to enable the parties to proceed with the adjusted Merger Agreement, and NEES' Board must determine that, based on advice of counsel with respect to the Board's fiduciary duties and notwithstanding a binding commitment to consummate the Merger Agreement and notwithstanding all concessions that may be offered by National Grid in further negotiations with NEES, the Superior Proposal is more favorable to NEES' shareholders than the Merger. (See Section 7.08 and Article IX of the Merger Agreement.)

    NEES' CEO and one outside director of NEES' Board of Directors, mutually determined by National Grid and NEES, will be appointed to the Board of Directors of National Grid. In addition, the Surviving Entity will have an advisory board, with eleven members from NEES' Board immediately prior to the Closing, that will advise the Surviving Entity with respect to general business, among other things. The Merger Agreement provides that, after the effectiveness of the Merger (the Effective Time), the headquarters of the Surviving Entity will be in Massachusetts, and utility operations offices will remain in Massachusetts, New Hampshire and Rhode Island. (See Section 7.07 of the Merger Agreement.)

    The Merger Agreement may be terminated under certain circumstances, including: (i) by mutual written agreement of the boards of directors of the parties; (ii) by either party if the Merger has not been effected by the date nine months from the receipt of NEES shareholder approval (the Initial Termination
Date), provided that if the parties are otherwise ready to close, but certain statutory approvals are not yet obtained, the Initial Termination date will be extended to the date fifteen months from the receipt of NEES shareholder approval (the Extended Termination
Date), and provided further that if on the Initial or Extended Termination Date, a Financial Disruption exists, then NEES will have the right, but not the obligation, to extend such Termination Date six months beyond such Termination Date (a Financial Disruption means any significant disruption in the financial or capital markets which makes it impracticable for a company having financial characteristics similar to those of National Grid as of the date of the Merger Agreement to finance a transaction of the size and nature as that contemplated under the Merger Agreement on commercially reasonable financing terms that are available as of the date of such financing); and (iii) by either party if: (A) NEES shareholder approval or the National Grid shareholder approval has not been obtained; or (B) any law, rule or regulation is adopted which makes the Merger illegal or any final order or injunction permanently prohibits the Merger. In addition, NEES may terminate the Merger Agreement: (i) under certain circumstances, in order to accept a Superior Proposal (subject to the limitations and procedures described above and to payment of the termination fee described below); (ii) if there has been a material breach of certain of National Grid's representations and warranties or a failure by National Grid to perform and comply with its covenants under the Merger Agreement and such breach or failure has not been cured; (iii) if National Grid fails to deliver the merger consideration at a time when all conditions to National Grid's obligation to close have been satisfied or waived, and such failure is as a result of Financial Disruption; and (iv) if the Board of National Grid withdraws or modifies its approval of the merger or its recommendation to its shareholders. National Grid may terminate the Merger Agreement if: (i) the Board of NEES approves, recommends or takes no position with respect to an alternative business combination proposal; (ii) twelve months after NEES Shareholders' Approval is obtained, the order of the SEC approving the Merger under the 1935 Act has not been issued, and National Grid certifies to NEES that it reasonably believes that the SEC will not issue an order that would comply with the requirements of the regulatory condition; (iii) the Board of NEES withdraws or modifies its approval of the merger or its recommendation to its shareholders; and (iv) there has been a material breach of NEES's representations and warranties or a failure by NEES to perform and comply with its covenants under the Merger Agreement and such breach or failure has not been cured. (See Articles VIII and IX of the Merger Agreement.)

    National Grid will pay NEES a termination fee of: (i) $100 million if NEES terminates the Merger Agreement because National Grid was unable to pay the merger consideration, at a time when all of the National Grid's closing conditions were met or waived, because of a Financial Disruption; (ii) $75 million plus up to $10 million for documented out-of-pocket expenses if National Grid terminates after the twelve month anniversary of NEES' shareholder approval because an order from the SEC approving the Merger has not been issued, and National Grid certifies to NEES that it reasonably believes that the SEC will not issue an order that would comply with the requirements of the regulatory condition; and (iii) documented out-of-pocket expenses up to $10 million if NEES terminates because of National Grid's (A) material breach of its representations and warranties, (B) failure to perform and comply with its covenants under the Merger Agreement or (C) failure to
obtain its shareholder vote.   (See Articles VIII and IX of the
Merger Agreement.)

    NEES will pay National Grid a termination fee of (i) $100 million plus up to $10 million for documented out-of-pocket expenses if NEES terminates the Merger Agreement because NEES became the target of a third party alternative proposal, and NEES' Board determined in good faith based upon the advice of outside counsel with respect to the Board's fiduciary duties, that termination was necessary for the Board to act consistently with its fiduciary duties under applicable law; (ii) $100 million plus up to $10 million for documented out-of-pocket expenses if, at a time when an alternative business proposal is pending, (A) National Grid terminates the Merger Agreement because: (1) NEES has materially breached its representations and warranties or has failed to materially perform and comply with its covenants under the Merger Agreement, or (2) NEES shareholder approval was not obtained, or (B) NEES terminates the Merger Agreement because the Closing has not occurred by the termination date, provided, that in the case of (A) or (B), NEES enters into a merger or acquisition agreement with the party offering such alternative proposal within two years of such termination; and (iii) documented out-of-pocket expenses up to $10 million if National Grid terminates at a time when no alternative business proposal was outstanding because of NEES' (A) material breach of its representations and warranties,
(B) failure to perform and comply with its covenants under the Merger Agreement or (C) failure to obtain its shareholder vote. (See Article IX of the Merger Agreement.)

    If the Merger Agreement is terminated because either party's Board has withdrawn or changed its recommendation with respect to the Merger prior to such party's shareholder meeting, then the other party must pay a $100 million termination fee plus documented
out-of-pocket expenses up to $10 million.   (See Article IX of the
Merger Agreement.)

Eastern Utilities Associates Merger

    On February 1, 1999, NEES, Research Drive, and EUA entered into the EUA Agreement. Pursuant to the EUA Agreement, Research Drive will merge with and into EUA, with EUA being the surviving entity and becoming a wholly-owned subsidiary of NEES (the EUA Surviving Entity). The EUA Merger, which was approved by the NEES Board of Directors, the EUA Board of Trustees and the Members of Research Drive, is expected to occur shortly after all of the conditions to the consummation of the EUA Merger, including the receipt of certain regulatory approvals, are met or waived. NEES anticipates that the EUA Merger will be consummated by early 2000.

    Under the terms of the EUA Agreement, each outstanding share of EUA's common stock (the EUA Common Stock), other than shares, if any, owned by EUA as treasury shares, NEES, Research Drive or any other wholly-owned subsidiary of NEES, will be converted into the right to receive $31.00 in cash, as may be adjusted (the EUA Merger Consideration). Such adjustment will occur as follows: if the EUA Closing Date does not occur on or prior to the date that is the six-month anniversary of the date on which EUA shareholders approve the EUA Merger (the Adjustment Date), then the per share amount shall be increased for each day after the Adjustment Date up to and including the day which is one day prior to the earlier of the EUA Closing Date and May 1, 2000 by an amount equal to $.003.

    The Board of Directors of NEES has received an opinion from its investment banker, Merrill Lynch, Pierce, Fenner & Smith
Incorporated, to the effect that, as of January 30, 1999, the EUA
Merger Consideration to be paid by NEES pursuant to the EUA Merger is fair from a financial point of view to NEES.

    The EUA Merger is subject to certain customary closing conditions, including, without limitation, the receipt of the required approval of EUA's shareholders by an affirmative vote of two-thirds of the outstanding EUA shares and the receipt of all necessary governmental approvals and the making of all necessary governmental filings, including the consent or approval of certain state utility regulators, the approval of the FERC, the approval of the SEC under the 1935 Act, the approval of the NRC and the filing of the requisite notification with the Federal Trade Commission and the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The EUA Merger is not dependent upon the National Grid merger.

    The EUA Agreement contains certain covenants of the parties pending the consummation of the EUA Merger. Generally, EUA must carry on its business in the ordinary course consistent with past practice, comply with all laws and preserve intact its goodwill. The EUA Agreement contains certain restrictions on EUA including limitations on, or procedures for: payment of dividends on EUA common shares and preferred shares of certain EUA subsidiaries, issuance of securities, amendment of the EUA's Declaration of Trust, or similar governing documents of EUA's subsidiaries, acquisitions, dispositions, incurrence of indebtedness, capital expenditures, modification of employee compensation and benefits, changes in accounting policies, amendment, termination or failure to renew material contracts, discharge of liabilities, rate matters, equity investments, loans to affiliates or other persons, and assessing the adequacy of EUA's Year 2000 Program. (See
Article VI of the EUA Agreement.)

    Pursuant to the EUA Agreement, EUA agrees that neither it nor any of its subsidiaries shall knowingly initiate, solicit or encourage, directly or indirectly, any inquiry or proposal or offer relating to a business combination proposal or similar transaction including EUA or any of its significant subsidiaries other than EUA Cogenex Corporation, or engage in negotiations with, or provide confidential information to any third party, and requires EUA to terminate immediately any existing discussions or negotiations and notify NEES of any such inquiries relating to a business combination proposal, unless prior to EUA shareholder approval: (i) EUA's Board determines, in good faith based upon the advice of its outside legal counsel with respect to the Board's fiduciary duties, that taking such action is necessary for the Board to act in a manner consistent with its fiduciary duties under applicable law;
(ii) EUA's Board reasonably concludes, in good faith after consultation with its financial advisors, that (A) the party making such proposal has adequate financing sources and (B) such proposal is likely to be more favorable to shareholders of EUA than the EUA Merger (a Superior Proposal); (iii) prior to furnishing nonpublic information or entering into negotiations, EUA notifies NEES in writing of such furnishing of information or negotiations (identifying the party making the proposal and the material terms of such proposal) and enters into a confidentiality agreement in customary form with such third party; and (iv) EUA keeps NEES promptly informed of the status and all material information with respect to such discussions or negotiations. EUA may terminate the EUA Agreement to accept a Superior Proposal (in which case, the termination fee provision described below would be applicable). However, before so terminating, EUA must negotiate with NEES to adjust the EUA Agreement so as to enable the parties to proceed with the adjusted EUA Agreement, and EUA's Board must determine that, based on advice of counsel with respect to the Board's fiduciary duties and notwithstanding a binding commitment to consummate the EUA Agreement and notwithstanding all concessions that may be offered by NEES in further negotiations with EUA, the Superior Proposal is more favorable to EUA's shareholders than the EUA Merger. (See Section 7.08 and Article IX of the EUA Agreement.)

    If the EUA Merger is consummated, then promptly following the merger contemplated by the merger agreement between NEES, National Grid and Holdings dated as of December 11, 1998 (the National Grid Merger Agreement), NEES shall take the necessary action to cause all of the members of the Board of Trustees of EUA to be appointed to serve on the advisory board to be formed pursuant to the National Grid Merger Agreement. (See Section 7.07 of the EUA Agreement.)

    The EUA Agreement may be terminated under certain circumstances, including: (i) by mutual written agreement of the Board of Directors of NEES and the Board of Trustees of EUA, (ii) by either party if the EUA Merger has not been effected by December 31, 1999 (the Initial Termination Date), provided, that if the parties are otherwise ready to close, but certain statutory approvals are not yet obtained, the Initial Termination Date will be extended for four months (the Extended Termination Date) and
(iii) by either party if any law, rule or regulation is adopted which makes the EUA Merger illegal or any final order or injunction permanently prohibits the EUA Merger. NEES may terminate the EUA
Agreement: (i) if EUA shareholder approval has not been obtained at a duly held meeting of such shareholders, including any adjournments thereof, (ii) if there has been a material breach of EUA's representations and warranties or a failure to perform and comply with its covenants under the Agreement and such breach or failure has not been cured, (iii) if EUA's Board withdraws or modifies its approval of the merger or its recommendation to its shareholders or resolves to take such action or (iv) if EUA's Board approves, recommends or takes no position with respect to an alternative proposal or resolves to take such action. In addition, EUA may terminate the EUA Agreement: (i) in order to accept a Superior Proposal if EUA's Board determines that such termination is necessary to act in a manner consistent with its fiduciary duties after following the applicable procedures, as described above, provided, that EUA's ability to terminate in accordance with this provision of the Agreement is conditioned upon concurrent payment by EUA to NEES of any applicable termination fees under the Agreement, (ii) if there has been a material breach of NEES's representations and warranties or a failure to perform and comply with its covenants under the Agreement and such breach or failure has not been cured or (iii) if NEES fails to deliver the EUA Merger Consideration at a time when all conditions to NEES's obligation to close have been satisfied or waived. (See Articles VIII and IX of the EUA Agreement.)

    EUA will pay NEES a termination fee of $20 million plus up to $5 million for documented out-of-pocket expenses: (i) if EUA terminates the EUA Agreement because EUA became the target of a third party alternative proposal, and EUA's Board determined in good faith based upon the advice of outside counsel with respect to the Board's fiduciary duties, that termination was necessary for the Board to act consistently with its fiduciary duties under applicable law or (ii) if, at a time when an alternative business proposal is pending, (A) NEES terminates the EUA Agreement because:
(1) EUA shareholder approval was not obtained, (2) EUA has materially breached its representations and warranties or has failed to materially perform and comply with its covenants under the EUA Agreement, or (iii) the Board of EUA withdraws or modifies its approval of the EUA Merger or its recommendation to its shareholders, or approves, recommends, or takes no position with respect to a third party alternative proposal, or (B) EUA terminates the EUA Merger Agreement because the Closing has not occurred by the termination date, provided, that in the case of (A) or (B), EUA enters into a merger or acquisition agreement with the party offering such alternative proposal within two years of such termination. (See Article IX of the EUA Agreement.)

    NEES will pay EUA a termination fee of $10 million plus up to $5 million for documented out-of-pocket expenses if either NEES or EUA terminates because the Closing Date has not occurred on or before the Initial Termination Date, or if the Initial Termination Date is extended, the Extended Termination Date, and on the date of such termination: (i) all conditions to closing other than the condition requiring that certain statutory consents and approvals be obtained has not been fulfilled, provided, that such Closing Date has not failed to occur due to a failure on the part of the terminating party to fulfill any obligation under the EUA Agreement, (ii) if the date of termination is any date other than the Extended Termination Date or a date thereafter, all conditions of each party other than the conditions concerning (A) statutory consents and approvals and (B) the certification of performance of obligations on the part of NEES and Research Drive have been fulfilled or are capable of being fulfilled and (iii) the merger contemplated by the National Grid Merger Agreement has not been consummated. (See Articles VIII and IX of the EUA Agreement.)


                    REGULATORY MERGER OUTLOOK

    The following are management's projections as to when shareholder votes will be taken and various regulatory filings will be made to secure approval for the NEES/National Grid and NEES/EUA proposed mergers. Actual timing and results could differ materially from those discussed here (see FORWARD LOOKING
INFORMATION, page vi). NEES does not assume the obligation to update these projections.

NEES/National Grid

    SEC

    - An SEC order under the 1935 Act allowing NEES to solicit its shareholders was issued on March 25, 1999. The NEES shareholder meeting is scheduled to take place on May 3, 1999.

    - The National Grid filing for approval of the Merger under the 1935 Act was made on March 26, 1999.

    NRC

    -  A filing was submitted on March 16, 1999.

    FERC

    -  NEES filed for approval on March 10, 1999.

    Hart-Scott-Rodino

    -  A filing is expected to be made on March 31, 1999.

    Exon-Florio

    -  The parties made a filing on March 29, 1999.

    State Public Utility Commissions

    - No formal approvals are required in Massachusetts and Rhode Island. However, written support from each of these state public utility commissions is necessary to obtain the SEC merger approval listed above. An informational filing was made with the MDTE on March 9, 1999, a courtesy copy of which was supplied to Rhode Island.

    - The New Hampshire Public Utilities Commission (NHPUC) approval is not required if NEES' subsidiaries which operate in New Hampshire represent to the NHPUC that the Merger will not adversely affect their rates, terms, service, or operations. On March 18, 1999, these NEES subsidiaries submitted the requisite representations.

    - Filings are expected to be made in March 1999 with the Connecticut Public Utility Commission and the Vermont
       Public Service Board.

NEES/EUA

    SEC

    - EUA made a filing in March 1999 under the 1935 Act to secure permission to solicit EUA shareholders. The date of shareholder meeting for approval of the EUA Merger is dependent upon timing of receipt of an order. Management is hopeful that an SEC order will be issued in April 1999. The EUA shareholder meeting could then take place in May 1999.

    - A joint NEES/EUA filing for approval of the EUA Merger under the 1935 Act is expected to be made in May 1999.

    NRC

    -  A filing is expected to be made in April 1999.

    FERC

    - NEES expects to file for approval of the EUA Merger and transmission rates in April 1999.

    Hart-Scott-Rodino

    -  A filing is expected to be made in April 1999.

    State Public Utility Commissions

    - NEES expects to file for approval of the EUA Merger and rate plans in Massachusetts and Rhode Island in April 1999.

    - NHPUC approval is not required if EUA's subsidiary which operates in New Hampshire represents to the NHPUC that the EUA Merger will not adversely affect its rates, terms, service, or operations. It is expected that EUA's subsidiary will make the requisite representation.

    -  A filing for approval from the Connecticut Public Utility
       Commission is expected to be made in April 1999.


                  ELECTRICITY DELIVERY COMPANIES

    The combined service area of the Electricity Delivery Companies constitutes the electric delivery service area of the System and covers more than 4,500 square miles with a population of about 3,000,000 (1990 census). See Map - Electric Utility Properties, page 35. The largest cities served are Worcester, Mass. (population 170,000) and Providence, Rhode Island (population 161,000).

Mass. Electric

    Description of Business

    Mass. Electric provides approximately 980,000 customers with electric delivery service in an area comprising approximately 43 percent of The Commonwealth of Massachusetts. The population of the service area is about 2,160,000 or 36 percent of the total population of the Commonwealth (1990 Census). Mass. Electric's service area consists of 146 cities and towns including the highly diversified commercial and industrial cities of Worcester, Lowell, and Quincy, the Interstate 495 high technology belt, and many suburban communities and rural towns. The economy of the area is diversified. Principal industries served by Mass. Electric include computer manufacturing and related businesses, electrical and industrial machinery, plastic goods, fabricated metals and paper, and chemical products. In addition, a broad range of professional, banking, medical, and educational institutions is served. During 1998, 39 percent of Mass. Electric's revenue from the sale and delivery of electricity was derived from residential customers, 39 percent from commercial customers, 21 percent from industrial customers, and 1 percent from others. In 1998, the 20 largest customers of Mass. Electric accounted for approximately 7 percent of its electric revenue. Effective March 1, 1998, Mass. Electric's customers gained the right to choose their power supplier under Massachusetts legislation. (see INDUSTRY RESTRUCTURING, page 5).

    Rates

    Rate schedules applicable to electric services rendered by Mass. Electric are on file with the MDTE.

    The Massachusetts Settlement establishes distribution rates for Mass. Electric. On March 1, 1998, Mass. Electric's distribution rates were set at a level approximately $45 million above the level embedded in its previously bundled rates, with such rates then frozen through the year 2000. This increase reflects changes to the distribution cost of service that include an $11 million increase in annual depreciation expense, a $3 million annual contribution to a storm fund, and increased amortization of unfunded deferred income taxes of approximately $1 million per year over six years. The Massachusetts restructuring legislation also expanded the eligibility for certain rate discount programs, the cost of which is uncertain at this time. From 1998 through 2000, Mass. Electric's return on equity will be subject to a floor of 6 percent and a ceiling of 11 percent. Earnings over the ceiling will be shared equally between customers and shareholders up to a maximum of 12.5 percent. This sharing results in an effective cap on Mass. Electric's return on equity of 11.75 percent, excluding certain limited incentive opportunities. To the extent that earnings fall below the floor, Mass. Electric will be authorized to surcharge customers for the shortfall. The statute also imposes an inflation cap through March 1, 2005 on the total rates for customers who have not chosen a power supplier. If this inflation cap is triggered, under the Massachusetts Settlement, the recovery of stranded investment costs would be deferred. This inflation cap does not apply to any surcharge triggered by the rate of return floor.

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

    The rates of Mass. Electric in 1997 contained fuel adjustment clauses that allowed the rates to be adjusted to reflect changes in the cost of fuel. Mass. Electric's fuel clause was terminated effective March 31, 1998, with a final reconciliation of approximately $20.8 million in overcollection pending at the MDTE.

    With the implementation of retail choice on March 1, 1998, Mass. Electric also implemented various adjustment provisions which allow recovery, on a fully reconciling basis, of the costs of providing transmission service, standard offer service, and default service, to its customers as well as the cost of terminating its all-requirements service contract with NEP. These adjustment provisions are (1) the transmission service cost adjustment provision, (2) the standard service cost adjustment provision, (3) the default service adjustment provision, and (4) the transition cost adjustment provision.

    The rates of Mass. Electric after March 1, 1998, the effective date of retail choice, were, on average, ten percent less than the rates in effect on August 1, 1997, in accordance with the Massachusetts restructuring legislation. Following the divestiture by NEP of essentially all of its nonnuclear generating assets on September 1, 1998, Mass. Electric's rates to customers who did not select a competitive power supplier were, on average, 19 percent less than the August 1, 1997 rates.

Narragansett

    Description of Business

    Narragansett provides approximately 335,000 customers with electric delivery service. Its service territory, which includes urban, suburban, and rural areas, covers about 839 square miles or 80 percent of the area of Rhode Island, and encompasses 27 cities and towns including the cities of Providence, East Providence, Cranston, and Warwick. The population of the area is about 725,000 (1990 Census) which represents about 72 percent of the total population of the state. The economy of the territory is diversified. Principal industries served by Narragansett produce fabricated metal products, electrical and industrial machinery, transportation equipment, textiles, silverware, and chemical products. In addition, a broad range of professional, banking, medical, and educational institutions is served. During 1998, 44 percent of Narragansett's revenue from the sale and delivery of electricity was derived from residential customers, 40 percent from commercial customers, 14 percent from industrial customers, and 2 percent from others. In 1998, the 20 largest customers of Narragansett accounted for approximately 10 percent of its electric revenue. Effective January 1, 1998, Narragansett's customers gained the right to choose their power supplier under Rhode Island legislation (see INDUSTRY RESTRUCTURING, page 5).

    Rates

    Rate schedules applicable to electric services rendered by Narragansett are on file with the RIPUC and the Rhode Island
Division of Public Utilities and Carriers.

    Under the Rhode Island statute, Narragansett increased distribution rates by approximately $11 million in January 1997 and another $7 million in January 1998. The statute also provides that Narragansett may request increased distribution rates which would take effect no earlier than January 1999.

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

    The rates of Narragansett in 1997 contained fuel adjustment clauses that allowed the rates to be adjusted to reflect changes in the cost of fuel. Narragansett's fuel clause was terminated at the end of 1997, and all overcollections were refunded back to customers during 1998.

    With the implementation of retail choice on January 1, 1998, Narragansett also implemented various adjustment provisions which allow recovery, on a fully reconciling basis, of the costs of providing transmission service, standard offer service, and last resort service to its customers as well as the cost of terminating its all-requirements service contract with NEP. These adjustment provisions are (1) the transmission service cost adjustment provision, (2) the standard offer service adjustment provision,
(3) the last resort service adjustment provision, and (4) the non-bypassable transition adjustment provision. The transmission service cost adjustment provision was not effective until January 1, 1999.

    The rates of Narragansett after January 1, 1998, the effective date of retail choice, and throughout 1998, were, on average, eight percent less than the rates in existence prior to retail choice.

    A 1986 Rhode Island Supreme Court decision held that the RIPUC's rate-making power includes the authority to order refunds of amounts earned in excess of an allowed return. As a result of the decision, the RIPUC monitors Narragansett's earnings on a regular basis.

Granite State

    Description of Business

    Granite State provides approximately 37,000 customers in 21 New Hampshire communities with electric delivery service in the State of New Hampshire in an area having a population of about 73,000 (1990 Census), including the Salem area of Southern New Hampshire as well as several communities located along the Connecticut River, primarily in the Lebanon and Walpole areas. During 1998, 49 percent of Granite State's revenue from the sale and delivery of electricity was derived from commercial customers, 36 percent from residential customers, 14 percent from industrial customers, and 1 percent from others. In 1998, the 10 largest customers of Granite

State accounted for about 18 percent of its electric revenue. Granite State is not subject to the reporting requirements of the Securities Exchange Act of 1934, and its financial impact on the System is small. Information on Granite State is provided herein solely for the purpose of furnishing a more complete description of System operations. In July 1998, the New Hampshire Public Utilities Commission approved a restructuring settlement agreement proposed by Granite State and its transmission affiliate, NEP, the Governor's office of the State of New Hampshire and a number of other interested parties. This settlement agreement enables customers to select their choice of competitive power suppliers and was the only such settlement approved in New Hampshire as of December 31, 1998. The settlement also provides for a distribution rate surcharge for storm costs and pilot program costs (see INDUSTRY RESTRUCTURING, page 5).

    Rates

    With the implementation of Granite State's Settlement Agreement and retail choice on July 1, 1998, Granite State also implemented various adjustment provisions which allow recovery, on a fully reconciling basis, of the costs of providing transmission service, transition service, and other system benefits, to its customers as well as the cost of terminating its all-requirements service contract with NEP. These adjustment provisions are (1) the transmission service cost adjustment provision, (2) the transition service cost adjustment provision and the electric service adjustment provision, (3) the system benefits charge provision and the interim low income energy assistance program provision, and (4) the stranded cost adjustment provision.

    The rates of Granite State in the second half 1998, following the effective date of the settlement agreement were, on average, ten percent less than the pre-settlement rates. Following the divestiture by NEP of essentially all of its nonnuclear generating assets on September 1, 1998, Granite State's rates to customers who did not select a competitive power supplier were, on average, 17 percent less than the pre-settlement rates.

Nantucket

    Description of Business

    In March 1996, NEES acquired Nantucket for $3.5 million. Nantucket provides electric delivery service to approximately 10,000 customers on Nantucket Island which has a year-round population of approximately 6,000 (1990 Census) and a seasonal tourist population which peaks at approximately 40,000 during the summer. Nantucket's service area covers the entire island. Effective March 1, 1998, Nantucket's customers gained the right to choose their power supplier under Massachusetts legislation (see INDUSTRY RESTRUCTURING, page 5). During 1998, 62 percent of Nantucket's revenue from the sale and delivery of electricity was derived from residential customers, 37 percent from commercial customers, and 1 percent from others. During 1996, a 26-mile undersea electric cable connecting Nantucket Island with the transmission system on the mainland was constructed. Nantucket is not subject to the reporting requirements of the Securities Exchange Act of 1934, and its financial impact on the System is small. Information on Nantucket is provided herein solely for the purpose of furnishing a more complete description of System operations.

Standard Offer Service

    In September 1998, NEP completed the divestiture of substantially all of its nonnuclear generating business. Prior to that date, NEP was the wholesale supplier of the electric energy requirements of the Electricity Delivery Companies under contracts that required seven years' notice of termination. NEP's contracts with Mass. Electric, Nantucket, and Narragansett have been amended. Mass. Electric and Nantucket conducted a competitive solicitation among power suppliers in February 1998. No other supplier bid to supply power to these companies. Narragansett conducted a similar competitive solicitation in April 1998. No other supplier bid to supply power to Narragansett. USGen and TransCanada Power Marketing, Ltd. retain the backstop obligation to supply the electric energy requirements of Mass. Electric, Nantucket, and Narragansett for retail customers eligible to continue to buy standard offer generation service from their electricity delivery
company at regulated prices.   NEP retains the obligation to
provide standard offer generation service for a portion of Narragansett's retail customers. Granite conducted a competitive solicitation in December 1998. Constellation Power Source, Inc. was the winning bidder in the solicitation and has the obligation to provide 100 percent of Granite's standard offer generation service requirements. For a discussion of electric utility operations in a more competitive environment and the sale of NEP's nonnuclear generating business, see INDUSTRY RESTRUCTURING, page 5.

Recovery of Demand-Side Management Expenditures

    The Electricity Delivery Companies offer conservation and load management programs, usually referred to in the industry as Demand-Side Management (DSM) programs, which are designed to help customers use electricity efficiently, as a part of meeting the NEES companies' regulatory requirements and customers' needs for energy services.

    The Electricity Delivery Companies regularly file their DSM programs with their respective regulatory agencies and have received approval to recover DSM program expenditures in rates on a current basis through 1998. Mass. Electric's expenditures were $48 million, $51 million, and $46 million in 1996, 1997, and 1998, respectively. Narragansett's expenditures were $10 million, $10 million, and $11 million in 1996, 1997, and 1998, respectively. Narragansett and Granite State have received approvals from their respective state regulatory agencies to recover their 1999 DSM program expenditures. The Massachusetts Settlement and statute provide for recovery of DSM-related costs. The Massachusetts Department of Telecommunications and Energy approved Mass. Electric's and Nantucket's DSM program expenditure recovery plans through 2002. Since 1990, the Electricity Delivery Companies have been allowed to earn incentives based on the results of their DSM programs. The Electricity Delivery Companies must be able to demonstrate the electricity savings produced by their DSM programs to their respective state regulatory agencies before full incentives are recorded. Mass. Electric recorded $5.7 million, $7.0 million, and $6.6 million of before-tax incentives in 1996, 1997, and 1998, respectively. Narragansett recorded $0.2 million, $0.3 million, and $0.4 million of before-tax incentives in 1996, 1997, and 1998, respectively.

Performance-Based Ratemaking

    Currently, there is much regulatory and other movement toward establishing performance-based rates (for more information, see
Accounting Implications, Page 7).


           TRANSMISSION AND NUCLEAR GENERATION BUSINESS

NEP

    Description of Business

    On September 1, 1998, NEP completed the sale of substantially all of its nonnuclear generating business to USGen. NEP's business had been principally generating, purchasing, transmitting, and selling electric energy in wholesale quantities. In 1998, 98 percent of NEP's all-requirement revenue from the sale of electricity was derived from sales for resale to affiliated companies and 2 percent from sales for resale to municipal and other utilities.

    NEP's primary business is now the transmission of electric energy in wholesale quantities to other electric utilities, principally its distribution affiliates, the Electricity Delivery Companies. NEP is also the owner of a system of transmission lines and substations (see Map - Electric Utility Properties, page 35). NEP continues to own minority interests in two joint owned nuclear generating units as well as minority equity interests in four nuclear generating companies (see Nuclear Units, page 36). For a discussion of electric utility operations in a more competitive environment and the sale of NEP's nonnuclear generating business, see INDUSTRY RESTRUCTURING, page 5.

    Rates

    From January 1995 to March 1998, NEP collected the majority of its generation and transmission revenues pursuant to the rates under Tariff No. 1 established in the FERC approved W-95 settlement agreement, including the revenues from the Electricity Delivery Companies. Under Tariff No. 1, NEP was obligated to sell to its customers, and its customers were obligated to purchase from NEP, the requirements of its retail service territory, and they could only terminate those mutual obligations upon seven years' notice. In addition, NEP established an open access transmission Tariff No. 9 applicable to non-Tariff No. 1 customers in July 1996.

    The settlement agreements between NEP and the Electricity Delivery Companies included an amendment to the Tariff No. 1 service agreement which reformed the contractual relationship to allow for the early termination of the Electricity Delivery Companies' obligation to purchase wholesale all-requirements service from NEP, in consideration for the payment of the contract termination charge. The Electricity Delivery Companies are recovering the contract termination charge through a transition access charge (see INDUSTRY RESTRUCTURING, page 5). NEP has also reached similar agreements with three unaffiliated wholesale customers. In addition, one unaffiliated wholesale customer has terminated service under Tariff No. 1. NEP has obtained FERC approval to collect the associated stranded costs. These agreements amend the provisions of Tariff No. 1 and allow for the provision of unbundled service by NEP.

    NEP's unbundled rates going forward consist of the contract termination charge, transmission charges, standard offer charges where applicable, and market revenues where applicable. The CTC rate was originally set at 2.8 cents per kilowatthour (kWh), and subsequently reduced to approximately 1.5 cents or less per kWh upon completion of the sale of NEP's nonnuclear generating business (see INDUSTRY RESTRUCTURING, page 5). The transmission rate pursuant to the open access Tariff No. 9 is a formula rate which recovers NEP's actual costs plus a return on actual capital investment and equals approximately 0.5 cents per kWh. The standard offer revenues equaled 3.2 cents per kWh in 1998 and, with respect to NEP's continuing obligation to supply standard offer service to Narragansett, the rate will escalate in the years thereafter. Revenues from sale in the marketplace will vary. The Settlement Agreements also provide for recovery of lost revenue due to differences between what NEP would have collected under Tariff No. 1 and what it actually collected under the unbundled tariffs for the time period between the time customers could choose their electricity supplier and divestiture of NEP's nonnuclear generating business.

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


                       UNREGULATED BUSINESS

    AllEnergy's principal purpose is to sell energy and provide a range of energy-related services, including but not limited to, marketing, brokering and sales of energy, audits, fuel supply, repair, maintenance, construction, operation, design, engineering, and consulting, to customers in the competitive market in the northeast. In December 1997, AllEnergy became a wholly-owned indirect subsidiary of NEES when Eastern Enterprises' 50 percent interest in the joint venture was purchased by NEES. On February 12, 1999, NEES and AllEnergy acquired Griffith Consumers Company

(Griffith Consumers), a full-service distributor of residential and commercial heating oil in Washington, D.C., and in parts of Maryland, Delaware, Virginia, and West Virginia.

    NEESCom was established in August 1996 to allow the NEES companies to participate in the growing telecommunications industry. This subsidiary (an exempt telecommunications company) is not regulated under the Public Utility Holding Company Act of 1935 and has a license from the Federal Communications Commission. Its focus is providing telecommunications infrastructure principally leasing fiber optic cable to the telecommunications industry.

    NEES Global is a wholly-owned nonutility subsidiary of NEES.
Its principal purpose is to provide consulting services and product licenses to unaffiliated utilities in the areas of electric industry restructuring and customer choice. NEES Global also leases water heaters through its subsidiary NEWH.


                        OPERATING REVENUES

    The following is the detail of consolidated kWh sales and deliveries, revenue from sales and deliveries of electricity by the System, and System operating income for the last three years.

               Sales and Deliveries of Electricity
                      (in thousands of kWh)
               ------------------------------------

Classification       1998           1997           1996
--------------       ----           ----           ----
Residential                 8,058,262       8,034,001       8,027,352
Commercial                  9,115,396       8,829,266       8,595,814
Industrial                  5,112,337       5,100,907       4,913,644
Other                         136,202         133,184         137,378
                           ----------      ----------      ----------
Total Deliveries
  to Ultimate
  Customers                22,422,197      22,097,358      21,674,188
Sales for Resale            2,991,261       4,034,345       3,611,643
                           ----------      ----------      ----------
    Total Sales
    and Deliveries         25,413,458      26,131,703      25,285,831
                           ==========      ==========      ==========


                                     Operating Revenues
                    (in thousands of dollars)
               ------------------------------------

Classification       1998           1997           1996
--------------       ----           ----           ----

Residential                $  805,105      $  877,447     $   849,070
Commercial                    789,194         840,671         792,380
Industrial                    382,267         403,868         383,659
Other                          26,280          28,040          26,902
                           ----------      ----------      ----------
Total Deliveries
  to Ultimate
  Customers                 2,002,846       2,150,026       2,052,011
Sales for Resale               84,565         149,339         140,110
                           ----------      ----------      ----------
   Total                    2,087,411       2,299,365       2,192,121

Other Operating
  Revenue                     333,122         203,226         158,577
                           ----------      ----------      ----------
  Total Operating
    Revenue                $2,420,533      $2,502,591      $2,350,698
                           ==========      ==========      ==========
Operating Income           $  308,839      $  366,861      $  348,118
                           ==========      ==========      ==========

    Operating revenue decreased $82 million in 1998 and reflects a reduction in generation-related revenues, decreased oil and gas-related revenues, and the reversal in 1997 of certain refund revenues related to rate adjustment mechanisms.

    In 1998, kWh deliveries to ultimate customers increased 1.5 percent, reflecting a strong economy. For the year as a whole, weather had a negative impact on 1998 deliveries when compared with 1997.


                   ELECTRIC UTILITY PROPERTIES

Transmission, Distribution, and Nuclear Generation Properties

    On September 1, 1998, NEES' subsidiaries, NEP and Narragansett, completed the sale of substantially all of their nonnuclear generating business to USGen. NEP also plans to seek offers to sell its nuclear generating business. For more information, see INDUSTRY RESTRUCTURING, page 5 and Nuclear Units, page 36. The properties of the System also include the ownership interests of NEET, Mass. Hydro, and N.H. Hydro in the Hydro-Quebec Interconnection, and an integrated system of transmission lines, substations, and distribution facilities. See Map - Electric Utility Properties, page 35.

    NEP's integrated system consists of 2,233 circuit miles of transmission lines, 110 substations with an aggregate capacity of 12,535,789 kVA, and 7 pole or conduit miles of distribution lines. The properties of Mass. Electric and Narragansett include substations and distribution and transmission lines, which are interconnected with transmission and other facilities of NEP. At December 31, 1998, Mass. Electric owned 247 substations, which had an aggregate capacity of 2,951,270 kVA, 147,571 line transformers with the capacity of 8,318,059 kVA, and 17,204 pole or conduit miles of distribution lines. Mass. Electric also owns 83 circuit miles of transmission lines. At December 31, 1998, Narragansett owned 224 substations, which had an aggregate capacity of 4,003,695 kVA, 49,475 line transformers with the capacity of 2,133,156 kVA, and 4,644 pole or conduit miles of distribution lines. Narragansett, in addition, owns 327 circuit miles of transmission lines.

    Substantially all of the properties and franchises of Mass. Electric and Narragansett are subject to the liens of indentures under which mortgage bonds have been issued. For details of the mortgage liens on these properties, see the long-term debt note in Notes to Financial Statements in each of these companies' respective 1998 annual reports. The properties of NEET are subject to a mortgage under its financing arrangements.

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

    At the end of 1996, NEPOOL filed with the FERC a comprehensive proposal to restructure NEPOOL. The main elements of the proposal included: (1) the establishment of a regional transmission tariff that ensures open, nondiscriminatory access to the regional transmission network; (2) the development of wholesale competitive markets and a power exchange for capacity, energy and several ancillary services with market-based pricing for these products and services; (3) a revised governance structure; and (4) the creation of the ISO to operate the bulk power system and administer the regional tariff and power exchange.

    FERC has accepted most of NEPOOL's proposals. In June 1997, FERC ordered the creation of the ISO-New England. ISO-New England was activated on July 1, 1997 and has been operating the control area since that time. It operates under contract with NEPOOL and is governed by an independent Board of Directors. NEPOOL's Open Access Transmission Tariff (NOATT), which covers service across pool transmission facilities, went into effect, subject to refund, in March 1997. Parts of the NOATT have been disputed, and the cost of service methodology is currently being litigated at FERC. The two most contested issues are the allowed ROE and the existence of Excepted Transactions. Excepted Transactions are transactions which were in effect prior to November 1996. The NOATT states that these transactions are not superseded by the NOATT and therefore the parties must continue to pay the transmission provider for service until the transaction ends.

    FERC issued an order in December 1998 accepting the basic structure of the NEPOOL markets. It is currently anticipated that these markets will become active on May 1, 1999. As ordered by FERC, NEPOOL is currently working to develop a Congestion Management System and a Multi-Settlement System, which will be incorporated into the market at some later date.

    FERC rejected NEPOOL's governance proposal. On December 31, 1998, NEPOOL filed a newly revised governance proposal which increased the committee representation and voting shares of smaller players beyond that which was contemplated in the original filing. FERC rejected NEPOOL's revised governance proposal on March 10, 1999 finding that the revised voting share formula continued to allow a select group of utilities to control all the actions of the Management Committee. FERC ordered NEPOOL to file within 60 days a new proposal concerning governance that eliminates the control of vertically integrated utilities.

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

    The Interconnection has two phases. NEP's participation in both is approximately 18 percent. NEP and the other participants have entered into support agreements that end in 2020. Under the support agreements, NEP has agreed to guarantee its share of debt financing for the second phase. At December 31, 1998, NEP had guaranteed approximately $23 million of project debt. NEP's rights and obligations under its support agreements were transferred to USGen upon completion of the sale of NEP's nonnuclear generating business, but NEP remains an obligor in the event of USGen nonperformance (see INDUSTRY RESTRUCTURING, page 5).

                Map - Electric Utility Properties


    (Displays electric utility properties of NEES subsidiaries)

Nuclear Units

    General

    NEP has interests in six nuclear units. Three of the units have been permanently shut down. The remaining three are currently operating.

    NEP is a stockholder of Yankee Atomic Electric Company (Yankee Atomic), Vermont Yankee Nuclear Power Corporation (Vermont Yankee), Maine Yankee Atomic Power Company (Maine Yankee), and Connecticut Yankee Atomic Power Company (Connecticut Yankee). Each of these companies (collectively referred to as the Yankee Companies) owns a single nuclear generating unit. The stockholders of three Yankee Companies (Vermont Yankee, Maine Yankee, and Connecticut Yankee) have agreed, subject to regulatory approval, to provide capital requirements in the same proportion as their ownership percentages of the particular Yankee Company. NEP also has power contracts with each Yankee Company that require NEP to pay an amount equal to its share of total fixed and operating costs (including decommissioning costs) of the plant plus a return on equity. Yankee Atomic, Connecticut Yankee, and Maine Yankee have permanently ceased operations. NEP purchases the output of the Vermont Yankee plant in the same percentage as its stock ownership, less small entitlements taken by municipal utilities.

    In addition, NEP is a joint owner of the Millstone 3 nuclear generating unit in Connecticut and the Seabrook 1 nuclear generating unit in New Hampshire. Millstone 3 and Seabrook 1 are operated by subsidiaries of Northeast Utilities. NEP pays its proportionate share of costs and receives its proportionate share of output from Millstone 3 and Seabrook 1. Listed below is certain information on each nuclear plant in which NEP has an ownership interest.

    Under restructuring settlement agreements approved by regulators in Massachusetts, New Hampshire and Rhode Island, NEP has agreed to attempt to divest its nuclear holdings (for more information, see INDUSTRY RESTRUCTURING, page 5).

    On February 25, 1999, the Board of Directors of Vermont Yankee granted an exclusive right to AmerGen Energy Company (AmerGen), a joint venture by PECO Energy and British Energy to conduct due diligence review over the next 120 days and negotiate a possible agreement to purchase the assets of Vermont Yankee, Vermont's sole nuclear generating plant. Provided the due diligence review leads to successful completion of negotiations for a sale, consummation of such a sale would be contingent on regulatory approvals by the NRC, the SEC, under the 1935 Act, and the Vermont Public Service Board, among others. The sale process could take eight to twelve months or longer. In past negotiations for the sale of nuclear plants, due diligence review has not guaranteed that a sale will occur. NEP has a 20 percent ownership interest in Vermont Yankee and an investment of approximately $11 million at December 31, 1998.

    Operating Nuclear Units

                                                NEP's Share of
                              NEP's                Net Plant
                            Ownership               Assets
          Unit             Interest (%)       ($ in millions)
          ----             ------------       ---------------
     Vermont Yankee                        20                 34
     Millstone 3                           12                  9*
     Seabrook 1                            10                 15*

*See Note C of the 1998 NEES annual report for a discussion of an impairment writedown and establishment of an offsetting regulatory asset.


     Decommissioning Estimates

                              NEP's share of
                              ($ in millions)
                      --------------------------------
                         Estimated     Decommissioning
                      Decommissioning        Fund
                           Costs         Balances (1)   License
       Unit             (in 1998 $)       (12/31/98)   Expiration
       ----           ---------------  --------------- ----------

  Vermont Yankee                     $105              $38     2012
  Millstone 3                        $ 67              $21     2025
  Seabrook 1                         $ 50              $10     2026

  (1) Certain additional amounts are anticipated to be available through tax deductions.


    Nuclear Units Permanently Shut Down



                   NEP's Investment               Future Estimated
                 -------------------                 Date    Billings to NEP
    Unit           %  $(millions)   Retired          $(millions)
    ----          --- -----------                 ------------   ----------------
Yankee Atomic     30      6      February 1992      24
Connecticut Yankee       15      16                December 1996   75
Maine Yankee      20     16      August 1997       143

    For a discussion of NEP's investment in both operating and retired nuclear units, the Millstone 3 unit, nuclear decommissioning costs and nuclear insurance issues, see pages 33 to 36 of the 1998 NEES Annual Report. For information on legal proceedings related to Millstone 3 and Maine Yankee, see LEGAL
PROCEEDINGS, page 52.

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

    Prior to such time that the DOE takes delivery of a plant's spent nuclear fuel, it is stored on site in spent fuel pools. Millstone 3, Seabrook 1, and Vermont Yankee are in the process of reconfiguring their spent fuel pools to allow for additional storage capability. Upon successful completion of the reconfiguring, Millstone 3 will have sufficient spent fuel pool capacity to support plant operation through the expiration of its current Nuclear Regulatory Commission (NRC) license. Seabrook 1's licensed storage capacity will allow a full core discharge until 2011. Vermont Yankee will be able to maintain a full core discharge capability until 2004. Yankee Atomic, Connecticut Yankee and Maine Yankee all have adequate on-site storage capacity for all their spent fuel.

    Federal legislation enacted in 1987 directed the DOE to proceed with the studies necessary to develop and operate a permanent high-level waste disposal site at Yucca Mountain, Nevada. There is local opposition to development of this site. Although originally scheduled to open in 1998, the DOE currently estimates that the permanent disposal site is not expected to open before 2015. Currently there is legislation before Congress that would create an interim spent fuel storage site to be used until the Yucca Mountain permanent storage site becomes available. Although separate bills passed the Senate and House in 1997, legislation was not enacted. Similar legislation providing authorization for DOE to build the central storage facility has been introduced in the House of Representatives. A companion bill is expected to be introduced in the Senate.

    In July 1996, the U.S. Court of Appeals for the District of Columbia Circuit issued its decision in a lawsuit petitioning the Court to declare the 1998 contract date a binding legal obligation. The Court stated that the DOE is obligated "to start disposing Spent Nuclear Fuel no later than January 31, 1998." The Court's decision did not specify a plan for ensuring that the DOE meets its obligations, but rather noted that it was premature to determine the appropriate remedy since the DOE had not yet defaulted upon either its statutory or contractual obligation.

     In January 1997, numerous utilities and states filed lawsuits against the DOE in the U.S. Court of Appeals for the District of Columbia Circuit. The plaintiffs sought to suspend payments to the Nuclear Waste Fund until DOE begins taking spent fuel. The payment would instead be made to special escrow accounts.

    The petitioners in the lawsuits requested that the court review the above decision in which the same court ruled that the January
31, 1998 contract date was binding and order DOE to prepare a plan to begin taking spent fuel by that date.

    In November 1997, the U.S. Court of Appeals for the District of Columbia (the Appeals Court) held that the DOE was obligated to begin disposing of utilities' spent nuclear fuel by January 31, 1998. The DOE failed to meet this deadline, and is not expected to have a temporary or permanent repository for spent nuclear fuel for many years.

    In February and March 1998, Yankee Atomic and Connecticut Yankee, respectively, filed separate suits in the United States Court of Federal Claims against the DOE for monetary damages for breach of contract arising from the DOE's refusal to accept nuclear fuel from the plants. Vermont Yankee, Maine Yankee, Millstone 3 and Seabrook 1 have joined with others in separate legal actions against the DOE. In 1998, Maine Yankee petitioned the Appeals Court to compel the DOE to remove Maine Yankee's spent fuel from the site. The Appeals Court rejected the petitions of Maine Yankee and the other utilities and state regulatory commissions, stating that the issue of damages was a contractual matter. The operators of the units in which NEP has an obligation, including Maine Yankee, Connecticut Yankee, and Yankee Atomic, pursued damage claims against the DOE in the Federal Court of Claims (Claims Court). In October 1998, the Claims Court ruled that the DOE violated a commitment to remove spent fuel from Yankee Atomic. The Claims Court issued similar rulings in November 1998 related to cases brought by Connecticut Yankee and Maine Yankee. Further proceedings will be scheduled by the Claims Court to decide the amount of damages.

    In February 1999, the U.S. Energy Secretary announced a plan by which the DOE would become temporary owner of the spent nuclear fuel at each nuclear sites around the nation. The DOE would own the spent fuel until a permanent central storage site is found. The nuclear industry does not support this plan, as it would be seen as further delaying the shipment of spent fuel from existing sites.

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

    None of the states in which NEP holds an interest in a nuclear facility has met the statutory milestones toward developing disposal sites. Currently, two low-level waste disposal sites in the U.S. are accepting nonregional waste, Chem-Nuclear Systems, Inc.'s site in Barnwell, South Carolina and Envirocare of Utah, Inc's site in Clive, Utah. Following a closure in the early 1990s, the Barnwell facility reopened its services to most nonregional generators on July 1, 1995 and is authorized to remain open until July 1, 2005. In 1996, the South Carolina Supreme Court upheld the constitutionality of the legislative action that reopened Barnwell to nonregional generators. Envirocare began accepting Class A low-level waste in 1995. Class A waste is the least contaminated of the three categories defining low-level waste. The Barnwell
facility accepts all three categories of waste.   All the units in
which NEP has an interest are currently shipping low-level waste to these sites. Chem-Nuclear Systems, as operator of the Barnwell facility, is obligated to make certain payments to the State of South Carolina. Chem-Nuclear has indicated that projected revenues from its disposal activities at Barnwell are not likely to be sufficient to reimburse it for these payments, and is exploring alternatives to increase revenues from utilities disposing waste at Barnwell. NEP cannot predict what impact, if any, this situation will have on the continued availability of the Barnwell site. Recently, the State of South Carolina has begun contemplating the closure of the Barnwell site. Should the Barnwell facility become unavailable, the cost of decommissioning the Yankee Atomic, Connecticut Yankee, and Maine Yankee plants could increase.

    The States of Maine and Vermont have established a compact with Texas for the disposal of low-level waste at a yet to be determined location in Texas. The compact agreement has been approved in all three states, ratified by the U.S. Congress and signed into law by the President. NEP cannot predict when a disposal facility will be selected, licensed and become operational in Texas. The compact relieves Maine and Vermont from having to site an in-state disposal facility. Connecticut, Massachusetts, and New Hampshire are still required to pursue local or regional low-level waste disposal facilities. However, Massachusetts suspended its search for a local disposal facility in 1996.

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

Divestiture of Nonnuclear Generating Business

    On September 1, 1998, NEES' subsidiaries NEP and Narragansett completed the sale of substantially all of their nonnuclear generating business to USGen. For more information, see INDUSTRY
RESTRUCTURING, page 5.

Natural Gas Contracts

    Upon completion of the sale of the NEES companies' nonnuclear generating business to USGen, NEP's rights under its natural gas contracts were effectively transferred to USGen through an agency agreement, pursuant to which USGen receives the benefits of those contracts and pays the ongoing costs and charges incurred. NEP and USGen have agreed to use reasonable efforts to have NEP's rights and obligations under those contracts permanently assigned to USGen. (For information on the sale of NEP's nonnuclear generating assets, see INDUSTRY RESTRUCTURING, page 5.)

Oil and Gas Operations

    In February 1998, after a competitive bidding process, NEEI sold all of its remaining oil and gas properties held as of December 31, 1997 to Samedan Oil Corporation for $50 million. The loss on such disposition, approximately $120 million, before tax, has been charged to NEP. The settlements provide for the recovery of the NEEI loss as part of NEP's stranded costs. See INDUSTRY RESTRUCTURING, page 5.

Purchased Power Transfer Agreement

    As part of the sale of NEP's nonnuclear generating business to USGen on September 1, 1998, NEP signed a purchased power transfer agreement through which USGen purchased NEP's entitlement to approximately 1,100 MW of power procured under long-term contracts. For more information, see INDUSTRY RESTRUCTURING, page 5.


               REGULATORY AND ENVIRONMENTAL MATTERS

Regulation

    Numerous activities of NEES and its subsidiaries are subject to regulation by various federal agencies. Under the 1935 Act, many transactions of NEES and its subsidiaries are subject to the jurisdiction of the SEC. With the intensifying competitive pressures within the electric utility industry, there has been increasing debate about modifying or repealing the 1935 Act.
Under the Federal Power Act, certain electric subsidiaries of NEES are subject to the jurisdiction of the FERC with respect to rates and accounting. In addition, the NRC has broad jurisdiction over nuclear units and federal environmental agencies have broad jurisdiction over environmental matters. The electric utility subsidiaries of NEES are also subject to the jurisdiction of regulatory bodies of the states and municipalities in which they operate.

    For more information, see INDUSTRY RESTRUCTURING, page 5;
Mass. Electric, Narragansett, Granite State, and NEP Rates, pages
23 through 28; Nuclear Units, page 36; and Environmental
Requirements, page 43.

Environmental Requirements

    Existing Operations

    The NEES subsidiaries are subject to federal, state, and local environmental regulation of, among other things, wetlands and flood plains; air and water quality; storage, transportation, and disposal of hazardous wastes and substances; underground storage tanks; and land-use. Upon completion of the sale of substantially all of NEES' nonnuclear generating business to USGen, USGen assumed responsibility for environmental conditions at the Sellers' nonnuclear generating stations (see INDUSTRY RESTRUCTURING, page
5).

    Siting and Construction Activities for
    New Transmission Facilities

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

    Environmental Expenditures

    Total System capital expenditures for environmental protection facilities have been substantial. However, due to the divestiture of its nonnuclear generating business, the System estimates that capital expenditures for environmental protection facilities in 1999 and 2000 will not be material to the System. System capital expenditures for such facilities amounted to approximately
$9 million in 1996, $7 million in 1997, and $2 million in 1998, including expenditures by NEP of approximately $3 million, $5 million, and $.3 million, respectively, for those years.

    Hazardous Substances

    The electric utility industry typically utilizes and/or generates in its operations a range of potentially hazardous products and by-products. For more information regarding sites for which NEES and/or its subsidiaries have been named as potentially responsible parties, other sites, a settlement agreement covering rate recovery of certain remediation costs, and reserves, see pages 16 and 32 of the NEES 1998 Annual Report, Note E of the Notes to the Financial Statements of the NEP 1998 Annual Report, and Financial Review and Note D of the Notes to the Financial Statements of both the Mass. Electric 1998 Annual Report and the Narragansett 1998 Annual Report.

    Nuclear

    The NRC, along with other federal and state agencies, has extensive regulations pertaining to environmental aspects of nuclear reactors. Safety aspects of nuclear reactors, including design controls and inspection programs to mitigate any possibility of nuclear accidents and to reduce any damages therefrom, are also subject to NRC regulation. See Nuclear Units, page 36.

    Water

    The Federal Clean Water Act prohibits the discharge of any pollutant, except in compliance with a discharge permit issued by the states or the EPA for a term of no more than five years. NEET has received the required surface water discharge permits for all of its current operations. NEES subsidiaries Narragansett, Mass. Electric and Nantucket have received sewer discharge permits where necessary.


                    CONSTRUCTION AND FINANCING

    Estimated construction expenditures (including nuclear fuel) for the System's electric utility companies are shown below for 1999 through 2001.

    The System conducts a continuing review of its construction and financing programs. These programs and the estimates shown below are subject to revision based upon changes in assumptions as to System load growth, rates of inflation, receipt of adequate and timely rate relief, the availability and timing of regulatory approvals, new environmental and legal or regulatory requirements, total costs of major projects, technological changes, and the availability and costs of external sources of capital.

                                Estimated Construction Expenditures
                                -----------------------------------
                                  1999   2000    2001    Total
                                  ----   ----    ----    -----
                                    ($ in Millions - excluding AFDC)

NEP
---

Generation (1)(2)
  Nuclear                                    10             10            10             30
Transmission                                 55             35            35            125
                                           ----           ----          ----           ----
  Total NEP                                  65             45            45            155
                                           ----           ----          ----           ----

Mass. Electric
--------------

Distribution                                 75             75            75            225
                                           ----           ----          ----           ----

Narragansett
------------

Transmission                                  2              2             2              6
Distribution                                 23             23            23             69
                                           ----           ----          ----           ----
  Total Narragansett                         25             25            25             75
                                           ----           ----          ----           ----

Granite State
-------------

Distribution                                  4              3             3             10
                                           ----           ----          ----           ----

Nantucket
---------

Distribution                                  2              1             1              4
                                           ----           ----          ----           ----

Combined Total
--------------

Generation (1)(2)                            10             10            10             30
Transmission                                 57             37            37            131
Distribution                                104            102           102            308
                                           ----           ----          ----           ----
  Grand Total                               171            149           149            469
                                           ----           ----          ----           ----

(1)                                  Includes nuclear fuel.
(2)                                  For more information, see INDUSTRY RESTRUCTURING, page 5.

Financing

    All of NEP's and the Electricity Delivery Companies' construction expenditures during the period beginning in 1999 to 2001 are expected to be financed by internally generated funds.

    The general practice of the operating subsidiaries of NEES has been to finance construction expenditures in excess of internally generated funds initially by issuing unsecured short-term debt. This short-term debt is subsequently reduced through sales by such subsidiaries of long-term debt securities and through capital contributions from NEES to the subsidiaries. NEES, in turn, generally has financed capital contributions to the operating subsidiaries through retained earnings and the sale of additional NEES shares. Since April 1991, NEES has been meeting all of the requirements of its dividend reinvestment and common share purchase plan and employee share plans through open market purchases.

    NEES purchased approximately 5.7 million common shares in 1998 under a repurchase program authorized by the NEES Board of Directors in 1997 and 1998. It is unlikely that NEES will repurchase additional shares in 1999.

    The ability of NEP and the Electricity Delivery Companies to issue short-term debt is limited by the need to obtain regulatory approval from the SEC under the 1935 Act (and in the case of NEP and Granite State to also obtain approval from the New Hampshire Public Utilities Commission). The following table summarizes the short-term debt amounts for which regulatory approval has been granted at December 31, 1998, and the amount of outstanding short-term debt and lines of credit and standby bond facilities at such date.

                                ($ millions)
                                             Lines of Credit/
                    Regulatory                 Standby Bond
                      Limit     Outstanding     Facilities
                    ----------  -----------  ----------------
   NEP                           375           0             455
   Mass. Electric                150          81              55
   Narragansett                  100          27              41
   Granite State                  10           0               7
   Nantucket                       5           3               3

    NEES and certain subsidiaries, with regulatory approval, operate a money pool to more effectively utilize cash resources and to reduce outside short-term borrowings. Short-term borrowing needs are met first by available funds of the money pool participants. Borrowing companies pay interest at a rate designed to approximate the cost of outside short-term borrowings.
Companies which invest in the pool share the interest earned on a basis proportionate to their average monthly investment in the money pool. Funds may be withdrawn from or repaid to the pool at any time without prior notice. At December 31, 1998, NEP, Mass. Electric, Narragansett, and Granite State each had money pool borrowings of approximately $0 million, $81 million, $27 million, and $0 million, respectively.

    In order to issue additional long-term debt, the Electricity Delivery Companies, excluding Nantucket, must comply with earnings coverage requirements contained in their respective mortgages and note agreements. The most restrictive of these provisions in each instance generally requires that for the issuance of additional mortgage bonds by Mass. Electric and Narragansett, for purposes other than the refunding of certain outstanding mortgage bonds, a minimum earnings coverage (before income tax) of twice the pro forma annual interest charges on mortgage bonds for a period of twelve consecutive calendar months within the fifteen calendar months immediately preceding the proposed new issue.

    The respective long-term debt coverages of the Electricity
Delivery Companies, excluding Nantucket, under their respective mortgage indentures and note agreements, are stated in the following table for the past three years:

                                            Coverage
                                     -----------------------
                                     1998     1997     1996
                                     ----     ----     ----
Mass. Electric
--------------
 First Mortgage Bonds                4.24     5.09     3.25

Narragansett
------------
 First Mortgage Bonds                4.64     3.98     3.22

Granite State
-------------
 Notes                               4.17     3.39     2.82


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

   Alfred D. Houston - Age: 58 - Elected Chairman in 1998 - Executive Vice President from 1994 to 1998 - Senior Vice President from 1987 to 1994 - Chief Financial Officer from 1984 to 1998 - Elected Chairman of NEP in 1998 - Vice President of NEP from 1987 to 1994 - Vice President of Narragansett from 1976 to 1998 - Treasurer of Narragansett from 1977 to 1998.

   Richard P. Sergel - Age: 49 - Elected President and Chief
   Executive Officer in 1998 - Senior Vice President from 1996 to
   1998 - Vice President from 1992 to 1995 - Chairman of Mass.
   Electric and Narragansett from 1993 to 1997.

   Michael E. Jesanis - Age: 42 - Elected Senior Vice President and Chief Financial Officer in 1998 - Vice President from 1997 to 1998 - Treasurer from 1992 to 1998 - Elected Vice President of Mass. Electric and NEP in 1998 - Treasurer of Mass. Electric and NEP from 1992 to 1998.

   Cheryl A. LaFleur - Age: 44 - Elected Senior Vice President in 1998 - Vice President from 1995 to 1998 - Secretary and General Counsel since 1995 - Vice President of Mass. Electric from 1993 to 1995 - Vice President of the Service Company during 1992-1993 and since 1995 - Vice President of NEP since 1995.

   John G. Cochrane - Age: 40 - Elected Vice President in 1999 - Elected Treasurer in 1998 - Treasurer of Mass. Electric, NEP, and the Service Company since 1998 - Vice President of the Service Company and Treasurer of Narragansett since 1993.

   David C. Kennedy - Age: 50 - Elected Vice President in 1998 -
   Vice President of the Service Company since 1985.

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

   Alfred D. Houston* - Elected Chairman in 1998.

   Peter G. Flynn - Age: 45 - Elected President in 1999 - Vice President and Director of Rates for the Service Company from 1996 to 1999 - Assistant General Counsel for the Service Company during 1996 - Senior Counsel for the Service Company from 1992 to 1996.

   Michael E. Jesanis* - Elected Vice President in 1998 -
   Treasurer from 1992 to 1998.

   Cheryl A. LaFleur* - Vice President since 1995.

   John F. Malley - Age: 50 - Vice President since 1992.

   James S. Robinson - Age: 45 - Elected Vice President in 1998 -
   Director of Nuclear Investments from 1997 to 1998 - Manager,
   Wholesale Business Administration from 1993 to 1997.

   Masheed H. Rosenqvist - Age: 44 - Elected Vice President in 1998 - Manager, Transmission Tariffs and Contracts for NEP or Service Company since 1997 - Consulting Engineer for the Service Company from 1995 to 1997. Principal Engineer for the Service Company from 1993 to 1995.

   John G. Cochrane* - Elected Treasurer in 1998.

   Howard W. McDowell - Age: 55 - Elected Assistant Treasurer in
   1998 - Controller since 1987 - Controller of Mass. Electric and Narragansett since 1987 - Treasurer of Granite State since
   1984.

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

   Robert L. McCabe - Age: 57 - Chairman since 1997 - President of Narragansett from 1986 to 1997.

   Lawrence J. Reilly - Age: 43 - President since 1996 - Vice
   President for the Service Company from 1993 to 1996 - Director of Rates for the Service Company from 1990 to 1996.

   Lydia M. Pastuszek - Age: 45 - Senior Vice President since 1997
   - Vice President from 1993 to 1997 - Vice President of NEP from 1990 to 1993 - President of Granite State from 1990 to 1996.

   Christopher E. Root - Age: 40 - Senior Vice President since 1997 - Vice President from 1995 to 1997 - Director, Retail Distribution Services for the Service Company from 1993 to 1995
   - Chief of Division Engineering for the Service Company from
   1992 to 1993.

   Nancy H. Sala - Age: 47 - Elected Senior Vice President in 1998
   - Vice President from 1992 to 1998.

   William J. Flaherty - Age: 41 - Vice President since 1997 -
   Account Manager from 1993 to 1997.

   Andrea Foley-Stapleford - Age: 53 - Vice President since 1997 - Director of Human Resources for the Service Company from 1996 to 1997 - Director of Labor Relations for the Service Company from 1993 to 1996 - Division Personnel Manager from 1990 to 1993.

   Richard W. Frost - Age: 59 - Vice President since 1997 - Vice
   President of Narragansett since 1993.

   Rita A. Moran - Age: 35 - Elected Vice President in 1998 -
   Account Manager from 1993 to 1998.

   Joseph P. Newman - Age: 43 - Elected Vice President in 1998 -
   Director of Government Affairs for the Service Company from
   1996 to 1998.

   Kwong O. Nuey, Jr. - Age: 50 - Vice President since 1997 -
   Director of Retail Information Services for the Service Company from 1993 to 1997.

   Timothy R. Roughan - Age: 38 - Elected Vice President in 1998 - Account Manager for the Service Company from 1995 to 1998 -
   Account Manager from 1993 to 1995.

   William T. Sherry - Age: 38 - Elected Vice President in 1998 -
   Account Manager for Granite State Electric Company from 1995 to 1998 - Account Manager from 1993 to 1995.

   John G. Upham II - Age: 41 - Vice President since 1997 -
   Municipal Account Manager from 1993 to 1997.

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

   Robert L. McCabe* - Chairman since 1997 - President from 1986 to 1997.

   Lawrence J. Reilly* - President since 1997.

   Lydia M. Pastuszek* - Senior Vice President since 1997.

   Christopher E. Root* - Senior Vice President since 1997.

   Richard W. Frost* - Vice President since 1993 - District
   Manager - Southern District from 1990 to 1993.

   Michael E. Jesanis** - Elected Vice President in 1998.

   Richard Nadeau - Age: 63 - Vice President since 1994 - Director of Customer Service since 1993 - Assistant to the President from 1990 to 1993.

   Michael F. Ryan - Age: 47 - Vice President since 1994 -  Rhode
   Island Director for U.S. Senator John H. Chafee from 1986 to
   1994.

   Peter T. Zschokke - Age: 41 - Elected Vice President in 1998 -
   Manager of Retail Rates for the Service Company from 1992 to
   1998.

   John G. Cochrane** - Elected Treasurer in 1998.

   Howard W. McDowell - Controller since 1987 - Reference is made to the material supplied under the caption EXECUTIVE OFFICERS
   - NEP for other information regarding Mr. McDowell.

*Please refer to the material supplied under the caption EXECUTIVE OFFICERS - Mass. Electric for other information regarding these officers.

**Please refer to the material supplied under the caption EXECUTIVE OFFICERS - NEES for other information regarding these officers.

ITEM 2.  PROPERTIES

   See ITEM 1. Business - Transmission, Distribution, and Nuclear Generation Properties, page 32.


ITEM 3.  LEGAL PROCEEDINGS

   See Item 1.  BUSINESS - Nuclear Units, page 36.

   In August 1997, NEP sued Northeast Utilities (NU) in Massachusetts Superior Court for damages resulting from the tortious conduct of NU that caused the shutdown of Millstone 3. NEP's damages include the costs of replacement power during the outage, costs necessary to return Millstone 3 to safe operation, and other additional costs. Most of NEP's incremental replacement power costs have been recovered from customers, either through fuel adjustment clauses or through provisions in the Settlement Agreements. NEP also seeks punitive damages. NEP also sent a demand for arbitration to Connecticut Light & Power Company and Western Massachusetts Electric Company, both subsidiaries of NU, seeking damages resulting from their breach of obligations under an agreement with NEP and others regarding the operation and ownership of Millstone 3. The arbitration is scheduled for October 1999. In July 1998, the court denied NU's motion to dismiss and its motion to stay pending arbitration. NEP subsequently amended its complaint by, among other things, adding NU's Trustees as defendants. In December 1998, NU moved for summary judgment.
NEP's suit has been consolidated with suits filed by other joint owners. The court is in the process of scheduling a trial date. Some or all of the damages awarded from the lawsuit would be refunded to customers.

   NEP and several other shareholders (Sponsors) of Maine Yankee are parties to 27 contracts (Secondary Purchase Agreements) under which they sold portions of their entitlements to Maine Yankee power output through 2002 to various entities, primarily municipal and cooperative systems in New England (Secondary Purchasers). Virtually all of the Secondary Purchasers have ceased making payments under the Secondary Purchase Agreements, claiming that such agreements excuse further payments upon plant shutdown. In February 1999, a settlement agreement which fully resolves the dispute between the Sponsors and Secondary Purchasers was filed with the FERC, under which the Secondary Purchasers would be required to make certain payments to Maine Yankee, and in turn to NEP, related to both past and future obligations under the Secondary Purchase Agreements. This settlement agreement requires FERC approval. Shutdown costs are recoverable from customers under the Settlement Agreements.

   In September 1998, the United States District Court (District Court) for the District of Massachusetts dismissed the lawsuit filed in April 1997 by the Town of Norwood, Massachusetts against NEES and NEP. NEP had been a wholesale power supplier for Norwood pursuant to rates approved by the FERC. In the lawsuit, Norwood had alleged that NEP's divestiture of its power generating assets would violate the terms of a 1983 power contract. Norwood also alleged that the divestiture and recovery of stranded investment costs contravened federal antitrust laws. The District Court judge granted NEES' and NEP's motion for dismissal on the grounds that the contract did not require NEP to retain its generating units, that the FERC-approved filed rates govern these matters, and that Norwood had adequate opportunity at the FERC to litigate these matters. Norwood filed a motion to alter or amend the order of dismissal, which was denied. In December 1998, Norwood filed a second motion to amend judgment and also filed an appeal with the First Circuit Court of Appeals (First Circuit). In March 1999, the District Court denied Norwood's second motion to amend judgment.

   In March 1998, Norwood gave notice of its intent to terminate its contract with NEP, without accepting responsibility for its share of NEP's stranded costs, and began taking power from another supplier commencing in April 1998. In May 1998, the FERC ruled that NEP could assess a CTC to any of NEP's unaffiliated customers that choose to terminate their wholesale power contracts early. Norwood claimed that the CTC approved by the FERC did not apply to Norwood; however, in denying Norwood's motion for rehearing, the FERC ruled that the charge did apply to Norwood. Norwood has appealed this decision to the First Circuit. NEP's billings to Norwood for this charge through December 1998 have been approximately $6 million, which remain unpaid. NEP filed a collection action with the Massachusetts Superior Court in December 1998 to recover these amount. Norwood filed a motion to dismiss or stay in January 1999.

   Norwood also appealed the FERC's orders approving the divestiture and the Massachusetts and Rhode Island industry restructuring settlement agreements (including modification of NEP's contracts with Mass. Electric and Narragansett) to the First Circuit, despite the FERC's finding that those settlement agreements do not apply to Norwood.

   The First Circuit has consolidated all three of Norwood's appeals from the FERC's orders with two other appeals filed by the Northeast Center for Social Issue Studies, which challenge the
FERC's approval of NEP's sale of its hydroelectric facilities. The case is to be fully briefed by May 1999.

   In 1996, various New England utilities which are members of the New England Power Pool, including NEP, submitted a dispute to arbitration regarding their Firm Energy Purchased Power Contract with Hydro-Quebec. The dispute concerned the components of a pricing formula and additional costs under the contract. In March 1999, the New England utilities and Hydro-Quebec signed a settlement agreement. Under the settlement agreement, NEP will receive approximately $7.5 million, a portion of which NEP had previously paid into escrow. In addition, NEP will receive a payment of approximately $90,000 as NEP's share of a compromise of a metering dispute. In exchange, NEP will make a payment to Hydro-Quebec of $258,000. The refunded amounts will be returned to customers.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of Security holders during the last quarter of 1998.


                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SECURITY HOLDER MATTERS

    NEES information in response to the disclosure requirements specified by this ITEM 5. appears under the captions in the 1998
NEES Annual Report indicated below:

       Required Information        Annual Report Caption
       --------------------        ---------------------

       (a) Market Information      Shareholder Information

       (b) Holders                 Shareholder Information

       (c) Dividends               Financial Results

    The information referred to above is incorporated by reference in this ITEM 5.

    The approximate number of beneficial holders of NEES common shares at March 1, 1999 was 87,552.

    NEP, Mass. Electric, and Narragansett - The information required by this item is not applicable as the common stock of all these companies is held solely by NEES. Information pertaining to payment of dividends and restrictions on payment of dividends is incorporated herein by reference to each company's 1998 Annual Report.


ITEM 6.  SELECTED FINANCIAL DATA

    The information required by this item is incorporated herein by reference to page 20 of the NEES 1998 Annual Report.

                               NEP
                               ---

    The information required by this item is incorporated herein by reference to Selected Financial Information, Note L of the NEP
1998 Annual Report.

                          Mass. Electric
                          --------------

    The information required by this item is incorporated herein by reference to Selected Financial Information, Note K of the Mass. Electric 1998 Annual Report.

                           Narragansett
                           ------------

    The information required by this item is incorporated herein by reference to Selected Financial Information, Note L of the Narragansett 1998 Annual Report.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

                               NEES
                               ----

    The information required by this item is incorporated herein by reference to pages 10 through 19 of the NEES 1998 Annual Report.

                               NEP
                               ---

    The information required by this item is incorporated herein by reference to the Financial Review section of the NEP 1998 Annual Report.

                          Mass. Electric
                          --------------

    The information required by this item is incorporated herein by reference to the Financial Review section of the Mass. Electric 1998 Annual Report.

                           Narragansett
                           ------------

    The information required by this item is incorporated herein by reference to the Financial Review section of the Narragansett
1998 Annual Report.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

                               NEES
                               ----

    The information required by this item is incorporated herein by reference to the Risk Management section of the NEES 1998 Annual Report on page 18.

                               NEP
                               ---
    The information required by this item is incorporated herein by reference to the Risk Management section of the NEP 1998 Annual Report.

                          Mass. Electric
                          --------------

    The information required by this item is incorporated herein by reference to the Risk Management section of the MEC 1998 Annual Report.

                           Narragansett
                           ------------

    The information required by this item is incorporated herein by reference to the Risk Management section of the NEC 1998 Annual Report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               NEES
                               ----

    The information required by this item is incorporated herein by reference to pages 20 through 44 of the NEES 1998 Annual Report.

                               NEP
                               ---

    The information required by this item is incorporated herein by reference to the financial statements and Notes to Financial
Statements in the NEP 1998 Annual Report.

                          Mass. Electric
                          --------------

    The information required by this item is incorporated herein by reference to the financial statements and Notes to Financial
Statements in the Mass. Electric 1998 Annual Report.

                           Narragansett
                           ------------

    The information required by this item is incorporated herein by reference to the financial statements and Notes to Financial
Statements in the Narragansett 1998 Annual Report.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

    NEES, NEP, Mass. Electric, and Narragansett - None.

                             PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                               NEES
                               ----

    The information required by this item is incorporated herein by reference to the material under the caption ELECTION OF DIRECTORS in the definitive proxy statement of NEES, dated
March 26, 1999, for the 1999 Annual Meeting of Shareholders, provided that the information under the headings "Report of the Compensation Committee on Executive Compensation" and "Corporate Performance" are not so incorporated. Reference is also made to the information under the caption EXECUTIVE OFFICERS - NEES in Part I of this report.

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

    Peter G. Flynn* - Elected Director in 1999.

    Alfred D. Houston* - Director since 1984. Directorships of NEES System companies: Granite State Energy, Inc., NEES Communications, Inc., NEES Energy, Inc., NEES Global, Inc., New England Electric System, New England Electric Transmission Corporation, New England Energy Incorporated, New England Hydro Finance Company, Inc., New England Hydro-Transmission Corporation, New England Hydro-Transmission Electric Company, Inc., New England Power Service Company, and New England Water Heater Co., Inc.

    Cheryl A. LaFleur* - Director since 1995. Directorships of NEES System companies: Granite State Electric Company, Granite State Energy, Inc., Massachusetts Electric Company, Nantucket Electric Company, The Narragansett Electric Company, NEES Communications, Inc., NEES Energy, Inc., NEES Global, Inc., New England Electric Transmission Corporation, New England Energy Incorporated, New England Hydro Finance Company, Inc., New England Hydro-Transmission Corporation, New England Hydro-Transmission Electric Company, Inc., New England Power Service Company, and New England Water Heater Co., Inc.

    Richard P. Sergel* - Elected a Director in 1998. Directorships of NEES System companies: Granite State Electric Company, Massachusetts Electric Company, Nantucket Electric Company, The Narragansett Electric Company, NEES Communications, Inc., NEES

    Energy, Inc., NEES Global, Inc., New England Electric System, New England Energy Incorporated, New England Electric Transmission Corporation, New England Hydro Finance Company, Inc., New England Hydro-Transmission Corporation, New England Hydro-Transmission Electric Company, Inc., New England Power Service Company, and New England Water Heater Co., Inc.

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

    Cheryl A. LaFleur* - Director since 1997.

    Robert L. McCabe* - Director since 1997. Directorships of NEES System affiliates: Granite State Electric Company, Nantucket
    Electric Company, and The Narragansett Electric Company. Other directorship: Citizens Savings Bank.

    Lydia M. Pastuszek* - Director since 1997.  Directorships of
    NEES System affiliates: Granite State Electric Company and
    Nantucket Electric Company.

    Lawrence J. Reilly* - Director since 1996 - Directorships of
    NEES System affiliates: Granite State Electric Company,
    Nantucket Electric Company, and The Narragansett Electric
    Company.

    Christopher E. Root* - Director since 1997.  Directorships of
    NEES System affiliates: Granite State Electric Company and
    Nantucket Electric Company.

    Nancy H. Sala* - Elected Director in 1998.  Directorships of
    NEES System affiliates: Nantucket Electric Company.

    Richard P. Sergel* - Director since 1993.

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

    Robert L. McCabe* - Director since 1986.

    Lawrence J. Reilly* - Director since 1997.

    Michael F. Ryan* - Director since 1997.

    Richard P. Sergel* - Director since 1993.

    Ronald L. Thomas - Age: 62 - Director since 1997 - Manager of
    Labor Relations since 1997 - Human Resources Manager from 1979 to 1997.

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

    Based solely on NEP's, Mass. Electric's, and Narragansett's review of the copies of such forms received by them, or written representations from certain reporting persons that such forms were not required for those persons, NEP, Mass. Electric, and Narragansett believe that, during 1998, all filing requirements applicable to its officers, directors, and 10 percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

                               NEES
                               ----

    The information required by this item is incorporated herein by reference to the material under the captions BOARD STRUCTURE AND COMPENSATION, EXECUTIVE COMPENSATION, PAYMENTS UPON A CHANGE OF CONTROL OR TERMINATION OF EMPLOYMENT, PLAN SUMMARIES, LONG TERM INCENTIVE PLAN - AWARDS IN LAST FISCAL YEAR, and RETIREMENT PLANS in the definitive proxy statement of NEES, dated March 26, 1999, for the 1999 Annual Meeting of Shareholders, provided that the information under the headings "Report of the Compensation Committee on Executive Compensation" and "Corporate Performance" are not so incorporated.

              NEP, Mass. Electric, and Narragansett
              -------------------------------------

EXECUTIVE COMPENSATION

    The following tables give information with respect to all compensation (whether paid directly by NEP, Mass. Electric, or Narragansett or billed to it as hourly charges) for services in all capacities for NEP, Mass. Electric, or Narragansett for the years 1996 through 1998 to or for the benefit of the Chief Executive Officer and the four other most highly compensated executive officers for each company.

                                   NEP

                       SUMMARY COMPENSATION TABLE

                                                Long-Term
                   Annual Compensation (b)     Compensation
                  --------------------------              -------------------
                                   Other    Restricted
Name and                           Annual   & Deferred            All Other
Principal                         Compensa-   Share    LTIP  Compensa-
Position    Year  Salary   Bonus    tion      Awards  Payouts       tion
  (a)              ($)     ($)(c)  ($)(d)     ($)(e)    ($)   ($)(f)
----------  ----  -------  ------ --------- ----------       -------   ---------
Lawrence E. 1998  164,340         85,287  14,155    35,369  14,469  408,571    (h)
Bailey      1997  156,516        188,214   3,316         0       0      600
Former      1996  151,956        101,667     116         0       0    3,776
President (g)

Alfred D.   1998  49,236          32,804   1,137    18,677  17,545      288
Houston
Chairman

Peter G.    1998  57,838          29,383   1,151    12,176   6,864       75
Flynn
President (i)

John F.     1998  144,492         71,636   7,292    29,328  31,472      183
Malley      1997  140,280         96,072   2,922         0       0      375
Vice        1996  133,394        104,885     116         0       0    3,141
President

Masheed H.  1998  113,697         44,654   2,285    17,618       0      366
Rosenqvist
Vice
President

(a) Certain officers of NEP are also officers of NEES and various other System companies.

(b)     Includes deferred compensation in category and year earned.

(c) The bonus figure represents: cash bonuses under an incentive compensation plan, the all-employee goals program, the variable match of the incentive thrift plan, including related deferred compensation plan matches, special cash bonuses, and unrestricted shares under the incentive share plan. In 1996 and 1997, the bonus amounts were all cash or contributions to the incentive thrift plan, including related deferred compensation plan matches. See descriptions under Plan Summaries.

(d) Includes amounts reimbursed by NEP for the payment of taxes on certain noncash benefits and NEP contributions to the incentive thrift plan that are not bonus contributions including related deferred compensation plan match. See description under Plan Summaries.

(e) The incentive share awards for the named executives who are also NEES executives (1996 - 1998) and the other named executives (in 1998 only) were in the form of restricted shares (with a five-year restriction) or deferred share equivalents, deferred for receipt for at least five years, at the executive's option. As cash dividends are declared, the number of deferred share equivalents will be increased as if the dividends were reinvested in shares. The shares awarded for the other named executives in 1996 and 1997 were not restricted and the value of the awards is included in the bonus column.

        As of December 31, 1998, the following executive officers held the amount of restricted and deferred shares with the value indicated: Mr. Bailey 4,031 shares, $193,991 value; Mr. Houston 13,216 shares, $636,020 value; Mr. Flynn 2,838 shares, $136,578 value; and Mr. Malley 3,901 shares, $187,735 value. The value was calculated by multiplying the closing market price on December 31, 1998 by the number of shares.

(f) Includes NEP contributions to life insurance. See description under Plan Summaries. The life insurance contribution is calculated based on the value of term life insurance for the named individuals. The premium costs for most of these policies have been or will be recovered by NEP. Prior to 1997, this column also included NEP contributions to the incentive thrift plan that are not bonus contributions. These figures are now included in the Other Annual Compensation column.

(g)     Mr. Bailey retired effective December 31, 1998.

(h) Under the terms of the severance plan described on page 69, Mr. Bailey received a lump sum payment of $408,131 upon his retirement on December 31, 1998.

(i)     Mr. Flynn was elected President effective January 1, 1999.

                             MASS. ELECTRIC

                       SUMMARY COMPENSATION TABLE

                                                Long-Term
                   Annual Compensation (b)     Compensation
                  --------------------------              -------------------
                                   Other    Restricted
Name and                           Annual   & Deferred            All Other
Principal                         Compensa-   Share    LTIP  Compensa-
Position    Year  Salary   Bonus    tion      Awards  Payouts       tion
  (a)              ($)     ($)(c)  ($)(d)     ($)(e)    ($)   ($)(f)
----------  ----  -------  ------ --------- ----------       -------   ---------
Lawrence J. 1998  113,414         59,341   5,413    24,421  19,632      215
Reilly      1997  160,515        168,637   6,910         0       0      448
President   1996  96,163          70,177   2,467    46,082       0    2,250

Robert L.   1998  140,682         59,448   6,753    24,226  31,075      830
McCabe
Chairman

Nancy H.    1998  128,592         53,247   1,392    21,763  15,975      195
Sala        1997  124,344         60,661   2,603         0       0      283
Senior Vice 1996  118,251         65,493     116         0       0    2,730
President

Lydia M.    1998  104,345         51,761   2,228    21,134  22,531      140
Pastuszek   1997  125,481         81,944   2,544         0       0      241
Senior Vice 1996  86,068          52,017      69    22,115       0    1,893
President

Kwong O.    1998  96,311          37,716   2,115    15,135  11,542      186
Nuey
Vice
President

(a) Certain officers of Mass. Electric are also officers of NEES and various other System companies.

(b)  Includes deferred compensation in category and year earned.

(c) The bonus figure represents: cash bonuses under an incentive compensation plan, the all-employee goals program, the variable match of the incentive thrift plan, and unrestricted shares under the incentive share plan or special share bonuses. In 1996 and 1997, the bonus amounts were all cash or contributions to the incentive thrift plan, including related deferred compensation plan matches. See descriptions under Plan Summaries.

(d) Includes amounts reimbursed by Mass. Electric for the payment of taxes on certain noncash benefits and Mass. Electric contributions to the incentive thrift plan that are not bonus contributions including related deferred compensation plan match. See description under Plan Summaries.

(e) In 1998, the incentive share awards for the named executives were in the form of restricted shares (with a five-year restriction) or deferred share equivalents, deferred for receipt for at least five years, at the executive's option.

     As cash dividends are declared, the number of deferred share equivalents will be increased as if the dividends were reinvested in shares. In 1996, certain named officers also received special share awards in the form of deferred share equivalents. The shares awarded for the named officers in 1996 and 1997 were not restricted and the value of the awards is included in the bonus column.

     As of December 31, 1998, the following executive officers held the amount of restricted and deferred shares with the value indicated: Mr. Reilly 6,064 shares, $291,830 value; Mr. McCabe 6,979 shares, $335,864 value; Ms. Sala 2,058 shares, $99,041 value; Ms. Pastuszek 3,117 shares, $150,005 value; and Mr. Nuey 2,033 shares, $97,838 value. The value was calculated by multiplying the closing market price on December 31, 1998 by the number of shares.

(f) Includes Mass. Electric contributions to life insurance. See description under Plan Summaries. The life insurance contribution is calculated based on the value of term life insurance for the named individuals. The premium costs for most of these policies have been or will be recovered by Mass. Electric. Prior to 1997, this column also included Mass. Electric contributions to the incentive thrift plan that are not bonus contributions. These figures are now included in the Other Annual Compensation column.

                              NARRAGANSETT

                       SUMMARY COMPENSATION TABLE

                                                Long-Term
                   Annual Compensation (b)     Compensation
                  --------------------------              -------------------
                                   Other    Restricted
Name and                           Annual   & Deferred            All Other
Principal                         Compensa-   Share    LTIP  Compensa-
Position    Year  Salary   Bonus    tion      Awards  Payouts       tion
  (a)              ($)     ($)(c)  ($)(d)     ($)(e)    ($)   ($)(f)
----------  ----  -------  ------ --------- ----------       -------   ---------
Lawrence J. 1998   52,729         27,589   2,517    11,354   9,127       99
Reilly      1997      679            452      29         0       0        1
President   1996   16,329         11,916     419     7,825       0      382

Robert L.   1998  40,283          17,022   1,933     6,937   8,898      237
McCabe      1997  179,460        148,868   9,881         0       0    1,528
Chairman    1996  127,388         88,905   4,819    50,308       0    3,424

Richard W.  1998  119,544         41,969   2,746    16,320  15,346      438
Frost             1997           113,856  52,347     2,396       0        0        596
Vice        1996  108,432         57,680     119         0       0    2,888
President

Michael F.  1998  112,368         42,237   2,393    16,856       0      108
Ryan        1997  103,983         52,060   2,197         0       0      220
Vice        1996   64,555         18,397      77         0       0    1,473
President

Richard     1998  102,912         18,655   2,681     4,433       0      160
Nadeau
Vice
President

(a) Certain officers of Narragansett are also officers of NEES and various other System companies.

(b)  Includes deferred compensation in category and year earned.

(c) The bonus figure represents: cash bonuses under an incentive compensation plan, the all-employee goals program, the variable match of the incentive thrift plan, and unrestricted shares under the incentive share plan or special share bonuses. In 1996 and 1997, the bonus amounts were all cash or contributions to the incentive thrift plan, including related deferred compensation plan matches. See descriptions under Plan Summaries.

(d) Includes amounts reimbursed by Narragansett for the payment of taxes on certain noncash benefits and Narragansett contributions to the incentive thrift plan that are not bonus contributions including related deferred compensation plan match. See description under Plan Summaries.

(e) In 1998, the incentive share awards for the named executives were in the form of restricted shares (with a five-year restriction) or deferred share equivalents, deferred for receipt for at least five years, at the executive's option.

     As cash dividends are declared, the number of deferred share equivalents will be increased as if the dividends were reinvested in shares. The shares awarded in 1996 and 1997 were not restricted and the value of the awards is included in the bonus column.

     As of December 31, 1998, the following executive officers held the amount of restricted and deferred shares with the value indicated: Mr. Reilly 6,064 shares, $291,830 value; Mr. McCabe 6,979 shares, $335,864 value; Mr. Frost 819 shares, $39,414 value; Mr. Ryan 11 shares, $529 value; Mr. Nadeau 65 shares, $3,128 value. The value was calculated by multiplying the closing market price on December 31, 1998 by the number of shares.

(f) Includes Narragansett contributions to life insurance. See description under Plan Summaries. The life insurance contribution is calculated based on the value of term life insurance for the named individuals. The premium costs for most of these policies have been or will be recovered by Narragansett. Prior to 1997, this column also included Narragansett contributions to the incentive thrift plan that are not bonus contributions. These figures are now included in the Other Annual Compensation column.

Directors' Compensation

    Since all members of the NEP, Mass. Electric, and Narragansett Boards are employees of NEES System companies, no fees are paid for service on the Boards.

Other

    The NEES Compensation Committee administers certain of the incentive compensation plans, and the Management Committee administers the others (including the incentive share plan).

Retirement Plans

    The following table shows estimated annual benefits payable to executive officers under the qualified pension plan and the supplemental retirement plan, assuming retirement at age 65 in 1999.

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


    For purposes of the retirement plans, Messrs. Bailey, Houston, Flynn, and Malley and Ms. Rosenqvist currently have 30, 20, 17, 27, and 17 credited years of service, respectively. Mr. Reilly, Mr. McCabe, Ms. Sala, Ms. Pastuszek, and Mr. Nuey currently have 17, 30, 29, 18, and 8 credited years of service, respectively. Mr. Reilly, Mr. McCabe, Mr. Frost, Mr. Ryan, and Mr. Nadeau currently have 17, 30, 36, 4, and 43 credited years of service, respectively.

    Benefits under the pension plans are computed using formulae based on percentages of highest average compensation computed over five consecutive years. The compensation covered by the pension plan includes salary, bonus, and incentive share awards. Long-Term Performance Share awards will not be included. The benefits listed in the pension table are not subject to deduction for Social Security and are shown without any joint and survivor benefits. If the participant elected at age 65 a 100 percent joint and survivor benefit with a spouse of the same age, the benefit shown would be reduced by approximately 16 percent.

    The Pension Plan Table above does not include annuity payments to be received in lieu of life insurance for Mr. Houston. The payments are described below under Plan Summaries.

    In December 1997, the NEES companies announced a voluntary early retirement program available to all nonunion employees over age 55 with ten or more years of service. Messrs. Frost, McCabe, and Nadeau were all eligible for, and accepted, the offer. The program offered either an annuity or a lump sum equal to the greater of either one week's base pay times the number of years of service or an additional five years service and five years of age toward their pension. The offer also included certain health care and bridging of social security benefits. The program is conditioned upon consummation of the divestiture of the nonnuclear generating business to USGen. Mr. McCabe also has an employment agreement which provides that if he remains in the employ of the NEES companies until December 31, 1998, or the retirement effective date under the offer, he will receive an annuity or a lump sum equal to an additional five years of service and five years of age toward his pension plus $225,000, subject to an offset for any benefits under the general offer. The value of Messrs. Frost, McCabe, and Nadeau's, benefits under the offer and the contract cannot be determined until their retirement.

    The System contributes the full cost of post-retirement health benefits for senior executives.

NEP, MASS. ELECTRIC, AND NARRAGANSETT PAYMENTS UPON A CHANGE OF
CONTROL OR TERMINATION OF EMPLOYMENT

    NEES is a party to agreements with each of Mr. Flynn, Mr. Houston, Mr. McCabe, and Mr. Reilly (each, an Executive), which agreements remain in effect for the three-year period following a change in control (as defined below) or a major transaction (as defined in the agreements). The term of the agreements are for three years with automatic annual extensions, unless terminated by NEES. If, following the described event, the Executive's employment is terminated other than for cause (as defined in the agreements) or if the Executive terminates employment for good reason (as defined in the agreements), NEES will pay to the Executive a lump sum cash payment equal to three times (two times for some Executives) the sum of the Executive's most recent annual base compensation and the average of his bonus amounts for the prior three years. Payments and benefits to the Executive will be reduced to the extent necessary to avoid imposition of any federal excise tax due under Section 280G of the Internal Revenue Code; however, such payments and benefits will be reduced only if such reduction would yield a greater result to the Executive than actual payment by the Executive of the excise tax. In addition, NEES will provide disability and health benefits to the Executive for two to three years, provide such post-retirement health and welfare benefits as the Executive would have earned within such two to three years, and grant two to three additional years of pension credit.

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

    Executive officers (including those listed in the summary compensation table, but excluding Mr. Houston) would receive a benefit equal to one and one-half times (one times in certain cases) annual compensation, for a severance other than one for cause or following a change in control.

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

    Goals Program

    The Goals Program establishes goals annually. For 1998, these goals related to core operating income, costs for customers for electricity delivery, safety, absenteeism, demand-side management results, transmission and distribution reliability, environmental and OSHA compliance, and customer satisfaction. Some goals apply to all employees, while others apply to particular functional groups. Depending upon the number of goals met, and provided the minimum earnings goal is met, employees may earn a cash bonus of 1 percent to 4-1/2 percent of their compensation.

    Incentive Thrift Plan

    The incentive thrift plan (a 401(k) program) provides for a match of 40 percent of up to the first 5 percent of base compensation contributed to the System's incentive thrift plan (shown under Other Annual Compensation in the Summary Compensation Tables) and, based on an incentive formula tied to core operating income, may fully match the first 5 percent of base compensation contributed (the additional amount, if any, is shown under Bonus in the Summary Compensation Tables). Under Federal law, contributions to these plans are limited. In 1998, the salary reduction amount was limited to $10,000.

    Deferred Compensation Plan

    The Deferred Compensation Plan offers executives the opportunity to defer base pay and bonuses. The plan offers the option of investing at the prime rate or in NEES common shares; however, share bonuses may only be deferred in a share account. Under Federal law, the Incentive Thrift Plan, described above, is required to limit participant base compensation to $160,000 in calculating the NEES match. Under the Deferred Compensation Plan, NEES will make a contribution to an executive's share account equivalent to the resultant reduction in his or her match under the Incentive Thrift Plan.

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

    After termination of employment, Mr. Houston may elect, commencing at age 55 or later, to receive an annuity income equal to 22.5 percent of 1998 annual salary plus 40 percent of final annual salary. In that event, the life insurance is reduced over 15 years to an amount equal to his final annual salary.

    Incentive Compensation Plan

    Under the System bonus plan for certain senior employees, bonuses are tied to achievement of core business operating income and strategic objectives. Annual income targets and strategic objectives are established for each year. For 1998, those objectives were: achieving recovery of stranded investments; maximizing the return on the sale of the generation business; running the best wires business in the Northeast; increasing the size of the energy delivery business; and profiting from growth in unregulated ventures. Bonuses are also dependent upon the achievement of individual goals. In order to provide a long-term component to the incentive compensation plan, participants may also be awarded NEES common shares. An individual's award of shares under the incentive share plan is a fixed percentage of her or his cash bonus for that year. If no cash award is made, no shares are distributed.

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


      LONG-TERM INCENTIVE PLAN - AWARDS IN LAST FISCAL YEAR
      -----------------------------------------------------

    The Long-Term Performance Share Award Plan provides awards based on various measures of NEES performance over a three-year period. Each award factor functions independently. The performance targets for each cycle are set by the Compensation Committee of the NEES Board. Performance is rated on rolling three-year periods, with a new cycle beginning each year. An individual's potential award under the plan is a fixed percentage (ranging from 15 percent to 50 percent) of base pay. At the end of the three-year cycle, the participant receives NEES shares based upon the performance against the various factors.

    The measures of performance for the cycle commencing January
1, 1998 are as follows: total shareholder return; maintenance or improvement of bond ratings; redeployment of the generation sale proceeds; and System service levels, including customer satisfaction, reliability, safety, and compliance.

    The following tables show the potential awards, for those executive officers named in the Summary Compensation Tables, under the Long-Term Performance Share Award Plan for the performance cycle commencing January 1, 1998. The NEES System's performance will be measured over the three-year period ending December 31, 2000. However, upon the completion of the merger with National Grid, the executives will receive awards based upon an average of incentive compensation target achievement for the prior three years and not upon the measures specified below.

                               NEP
                               ---

   ESTIMATED FUTURE PAYOUTS UNDER NON-STOCK PRICE-BASED PLANS
        ------------------------------------------------

                  Number of
                 Common Share Performance
     Name        Equivalents(a)             Period     Threshold(b)   Target(c)
     ----        --------------           -----------  ------------   ---------
Lawrence E. Bailey              977             3 years              8            977
Alfred D. Houston             4,310             3 years             34          4,310
Peter G. Flynn                  853             3 years              7            853
John F. Malley                  859             3 years              7            859
Masheed H. Rosenqvist (d)               -          -                 -              -

                          Mass. Electric
                          --------------

   ESTIMATED FUTURE PAYOUTS UNDER NON-STOCK PRICE-BASED PLANS
        ------------------------------------------------

                  Number of
                 Common Share Performance
     Name        Equivalents(a)             Period     Threshold(b)   Target(c)
     ----        --------------           -----------  ------------   ---------
Lawrence J. Reilly            1,036             3 years              9          1,036
Robert L. McCabe              1,119             3 years              9          1,119
Nancy H. Sala                   464             3 years              4            464
Lydia M. Pastuszek              866             3 years              7            866
Kwong O. Nuey                   461             3 years              4            461

                           Narragansett
                           ------------

   ESTIMATED FUTURE PAYOUTS UNDER NON-STOCK PRICE-BASED PLANS
        ------------------------------------------------

                  Number of
                 Common Share Performance
     Name        Equivalents(a)             Period     Threshold(b)   Target(c)
     ----        --------------           -----------  ------------   ---------
Lawrence J. Reilly            1,036             3 years              9          1,036
Robert L. McCabe              1,119             3 years              9          1,119
Richard W. Frost                427             3 years              4            427
Michael F. Ryan                 401             3 years              4            401
Richard Nadeau (d)                -                -                 -              -


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

(d) Did not participate in this plan for 1998.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

                               NEES
                               ----

    The information required by this item is incorporated herein by reference to the material under the caption SHARE OWNERSHIP in the definitive proxy statement of NEES, dated March 26, 1999, for the 1999 Annual Meeting of Shareholders, provided that the information under the headings "Report of the Compensation Committee on Executive Compensation" and "Corporate Performance" are not so incorporated.

              NEP, Mass. Electric, and Narragansett
              -------------------------------------

    NEES owns 100 percent of the voting securities of Mass.
Electric and Narragansett. NEES owns 99.97 percent of the voting securities of NEP.

SECURITY OWNERSHIP

    The following tables list the holdings of NEES common shares as of March 10, 1999 by NEP, Mass. Electric, and Narragansett directors, the executive officers named in the Summary Compensation Tables, and all directors and executive officers, as a group.

                               NEP
                               ---
                          Shares       Deferred
                       Beneficially      Share
    Name                Owned (a)     Equivalents (b)  Total (c)
    ----               ------------   ---------------  ---------
Lawrence E. Bailey                   5,490           4,973         10,463
Peter G. Flynn                       6,671           3,564         10,235
Alfred D. Houston                   14,359          15,489         29,848
Cheryl A. LaFleur                    3,595           7,147         10,742
John F. Malley                       3,952           3,549          7,501
Masheed H. Rosenqvist                1,802             364          2,166
Richard P. Sergel                    8,574          12,069         20,643

All directors and
executive officers,
as a group (11 persons)             62,372             (d)         58,664             121,036

                          Mass. Electric
                          --------------

                          Shares       Deferred
                       Beneficially      Share
    Name                Owned (a)     Equivalents (b)  Total (c)
    ----               ------------   ---------------  ---------
Cheryl A. LaFleur                    3,595           7,147         10,742
Robert L. McCabe                    10,691           7,944         18,635
Kwong O. Nuey                        1,667           1,874          3,541
Lydia M. Pastuszek                   8,242           2,712         10,954
Lawrence J. Reilly                   4,010           7,161         11,171
Christopher E. Root                  2,256           3,519          5,775
Nancy H. Sala                        6,348             (e)          2,541          8,889
Richard P. Sergel                    8,574                         12,069         20,643

All directors and
executive officers,
as a group (18 persons)             75,786             (d)         50,973             126,759

                           Narragansett
                           ------------

                          Shares       Deferred
                       Beneficially      Share
    Name                Owned (a)     Equivalents (b)  Total (c)
    ----               ------------   ---------------  ---------
Richard W. Frost                     7,035             530          7,565
Cheryl A. LaFleur                    3,595           7,147         10,742
Robert L. McCabe                    10,691           7,944         18,635
Richard Nadeau                       5,029               0          5,029
Lawrence J. Reilly                   4,010           7,161         11,171
Michael F. Ryan                      1,316              11          1,327
Richard P. Sergel                    8,574          12,069         20,643
Ronald L. Thomas                     1,614               0          1,614

All directors and
executive officers,
as a group (14 persons)             68,891             (d)         53,000             121,891

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

(c) Potential share awards under the Long-Term Performance Share
    Award Plan are not included in this table.

(d) Amount is less than 1 percent of the total number of shares of NEES outstanding.

(e) Ms. Sala disclaims a beneficial ownership interest in 283 shares held in a custodial account.


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

          (b) The Narragansett Electric Company First Mortgage Indenture and Deed of Trust, dated as of September 1, 1944, and twenty-three supplements thereto (Exhibit 7-1, File No. 2-7042; Exhibit 7-B, File No. 2-7490; Exhibit 4-C, File No. 2-9423; Exhibit 4-D, File No. 2-10056; Exhibit 4 to 1980 Form 10-K, File No. 0-898; Exhibit 4 to 1982 Form 10-K, File No. 0-898; Exhibit 4 to 1983 Form 10-K, File No. 0-898; Exhibit 4 to 1985 Form 10-K, File No. 0-898;
               Exhibit 4 to 1986 Form 10-K, File No. 0-898;
               Exhibit 4 to 1987 Form 10-K, File No. 0-898;
               Exhibit 4 to 1991 Form 10-K, File No. 0-898;
               Exhibit 4(b) to 1992 Form 10-K, File No. 1-3446;
               Exhibit 4(b) to 1993 Form 10-K, File No. 1-3446;
               Exhibit 4(b) to 1995 Form 10-K, File No. 1-3446); Twenty-third Supplemental Indenture (filed herewith).

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

   (10) Material Contracts

          (a)  Boston Edison Company et al. and New England Power
               Company: Amended REMVEC Agreement dated August 12, 1977 (Exhibit 5-4(d), File No. 2-61881).

               (i)  Boston Edison Company et al. and New England
                    Power Company: REMVEC II Agreement dated on or about July 1, 1994 (Exhibit 10(a)(i) to
                    1997 Form 10-K, File No. 1-3446).

               (ii) Boston Edison Company et al. and New England
                    Power Company:  Security Analysis Service
                    Agreement dated on or about July 1, 1994
                    (Exhibit 10(a)(ii) to 1997 Form 10-K, File No.
                    1-3446).

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

          (c) Connecticut Yankee Atomic Power Company et al. and New England Power Company: Stockholders Agreement dated July 1, 1964 (Exhibit 13-9-A, File No. 2-23006); Power Purchase Contract dated July 1, 1964 (Exhibit 13-9-B, File No. 2-23006); Additional Power Contract dated as of April 30, 1984 and 1996 Amendatory Agreement dated as of December 4, 1996 (Exhibit 10(c) to 1996 Form 10-K, File No. 1-3446);
               Supplementary Power Contract dated as of April 1, 1987 (Exhibit 10(c) to 1987 Form 10-K, File No. 1-3446); Capital Funds Agreement dated September 1, 1964 (Exhibit 13-9-C, File No. 2-23006);
               Transmission Agreement dated October 1, 1964
               (Exhibit 13-9-D, File No. 2-23006); Agreement revising Transmission Agreement dated July 1, 1979 (Exhibit to 1979 Form 10-K, File No. 1-3446); Amendment revising Transmission Agreement dated as of January 19, 1994 (Exhibit 10(c) to 1995 Form 10-K, File No. 1-3446); Five Year Capital Contribution Agreement dated November 1, 1980, (Exhibit to 10(e) to 1980 Form 10-K, File No. 1-3446).

          (d) Maine Yankee Atomic Power Company et al. and New England Power Company: Capital Funds Agreement dated May 20, 1968 and Power Purchase Contract dated May 20, 1968 (Exhibit 4-5, File No. 2-29145);
               Amendments dated as of January 1, 1984, March 1, 1984 (Exhibit 10(d) to 1983 Form 10-K, File No. 1-3446), October 1, 1984, and August 1, 1985
               (Exhibit 10(d) to 1985 Form 10-K, File No. 1-3446);
               Stockholders Agreement dated May 20, 1968 (Exhibit 10-20, File No. 2-34267); Additional Power Contract dated as of February 1, 1984 (Exhibit 10(d) to 1985 Form 10-K, File No. 1-3446); 1997 Amendatory Agreement dated as of August 6, 1997 (Exhibit 10(d) to 1997 Form 10-K, File No. 1-3446).

          (e) New England Power Company and New England Electric Transmission Corporation et al.: Phase I Terminal Facility Support Agreement dated as of December 1, 1981 (Exhibit 10(g) to 1981 Form 10-K, File No. 1-3446); Amendments dated as of June 1, 1982, and November 1, 1982 (Exhibit 10(f) to 1982 Form 10-K, File No. 1-3446); Agreement with respect to Use of the Quebec Interconnection dated as of December 1, 1981 (Exhibit 10(g) to 1981 Form 10-K, File No. 1-3446); Amendments dated as of May 1, 1982, and November 1, 1982 (Exhibit 10(f) to 1982 Form 10-K, File No. 1-3446); Amendment dated as of January 1, 1986 (Exhibit (10)(f) 1986 Form 10-K, File No.
               1-3446); Agreement for Reinforcement and
               Improvement of New England Power Company's
               Transmission System dated as of April 1, 1983 (Exhibit 10(f) to 1983 Form 10-K, File No. 1-3446);

               Lease dated as of May 16, 1983 (Exhibit 10(f) to 1983 Form 10-K, File No. 1-3446); Upper Development
               - Lower Development Transmission Line Support Agreement dated as of May 16, 1983 (Exhibit 10(f) to 1983 Form 10-K, File No. 1-3446).

          (f) New England Electric Transmission Corporation and PruCapital Management, Inc. et al: Note Agreement dated as of September 1, 1986 (Exhibit 10(g) to 1986 Form 10-K, File No. 1-3446); Mortgage, Deed of Trust and Security Agreement dated as of September 1, 1986 (Exhibit 10(g) to 1986 Form 10-K, File No. 1-3446); Equity Funding Agreement with New England Electric System dated as of December 1, 1985 (Exhibit 10(g) to 1991 Form 10-K, File No. 1-3446).

          (g) Vermont Electric Transmission Company, Inc. et al. and New England Power Company: Phase I Vermont Transmission Line Support Agreement dated as of December 1, 1981; Amendments dated as of June 1, 1982, and November 1, 1982 (Exhibit 10(g) to 1982 Form 10-K, File No. 1-3446); Amendment dated as of January 1, 1986 (Exhibit 10(h) to 1986 Form 10-K, File No. 1-3446).

          (h) New England Power Pool Agreement: (Exhibit 4(e), File No. 2-43025); Amendments dated July 1, 1972, and March 1, 1973 (Exhibit 10-15, File No. 2-48543); Amendment dated March 15, 1974 (Exhibit 10-5, File No. 2-52775); Amendment dated June 1, 1975 (Exhibit 10-14, File No. 2-57831); Amendment dated September 1, 1975 (Exhibit 10-13, File No. 2-59182); Amendments dated December 31, 1976, January 31, 1977, July 1, 1977, and August 1, 1977
               (Exhibit 10-16, File No. 2-61881); Amendments dated August 15, 1978, January 3, 1980, and February 1980 (Exhibit 10-3, File No. 2-68283); Amendment dated September 1, 1981 (Exhibit 10(h) to 1981 Form 10-K, File No. 1-3446); Amendment dated as of December 1, 1981 (Exhibit 10(h) to 1982 Form 10-K, File No. 1-3446); Amendments dated June 1, 1982, June 15, 1983, and October 1, 1983 (Exhibit 10(i) to 1983 Form 10-K, File No. 1-3446); Amendments dated August 1, 1985, August 15, 1985, September 1, 1985, and January 1, 1986 (Exhibit 10(i) to 1985 Form 10-K, File No. 1-3446); Amendment dated
               September 1, 1986 (Exhibit 10(i) to 1986 Form 10-K, File No. 1-3446); Amendment dated April 30, 1987 (Exhibit 10(i) to 1987 Form 10-K, File No. 1-3446);
               Amendments dated March 1, 1988 and May 1, 1988 (Exhibit 10(i) to 1988 Form 10-K, File No. 1-3446);
               Amendment dated March 15, 1989 (Exhibit 10(i) to 1989 Form 10-K, File No. 1-3446); Amendment dated October 1, 1990 (Exhibit 10(i) to 1990 Form 10-K, File No. 1-3446); Amendment dated as of September 15, 1992 (Exhibit 10(i) to 1992 Form 10-K, File No. 1-3446); Amendments dated as of June 1, 1993, July

               1, 1995, and September 1, 1995 (Exhibit 10(i) to 1995 Form 10-K, File No. 1-3446); Amendment dated as of December 1, 1996 (Exhibit 10(i) to 1996 Form 10-K, File No. 1-3446); Amendment dated as of September 1, 1997 and; Amendment dated as of November 15, 1997 (Exhibits 10(i) to 1997 Form 10-K, File No. 1-3446).

          (i) Public Service Company of New Hampshire et al. and New England Power Company: Agreement for Joint Ownership, Construction and Operation of New Hampshire Nuclear Units dated as of May 1, 1973; Amendments dated May 24, 1974, June 21, 1974, September 25, 1974 and October 25, 1974 (Exhibit 10-18(b), File No. 2-52820); Amendment dated January 31, 1975 (Exhibit 10-16(b), File No. 2-57831); Amendments dated April 18, 1979,
               April 25, 1979, June 8, 1979, October 11, 1979,
               December 15, 1979, June 16, 1980, December 31, 1980
               (Exhibit 10(i) to 1980 Form 10-K, File No. 1-3446);
               Amendments dated June 1, 1982, April 27, 1984,
               June 15, 1984 (Exhibit 10(j) to 1984 Form 10-K,
               File No. 1-3446); Amendments dated March 8, 1985, March 14, 1986, May 1, 1986 and September 19, 1986
               (Exhibit 10(j) to 1986 Form 10-K, File No. 1-3446);
               Amendment dated November 12, 1987 (Exhibit 10(j) to 1987 Form 10-K, File No. 1-3446); Amendment dated January 13, 1989 (Exhibit 10(j) to 1989 Form 10-K, File No. 1-3446); Amendment dated as of November 1, 1990 (Exhibit 10(j) to 1991 Form 10-K, File No. 1-
               3446). Transmission Support Agreement dated as of May 1, 1973 (Exhibit 10-23, File No. 2-49184);
               Instrument of Transfer to NEP with respect to the New Hampshire Nuclear Units and Assumptions of Obligations dated December 17, 1975 and Agreement Among Participants in New Hampshire Nuclear Units, certain Massachusetts Municipal Systems and Massachusetts Municipal Wholesale Electric Company dated May 28, 1976 (Exhibit 10-16(c), File No. 2-57831); Seventh Amendment To and Restated Agreement for Seabrook Project Disbursing Agent (Exhibit 10(j) to 1991 Form 10-K, File No. 1-
               3446); Amendments dated as of June 29, 1992
               (Exhibit 10(j) to 1992 Form 10-K, File No. 1-
               3446); Seabrook Project Managing Agent Operating Agreement dated as of June 29, 1992, and amendment to Seabrook Project Managing Agent Agreement dated as of June 29, 1992 (Exhibit 10(j) to 1992 Form 10-K, File No. 1-3446).

          (j) Vermont Yankee Nuclear Power Corporation et al. and New England Power Company: Capital Funds Agreement dated February 1, 1968, Amendment dated March 12, 1968, and Power Purchase Contract dated February 1, 1968 (Exhibit 4-6, File No. 2-29145); Amendments dated as of June 1, 1972 and April 15, 1983 (Exhibit 10(k) to 1983 Form 10-K, File No. 1-3446) and April 24, 1985 (Exhibit 10(k) to 1985 Form 10-K, File No. 1-3446); Amendment dated as of June 1, 1985 (Exhibit 10(k) to 1987 Form 10-K, File No. 1-3446); Amendments dated as of May 6, 1988 (Exhibit 10(k) to 1988 Form 10-K, File No. 1-3446);
               Amendment dated as of June 15, 1989 (Exhibit 10(k) to 1989 Form 10-K, File No. 1-3446); Additional Power Contract dated as of February 1, 1984 (Exhibit 10(k) to 1983 Form 10-K, File No. 1-3446);
               Guarantee Agreement dated as of November 5, 1981 (Exhibit 10(j) to 1981 Form 10-K, File No. 1-3446).

          (k) Yankee Atomic Electric Company et al. and New England Power Company: Amended and Restated Power Contract dated April 1, 1985 (Exhibit 10(l) to 1985 Form 10-K, File No. 1-3446); Amendment dated May 6, 1988 (Exhibit 10(l) to 1988 Form 10-K, File No. 1-3446); Amendments dated as of June 26, 1989 and July 1, 1989 (Exhibit 10(l) to 1989 Form 10-K, File No. 1-3446); Amendment dated as of February 1, 1992 (Exhibit 10(l) to 1992 Form 10-K, File No. 1-3446).

         *(l)  New England Electric Companies' Deferred
               Compensation Plan as amended through February 28,
               1998 (filed herewith).

         *(m)  New England Electric System Companies Retirement
               Supplement Plan as amended through June 1, 1996
               (Exhibit 10(n) to 1996 Form 10-K, File No. 1-3446).

         *(n)  New England Electric Companies' Executive
               Supplemental Retirement Plan as amended through December 11, 1998 (filed herewith).

         *(o)  New England Electric Companies' Executive Retirees
               Health and Life Insurance Plan as Amended and
               Restated January 1, 1996 (filed herewith).

         *(p)  New England Electric Companies' Incentive
               Compensation Plan I as amended through January 1,
               1998 (filed herewith).

         *(q)  New England Electric Companies' Incentive
               Compensation Plan II as amended through January 1,
               1998 (filed herewith).

         *(r)  New England Electric Companies' Incentive
               Compensation Plan III as amended through  January
               1, 1998 (filed herewith).

         *(s)  New England Electric Companies' Senior Incentive
               Compensation Plan as amended through January 1,
               1998 (filed herewith).

         *(t)  New England Electric System Directors Deferred
               Compensation Plan as amended through February 28,
               1998 (filed herewith).

         *(u)  Forms of Life Insurance Program (Exhibit 10(s) to
               1986 Form 10-K, File No. 1-3446); and Form of Life
               Insurance (Collateral Assignment) (Exhibit 10(t) to 1991 Form 10-K, File No. 1-3446).

         *(v)  New England Electric Companies' Incentive Share
               Plan as amended through February 24, 1997 (Exhibit
               10(w) to 1996 Form 10-K, File No. 1-3446).

         *(w)  New England Electric Companies' Long-Term
               Performance Share Award Plan amended through August 25, 1998 (filed herewith).

         *(x)  New England Electric System Directors' Retirement
               Plan amended through December 11, 1998 (filed herewith).

         *(y)  Forms of Severance Protection Agreement (Exhibit
               10(z) to 1996 Form 10-K, File No. 1-3446).  Forms
               of Severance Protection Agreements (filed herewith).

         *(z)  New England Power Service Company and Joan T. Bok:
               Service Credit Letter dated October 21, 1982
               (Exhibit 10(cc) to 1992 Form 10-K, File No.
               1-3446).

        *(aa)  New England Power Service Company and Robert L.
               McCabe: Employment Agreement entered into as of March 11, 1998 (Exhibit 10(ll) to NEES' 1997 Form
               10-K, File No. 1-3446).

        *(bb)  New England Electric System and Richard P. Sergel
               Agreement dated March 1, 1998 (filed herewith).

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

         (ii)  NEES Energy, Inc./AllEnergy Marketing Company,
               L.L.C.:  Agreement and Plan of Merger dated
               December 31, 1998 (filed herewith).

         (jj) USGen, New England, Inc. and New England Power Company and The Narragansett Electric Company:
               Asset Purchase Agreement dated as of August 5, 1997 (Exhibit 2 to Form 10-Q for period ended September 30, 1997, File No. 1-3446).

         (kk) The National Grid Group plc, Iosta LLC: Agreement and Plan of Merger, dated as of December 11, 1998

               (Exhibit 10(mm) to Form 8-K dated December 11,
               1998, File No. 1-3446).

   * Compensation related plan, contract, or arrangement.

   (13) 1998 Annual Report to Shareholders (Exhibit 13 to Form
        8-K dated March 25, 1999, File No. 1-3446).

   (21) Subsidiary list appears in Part I of this document.

   (24) Power of Attorney (filed herewith).

   (27) Financial Data Schedule (filed herewith).


                               NEP
                               ---

   (3)    (a)  Articles of Organization as amended through June
               25, 1987 (Exhibit 3(a) to 1988 Form 10-K, File No.
               0-1229).

          (b) By-laws of the Company as amended December 12, 1997 (Exhibit 3(b) to 1997 Form 10-K, File No. 0-1229).

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

          (c) Connecticut Yankee Atomic Power Company et al. and the Company: Stockholders Agreement dated July 1,

               1964 (Exhibit 13-9-A, File No. 2-2006); Power
               Purchase Contract dated July 1, 1964 (Exhibit 13-9-B, File No. 2-23006); Additional Power Contract dated as of April 30, 1984 and 1996; Amendatory Agreement dated as of December 4, 1996 (Exhibit 10(c) to 1996 Form 10-K, File No. 1-3446);
               Supplementary Power Contract dated as of April 1, 1987 (Exhibit 10(c) to 1987 Form 10-K, File No. 0-1229); Capital Funds Agreement dated September 1, 1964 (Exhibit 13-9-C, File No. 2-23006);
               Transmission Agreement dated October 1, 1964
               (Exhibit 13-9-D, File No. 2-23006); Agreement revising Transmission Agreement dated July 1, 1979 (Exhibit to NEES' 1979 Form 10-K, File No. 1-3446); Amendment revising Transmission Agreement dated as of January 19, 1994 (Exhibit 10(c) to NEES' 1995 Form 10-K, File No. 1-3446); Five Year Capital Contribution Agreement dated November 1, 1980 (Exhibit 10(e) to NEES' 1980 Form 10-K, File No. 1-3446).

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

          (e) Mass. Electric and the Company: Primary Service for Resale dated February 15, 1974 (Exhibit 5-17(a), File No. 2-52969); Amendment of Service Agreement dated June 22, 1983 (Exhibit 10(b) to Mass. Electric's 1986 Form 10-K, File No. 0-5464); Amendment of Service Agreement effective
               November 1, 1993 (Exhibit 10(e) to 1993 Form 10-K, File No. 0-1229); Memorandum of Understanding effective May 22, 1994 (Exhibit 10(e) to 1994 Form 10-K, File No. 0-1229); Amendment of Service Agreement effective July 1, 1996 and, Amendment to Service Agreement dated as of February 1, 1997 (Exhibit 10(e) to 1997 Form 10-K, File No. 1-3446);
               Supplement to Amendment to Service Agreement dated as of March 1, 1998 (filed herewith).

          (f)  The Narragansett Electric Company and the Company:
               Primary Service for Resale dated February 15, 1974 (Exhibit 4-1(b), File No. 2-51292); Amendment of Service Agreement dated July 26, 1990 (Exhibit 4(f) to New England Power Company's 1990 Form 10-K, File

               No. 0-1229). Amendment of Service Agreement dated July 24, 1991 (Exhibit 10(f) to 1991 Form 10-K,
               File No. 0-1229); Amendment of Service Agreement effective November 1, 1993 (Exhibit 10(f) to 1993 Form 10-K, File No. 0- 1229); Memorandum of Understanding effective May 22, 1994 (Exhibit 10(e) to 1994 Form 10-K, File No. 0-1229); Amendment of Service Agreement effective January 1, 1995 (Exhibit 10(f) to 1995 Form 10-K, File No. 0-1229);
               Amendment of Service Agreement effective October 30, 1995 and, Amendment to Service Agreement dated as of February 1, 1997 (Exhibit 10(f) to 1997 Form 10-K, File No. 1-3446); Supplement to Amendment to Service Agreement dated as of December 31, 1998 (filed herewith).

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

          (j)  New England Power Service Company and the Company:
               Specimen of Service Contract (Exhibit 10(l) to 1994 Form 10-K, File No. 0-1229).

          (k)  Massachusetts Electric Company, et al. and the
               Company: Form of Mutual Assistance Agreement
               (Exhibit 10(n) to 1996 Form 10-K, File No. 0-1229).

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

         *(p)  New England Electric Companies' Deferred
               Compensation Plan as amended through February 28,
               1998 (Exhibit 10(l) to NEES' 1998 Form 10-K, File
               No. 1-3446).

         *(q)  New England Electric System Companies Retirement
               Supplement Plan as amended through June 1, 1996
               (Exhibit 10(n) to NEES' 1996 Form 10-K, File No.
               1-3446).

         *(r)  New England Electric Companies' Executive
               Supplemental Retirement Plan I as amended through
               December 11, 1998 (Exhibit 10(n) to NEES' 1998 Form 10-K, File No. 1-3446).

         *(s)  New England Electric Companies Executive Retirees
               Health and Life Insurance Plan as Amended and
               Restated January 1, 1996 (Exhibit 10(o) to NEES'
               1998 Form 10-K, File No. 1-3446).

         *(t)  New England Electric Companies' Incentive
               Compensation Plan I as amended through January 1,
               1998 (Exhibit 10(p) to NEES' 1998 Form 10-K, File
               No. 1-3446).

         *(u)  New England Electric Companies' Incentive
               Compensation Plan II as amended through January 1,
               1998 (Exhibit 10(q) to NEES' 1998 Form 10-K, File
               No. 1-3446).

         *(v)  New England Electric Companies' Incentive
               Compensation Plan III as amended through January 1, 1998 (Exhibit 10(r) to NEES' 1998 Form 10-K, File
               No. 1-3446).

         *(w)  New England Electric Companies' Senior Incentive
               Compensation Plan as amended through January 1,
               1998 (Exhibit 10(s) to NEES' 1998 Form 10-K, File
               No. 1-3446).

         *(x)  Forms of Life Insurance Program (Exhibit 10(s) to
               NEES' 1986 Form 10-K, File No. 1-3446); and Form of

               Life Insurance (Collateral Assignment) (Exhibit
               10(t) to NEES' 1991 Form 10-K, File No. 1-3446).

         *(y)  New England Electric Companies' Incentive Share
               Plan as amended through February 24, 1997 (Exhibit
               10(w) to NEES' 1996 Form 10-K, File No. 1-3446).

         *(z)  New England Electric System Directors' Retirement
               Plan amended through December 11, 1998 (Exhibit
               10(x) to NEES' 1998 Form 10-K, File No. 1-3446).

        *(aa) Forms of Severance Protection Agreement (Exhibit 10(z) to NEES' 1996 Form 10-K, File No. 1-3446).
               Forms of Severance Protection Agreements (Exhibit 10(y) to NEES' 1998 Form 10-K, File No. 1-3446).

        *(bb)  New England Electric Companies' Long-Term
               Performance Share Award Plan amended through August 25, 1998 (Exhibit 10(w) to NEES' 1998 Form 10-K,
               File No. 1-3446).

         (cc) New England Hydro-Transmission Electric Company, Inc. et al. and the Company: Phase II Massachusetts Transmission Facilities Support Agreement dated as of June 1, 1985 (Exhibit 10(t) to NEES' 1986 Form 10-K, File No. 1-3446);
               Amendment dated as of May 1, 1986 (Exhibit 10(t) to NEES' 1986 Form 10-K, File No. 1-3446); Amendments dated as of February 1, 1987, June 1, 1987, September 1, 1987, and October 1, 1987 (Exhibit 10(u) to NEES' 1987 Form 10-K, File No. 1-3446);
               Amendment dated as of August 1, 1988 (Exhibit 10(u) to NEES' 1988 Form 10-K, File No. 1-3446);
               Amendment dated January 1, 1989 (Exhibit 10(u) to NEES' 1990 Form 10-K, File No. 1-3446).

         (dd) New England Hydro-Transmission Corporation et al. and the Company: Phase II New Hampshire Transmission Facilities Support Agreement dated as of June 1, 1985 (Exhibit 10(u) to NEES' 1986 Form 10-K, File No. 1-3446); Amendment dated as of
               May 1, 1986 (Exhibit 10(u) to NEES' 1986 Form 10-K, File No. 1-3446); Amendments dated as of February 1, 1987, June 1, 1987, September 1, 1987, and
               October 1, 1987 (Exhibit 10(v) to NEES' 1987 Form 10-K, File No. 1-3446). Amendment dated as of August 1, 1988 (Exhibit 10(v) to NEES' 1988 Form 10-K, File No. 1-3446); Amendments dated January 1, 1989 and January 1, 1990 (Exhibit 10 (v) to NEES' 1990 Form 10-K, File No. 1-3446).

         (ee)  Vermont Electric Power Company et al. and the
               Company: Phase II New England Power AC Facilities Support Agreement dated as of June 1, 1985 (Exhibit 10(v) to NEES' 1986 Form 10-K, File No. 1-3446);
               Amendment dated as of May 1, 1986 (Exhibit 10(v) to NEES' 1986 Form 10-K, File No. 1-3446). Amendments dated as of February 1, 1987, June 1, 1987, and September 1, 1987 (Exhibit 10(w) to NEES' 1987 Form 10-K, File No. 1-3446); Amendment dated as of August 1, 1988 (Exhibit 10(w) to NEES' 1988 Form 10-K, File No. 1-3446).

         (ff)  USGen New England Contracts

               (i) Asset Purchase Agreement between the Company and The Narragansett Electric Company dated as of August 5, 1997 (Exhibit 2 to NEES' Form 10-Q for period ended September 30, 1997, File No. 1-3446).

               (ii) Wholesale Sales Agreement between the Company and USGen New England, Inc. dated as of August 5, 1997 (Exhibit 10(gg)(ii) to 1997
                     Form 10-K, File No. 1-6564).

               (iii) PPA Transfer Agreement between the Company
                     and USGen New England, Inc. dated as of
                     August 5, 1997 (Exhibit 10(gg)(iii) to 1997
                     Form 10-K, File No. 1-6564).

               (iv) Form of PSA Performance Support Agreement between the Company, USGen New England, Inc., and each of the following; North Attleboro Electric Department, Groton Electric Light Department, Middleton Municipal Electric Department, Hingham Municipal Lighting Plant, Town of Holden Municipal Light Department, Unitil Power Corp. (Salem Harbor), Unitil Power Corp. (Ocean State), Bangor Hydro-Electric Company, Montaup Electric Company, Central Vermont Public Service Corporation, Braintree Electric Light Department, Littleton Electric Light Department, Massachusetts Government Land Bank, Reading
                     (MA) Municipal Light Department, Shrewsbury
                     Electric Light Plant, Taunton Municipal Light Plant, and Vermont Electric Company, dated as of August 5, 1997 (Exhibit 10(gg)(iv) to 1997 Form 10-K, File No. 1-6564).

               (v) Quebec Interconnection Transfer Agreement between the Company, The Narragansett
                     Electric Company, and USGen New England, Inc. dated as of September 1, 1998 (filed herewith).

   * Compensation related plan, contract, or arrangement.

   (13) 1998 Annual Report to Stockholders (filed herewith).

   (21) Subsidiary list (filed herewith).

   (24) Power of Attorney (filed herewith).

   (27) Financial Data Schedule (filed herewith).


                          Mass. Electric
                          --------------

   (3)    (a)  Articles of Organization of the Company as amended
               March 5, 1993, August 11, 1993, September 20, 1993,
               and November 11, 1993 (Exhibit 3(a) to 1993 Form
               10-K, File No. 0-5464).

          (b) By-Laws of the Company as amended December 12, 1997 (Exhibit 3(b) to 1997 Form 10-K, File No. 0-5464).

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

          (b) New England Power Company and the Company: Primary Service for Resale dated February 15, 1974 (Exhibit 5-17(a), File No. 2-52969); Amendment of Service Agreement dated July 22, 1983 (Exhibit 10(b) to 1986 Form 10-K, File No. 0-5464); Amendment of Service Agreement effective November 1, 1993 (Exhibit 10(e) to 1993 NEP Form 10-K, File No. 0-
               1229); Memorandum of Understanding effective May 22, 1994 (Exhibit 10(e) to 1994 NEP Form 10-K, File No. 0-1229); Amendment of Service Agreement effective July 1, 1996 (Exhibit 10(e) to 1997 NEP Form 10-K, File No. 0-1229); Amendment to Service Agreement dated as of February 1, 1997 (Exhibit 10(e) to 1997 NEP Form 10-K, File No. 0-1229);
               Supplement to Amendment to Service Agreement dated as of March 1, 1998 (Exhibit 10(e) to 1998 NEP Form 10-K, File No. 0-1229).

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

         *(h)  New England Electric Companies' Deferred
               Compensation Plan as amended through February 28,
               1998 (Exhibit 10(l) to NEES' 1998 Form 10-K, File
               No. 1-3446).

         *(i)  New England Electric System Companies Retirement
               Supplement Plan as amended through June 1, 1996
               (Exhibit 10(n) to NEES' 1996 Form 10-K, File No.
               1-3446).

         *(j)  New England Electric Companies' Executive
               Supplemental Retirement Plan I as amended through
               December 11, 1998 (Exhibit 10(n) to NEES' 1998 Form 10-K, File No. 1-3446).

         *(k)  New England Electric Companies' Executive Retirees
               Health and Life Insurance Plan as Amended and
               Restated January 1, 1996 (Exhibit 10(o) to NEES'
               1998 Form 10-K, File No. 1-3446).

         *(l)  New England Electric Companies' Incentive
               Compensation Plan I as amended through January 1,
               1998 (Exhibit 10(p) to NEES' 1998 Form 10-K, File
               No. 1-3446).

         *(m)  New England Electric Companies' Incentive
               Compensation Plan II as amended through January 1,
               1998 (Exhibit 10(q) to NEES' 1998 Form 10-K, File
               No. 1-3446).

         *(n)  New England Electric Companies' Incentive
               Compensation Plan III as amended through January 1, 1998 (Exhibit 10(r) to NEES' 1998 Form 10-K, File
               No. 1-3446).

         *(o)  New England Electric Companies' Form of Deferred
               Compensation Agreement for Directors (Exhibit 10(p) to NEES' 1980 Form 10-K, File No. 1-3446).

         *(p)  New England Electric Companies' Senior Incentive
               Compensation Plan as amended through January 1,
               1998 (Exhibit 10(s) to NEES' 1998 Form 10-K, File
               No. 1-3446).

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

         *(s)  New England Electric Companies' Long-Term
               Performance Share Award Plan amended through August 25, 1998 (Exhibit 10(w) to NEES' 1998 Form 10-K,
               File No. 1-3446).

         *(t)  New England Electric System Directors' Retirement
               Plan as amended through December 11, 1998 (Exhibit
               10(x) to NEES' 1998 Form 10-K, File No. 1-3446.

         *(u) Forms of Severance Protection Agreement (Exhibit 10(z) to NEES' 1996 Form 10-K, File No. 1-3446).
               Forms of Severance Protection Agreements (Exhibit 10(y) to NEES' 1998 Form 10-K, File No. 1-3446).

         *(v)  New England Power Service Company and the Company:
               Form of Supplemental Pension Service Credit
               Agreement (Exhibit 10(ee) to 1992 NEES Form 10-K,
               File No. 1-3446).

          (w) Amended and Restated Wholesale Standard Offer Service Agreement among the Company, Nantucket Electric Company, and USGen New England, Inc. dated as of October 29, 1997 (Exhibit 10(w) to 1997 Form 10-K, File No. D-5464).

   * Compensation related plan, contract, or arrangement.

   (12) Statement re computation of ratios for incorporation by reference into the Mass. Electric registration statement on Form S-3, Commission File No. 333-46431 (filed herewith).

   (13) 1998 Annual Report to Stockholders (filed herewith).

   (24) Power of Attorney (filed herewith).

   (27) Financial Data Schedule (filed herewith).


                           Narragansett
                           ------------

   (3)    (a)  Articles of Incorporation as amended June 9, 1988
               (Exhibit 3(a) to 1988 Form 10-K, File No. 0-898).

          (b)  By-Laws of the Company (Exhibit 3 to 1980 Form
               10-K, File No. 0-898).

   (4)    (a)  First Mortgage Indenture and Deed of Trust, dated
               as of September 1, 1944, and twenty-three supplements thereto (Exhibit 7-1, File No. 2-7042;
               Exhibit 7-B, File No. 2-7490; Exhibit 4-C, File No. 2-9423; Exhibit 4-D, File No. 2-10056; Exhibit 4 to

               1980 Form 10-K, File No. 0-898; Exhibit 4 to 1982 Form 10-K, File No. 0-898; Exhibit 4 to 1983 Form 10-K, File No. 0-898; Exhibit 4 to 1985 Form 10-K, File No. 0-898; Exhibit 4 to 1986 Form 10-K, File No. 0-898; Exhibit 4 to 1987 Form 10-K, File No. 0-898; Exhibit 4(b) to 1991 NEES Form 10-K, File No. 1-3446; Exhibit 4(b) to 1992 NEES Form 10-K, File No. 1-3446; Exhibit 4(b) to 1993 NEES Form 10-K, File No. 1-3446; Exhibit 4(b) to 1995 NEES Form 10- K, File No. 1-3446; Exhibit 4(b) to 1998 NEES Form 10-K, File No. 1-3446).

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

          (b) New England Power Company and the Company: Primary Service for Resale dated February 15, 1974 (Exhibit 4-1(b), File No. 2-51292); Amendment of Service Agreement dated July 26, 1990 (Exhibit 10(f) to 1990 NEP Form 10-K, File No. 0-1229); Amendment of Service Agreement dated July 24, 1991 (Exhibit 4(f) to 1991 NEP Form 10-K, File No. 0-1229); Amendment of Service Agreement effective November 1, 1993 (Exhibit 10(f) to 1993 NEP Form 10-K, File No. 0-
               1229); Memorandum of Understanding effective May 22, 1994 (Exhibit 10(f) to 1994 NEP Form 10-K, File No. 0-1229); Amendment of Service Agreement effective January 1, 1995 (Exhibit 10(f) to 1995 NEP Form 10-K, File No. 0-1229); Amendment of Service Agreement effective October 30, 1995, Amendment of Service Agreement dated as of February 1, 1997 (Exhibit 10(f) to 1997 NEP Form 10-K, File No. 0-1229). Supplement to Amendment to Service Agreement dated as of December 31, 1998 (Exhibit 10(f) to 1998 NEP Form 10-K, File No. 0-1229).

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

         *(g)  New England Electric Companies' Deferred
               Compensation Plan, as amended through February 28,
               1998 (Exhibit 10(l) to NEES' 1998 Form 10-K, File
               No. 1-3446).

         *(h)  New England Electric System Companies Retirement
               Supplement Plan, as amended through June 1, 1996

               (Exhibit 10(n) to NEES' 1996 Form 10-K, File No.
               1-3446).

         *(i)  New England Electric Companies' Executive
               Supplemental Retirement Plan I, as amended through
               December 11, 1998 (Exhibit 10(n) to NEES' 1998
               Form 10-K, File No. 1-3446).

         *(j)  New England Electric Companies' Executive Retirees
               Health and Life Insurance Plan as Amended and
               Restated January 1, 1996 (Exhibit 10(o) to NEES'
               1998 Form 10-K, File No. 1-3446).

         *(k)  New England Electric Companies' Incentive
               Compensation Plan I, as amended through January 1,
               1998 (Exhibit 10(p) to NEES' 1998 Form 10-K, File
               No. 1-3446).

         *(l)  New England Electric Companies' Incentive
               Compensation Plan II as amended through January 1,
               1998 (Exhibit 10(q) to NEES' 1998 Form 10-K, File
               No. 1-3446).

         *(m)  New England Electric Companies' Incentive
               Compensation Plan III as amended through January 1, 1998 (Exhibit 10(r) to NEES' 1998 Form 10-K, File
               No. 1-3446).

         *(n)  New England Electric Companies' Form of Deferred
               Compensation Agreement for Directors (Exhibit 10(p) to NEES' 1980 Form 10-K, File No. 1-3446).

         *(o)  New England Electric Companies' Senior Incentive
               Compensation Plan as amended through January 1,
               1998 (Exhibit 10(s) to NEES' 1998 Form 10-K, File
               No. 1-3446).

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

         *(s)  New England Electric Companies' Long-Term
               Performance Share Award Plan amended through August 25, 1998 (Exhibit 10(w) to NEES' 1998 Form 10-K,
               File No. 1-3446).

         *(t)  New England Electric System Directors' Retirement
               Plan amended through December 11, 1998 (Exhibit
               10(x) to NEES 1998 Form 10-K, File No. 1-3446).

         *(u) Forms of Severance Protection Agreement (Exhibit 10(z) to NEES' 1996 Form 10-K, File No. 1-3446).
               Forms of Severance Protection Agreements (Exhibit 10(y) to NEES' 1998 Form 10-K, File No. 1-3446).

          (v)  USGen New England, Inc. Contracts

               (i) Asset Purchase Agreement between the Company and New England Power Company dated as of August 5, 1997 (Exhibit 2 to NEES' Form 10-Q for the period ended September 30, 1997, File No. 1-3446).

               (ii) Amended and Restated Wholesale Standard Offer Service Agreement between the Company and USGen New England, Inc. dated as of October 29, 1997 (Exhibit 10(w) to 1997 Form 10-K,
                     File No. 0-5464).

   * Compensation related plan, contract, or arrangement.

   (12) Statement re computation of ratios for incorporation by reference into the Narragansett registration statement on Form S-3, Commission File No. 33-61131 (filed herewith).

   (13) 1998 Annual Report to Stockholders (filed herewith).

   (24) Power of Attorney (filed herewith).

   (27) Financial Data Schedule (filed herewith).

Reports on Form 8-K
                               NEES
                               ----

    NEES filed a report on Form 8-K dated December 11, 1998 which contained ITEM 5.
                               NEP
                               ---

    NEP filed a report on Form 8-K dated December 11, 1998 which contained ITEM 5.

                          Mass. Electric
                          --------------

    Mass. Electric filed a report on Form 8-K dated December 11,
1998 which contained ITEM 5.

                           Narragansett
                           ------------

    Narragansett filed a report on Form 8-K dated December 11, 1998 which contained ITEM 5.

                  NEW ENGLAND ELECTRIC SYSTEM

                           SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned thereunto duly authorized.

                                   NEW ENGLAND ELECTRIC SYSTEM*

                                      s/Richard P. Sergel

                                      Richard P. Sergel
                                      President and
                                      Chief Executive Officer
March 31, 1999

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

     Michael E. Jesanis
     Senior Vice President and
     Chief Financial Officer


  Principal Accounting Officer

     s/John G. Cochrane

     John G. Cochrane
     Vice President and
     Treasurer


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

March 31, 1999

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

                                   NEW ENGLAND POWER COMPANY


                                      s/Peter G. Flynn

                                     Peter G. Flynn
                                     President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company.

     (Signature and Title)

  Principal Executive Officer


     s/Peter G. Flynn

     Peter G. Flynn
     President

  Principal Financial Officer


     s/John G. Cochrane

     John G. Cochrane
     Treasurer


  Principal Accounting Officer


     s/Howard W. McDowell

     Howard W. McDowell
     Controller


  Directors (a majority)

     Peter G. Flynn
     Alfred D. Houston
     Cheryl A. LaFleur                    s/John G. Cochrane
     Richard P. Sergel             All by:
                                            John G. Cochrane
                                            Attorney-in-fact


Date (as to all signatures on this page)

March 31, 1999

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

     (Signature and Title)

   Principal Executive Officer


     s/Lawrence J. Reilly

     Lawrence J. Reilly
     President

   Principal Financial Officer


     s/John G. Cochrane

     John G. Cochrane
     Treasurer

   Principal Accounting Officer


     s/Howard W. McDowell

     Howard W. McDowell
     Controller

   Directors (a majority)

     Cheryl A. LaFleur
     Robert L. McCabe
     Lydia M. Pastuszek
      Lawrence J. Reilly
       Christopher E. Root                s/John G. Cochrane
     Nancy H. Sala                 All by:
     Richard P. Sergel                   John G. Cochrane
                                         Attorney-in-fact

Date (as to all signatures on this page)

March 31, 1999

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

March 31, 1999

                 NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                        INDEX TO FINANCIAL STATEMENTS

                                                       References (Page)
                                                       -----------------------
                                                            1998 Annual
                                                     Form    Report to
                                                     10-K   Shareholders*
                                                     ----   -------------

Report of Independent Accountants...........................                     45

 Statements of Consolidated Income,
   Year Ended December 31, 1998, 1997 and 1996.............            21

 Statements of Consolidated Retained Earnings,
   Year Ended December 31, 1998, 1997 and 1996.............            21

 Consolidated Balance Sheets, December 31, 1998 and 1997...            22

 Consolidated Statements of Cash Flows,
   Year Ended December 31, 1998, 1997 and 1996.............            23

 Consolidated Statements of Capitalization,
   December 31, 1998 and 1997..............................            24

Notes to Financial Statements...............................                  26-44

For the Year Ended December 31, 1998, 1997 and 1996:

 Consent of Independent Accountants........................           104

 * Incorporated by Reference


             CONSENT OF INDEPENDENT ACCOUNTANTS
             ----------------------------------



  We consent to the incorporation by reference in the registration statements of New England Electric System (the "System") on Form S-3 of the Dividend Reinvestment and Common Share Purchase Plan (File No. 33-12313), on Forms S-4 (File Nos. 333-47383 and 333-60315) and on Forms
S-8 of the New England Electric System Companies Incentive Thrift Plan (File No. 33-26066), the New England Electric System Companies Incentive Thrift Plan II (File No. 33-35470) and the Yankee Atomic Electric Company Thrift Plan (File No. 2-67531) of our report dated February 23, 1999 on our audits of the consolidated financial statements of New England Electric System and subsidiaries as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 which report is incorporated by reference in this Annual Report on Form 10-K from the System's filing on Form 8-K, dated March 25, 1999.

  We also consent to the incorporation by reference in the registration statements of Massachusetts Electric Company on Form S-3 (File No. 333-46431) and The Narragansett Electric Company on Form S-3 (File No. 33-61131) of our reports dated February 23, 1999 on our audits of the financial statements of Massachusetts Electric Company and The Narragansett Electric Company, respectively, as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, which reports are incorporated by reference in this Annual Report on Form 10-K.




s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 31, 1999

                          NEW ENGLAND POWER COMPANY
                        INDEX TO FINANCIAL STATEMENTS


                                                       References (Page)
                                                       ----------------------
                                                            1998 Annual
                                                     Form    Report to
                                                     10-K   Shareholders*
                                                     ----   -------------

Report of Independent Accountants...........................                      1

Statements of Income,
 Year Ended December 31, 1998, 1997 and 1996...............            12

Statements of Retained Earnings,
 Year Ended December 31, 1998, 1997 and 1996...............            12

Balance Sheets, December 31, 1998 and 1997..................                     13

Statements of Cash Flows,
 Year Ended December 31, 1998, 1997 and 1996...............            14

Notes to Financial Statements...............................                  15-34

For the Year Ended December 31, 1998, 1997 and 1996:

 Consent of Independent Accountants........................           104


* Incorporated by Reference.

                        MASSACHUSETTS ELECTRIC COMPANY
                        INDEX TO FINANCIAL STATEMENTS


                                                           References (Page)
                                                        ----------------------
                                                            1998 Annual
                                                     Form    Report to
                                                     10-K   Shareholders*
                                                     ----   -------------

Report of Independent Accountants...........................               1

Statements of Income,
 Year Ended December 31, 1998, 1997 and 1996...............               10

Statements of Retained Earnings,
 Year Ended December 31, 1998, 1997 and 1996...............               10

Balance Sheets, December 31, 1998 and 1997..................              11

Statements of Cash Flows,
 Year Ended December 31, 1998, 1997 and 1996...............               12

Notes to Financial Statements...............................                13-26

For the Year Ended December 31, 1998, 1997 and 1996:

 Consent of Independent Accountants........................         104

 * Incorporated by Reference.

                      THE NARRAGANSETT ELECTRIC COMPANY
                        INDEX TO FINANCIAL STATEMENTS


                                                             References (Page)
                                                             ----------------------

                                                            1998 Annual
                                                     Form    Report to
                                                     10-K   Shareholders*
                                                     ----   -------------
Report of Independent Accountants...........................                      1

Statements of Income,
 Year Ended December 31, 1998, 1997 and 1996...............            10

Statements of Retained Earnings,
 Year Ended December 31, 1998, 1997 and 1996...............            10

Balance Sheets, December 31, 1998 and 1997..................                     11

Statements of Cash Flows,
 Year Ended December 31, 1998, 1997 and 1996...............            12

Notes to Financial Statements...............................                  13-26

For the Year Ended December 31, 1998, 1997 and 1996:

 Consent of Independent Accountants........................           104

 * Incorporated by Reference.
