Form 10-Q
period 1999-03-31
NEW ENGLAND ELECTRIC SYSTEM
filed 1999-05-17
CIK 71297

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


  (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1999

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

                       Yes (X)      No ( )

Common Shares, par value $1 per share, authorized and outstanding: 59,123,792 shares at March 31, 1999.

PART I FINANCIAL STATEMENTSItem 1. Financial Statements
----------------------------

                   NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                        Statements of Consolidated Income
                              Periods Ended March 31
                                   (Unaudited)
                                                Three Months                           Twelve Months
                                                ------------                           -------------
                                            1999     1998      1999       1998
                                            ----     ----      ----       ----
                                                         (In Thousands)
Operating revenue                         $657,502 $619,563 $2,458,472 $2,484,007
                                          -------- -------- ---------- ----------
Operating expenses:
  Fuel for generation                        3,058   85,784    146,996    359,019
  Purchased electric energy                250,840  122,675    761,512    506,374
  Cost of sales AllEnergy                   88,759   37,094    213,994     48,961
  Other operation                          111,298  117,500    507,275    538,417
  Maintenance                               16,952   38,013     87,979    150,329
  Depreciation and amortization             69,744   55,247    221,159    225,734
  Taxes, other than income taxes            28,460   40,219    123,004    146,985
  Income taxes                              29,144   35,885    115,613    149,144
                                          -------- -------- ---------- ----------
       Total operating expenses            598,255  532,417  2,177,532  2,124,963
                                          -------- -------- ---------- ----------
       Operating income                     59,247   87,146    280,940    359,044

Other income:
  Allowance for equity funds
   used during construction                    588        -      1,221          -
  Equity in income of generating companies     515    2,346      7,606      9,886
  Other income (expense), net                4,666       20      1,384    (14,067)
                                          -------- -------- ---------- ----------
       Operating and other income           65,016   89,512    291,151    354,863
                                          -------- -------- ---------- ----------
Interest:
  Interest on long-term debt                17,333   25,039     82,099    104,822
  Other interest                             2,245    5,947     24,120     19,096
  Allowance for borrowed funds used during
   construction                               (347)    (456)    (1,645)    (1,721)
                                          -------- -------- ---------- ----------
       Total interest                       19,231   30,530    104,574    122,197
                                          -------- -------- ---------- ----------

Income after interest                       45,785   58,982    186,577    232,666
Preferred dividends and net gain/loss on
  reacquisition of preferred stock
  of subsidiaries                              257      571      3,140     11,057
Minority interests                           1,375    1,533      6,120      6,513
                                          -------- -------- ---------- ----------

       Net income                         $ 44,153 $ 56,878 $  177,317 $  215,096
                                          ======== ======== ========== ==========

Average common shares - Basic           59,355,248          64,532,863 61,082,450     64,791,620
Average common shares - Diluted         59,502,829          64,616,568 61,195,181     64,851,221

Per share data:
   Net income Basic and Diluted               $.74      $.88     $2.90      $3.32
   Dividends declared                         $.59      $.59     $2.36      $2.36


                   Statements of Consolidated Retained Earnings
                                 (In Thousands)


Retained earnings at beginning of period$  998,912  $954,518$  973,521  $ 910,841
Net income                                  44,153    56,878   177,317    215,096
Dividends declared on common shares        (34,937)  (37,875) (142,710)  (152,416)
                                        ----------  ------------------  ---------
Retained earnings at end of period      $1,008,128  $973,521$1,008,128  $ 973,521
                                        ==========  ==================  =========
    The accompanying notes are an integral part of these financial statements.

                   NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                                          March 31,                 December 31,
                                      ASSETS               1999          1998
                                      ------               ----          ----
                                                              (In Thousands)
Utility plant, at original cost                         $4,144,766   $4,130,102
    Less accumulated provisions for depreciation
     and amortization                                    1,717,513    1,694,653
                                                        ----------   ----------
                                                         2,427,253    2,435,449
Construction work in progress                               68,505       52,977
                                                        ----------   ----------
         Net utility plant                               2,495,758    2,488,426
                                                        ----------   ----------
Investments:
    Nuclear power companies, at equity                      47,323       48,538
    Other subsidiaries, at equity                            2,136        2,374
    Non-utility property and other investments             188,850      169,196
                                                        ----------   ----------
         Total investments                                 238,309      220,108
                                                        ----------   ----------
Current assets:
    Cash                                                   114,262      187,673
    Marketable securities                                   42,533       57,915
    Accounts receivable, less reserves of $19,696,000
     and $18,196,000                                       299,761      294,943
    Unbilled revenues                                       67,187       87,467
    Fuel, materials, and supplies, at average cost          33,696       38,339
    Prepaid and other current assets                        22,962       57,081
                                                        ----------   ----------
         Total current assets                              580,401      723,418
                                                        ----------   ----------
Regulatory assets                                        1,512,938    1,599,657
Goodwill, net of amortization                               92,248       13,279
Deferred charges and other assets                           31,820       25,647
                                                        ----------   ----------
                                                        $4,951,474   $5,070,535
                                                        ==========   ==========
                          CAPITALIZATION AND LIABILITIES
                          ------------------------------
Capitalization:
    Common share equity:
      Common shares, par value $1 per share:
        Authorized - 150,000,000 shares
        Issued - 64,969,652 shares
        Outstanding - 59,123,792 shares and 59,171,015 shares        $   64,970     $   64,970
    Paid-in capital                                        736,744      736,744
    Retained earnings                                    1,008,128      998,912
    Treasury stock - 5,845,860 shares and 5,798,637 shares(240,040)    (237,767)
    Accumulated other comprehensive income, net              7,390        7,144
                                                        ----------   ----------
         Total common share equity                      $1,577,192   $1,570,003

    Minority interests in consolidated subsidiaries         39,034       38,742
    Cumulative preferred stock of subsidiaries              19,480       19,480
    Long-term debt                                       1,046,762    1,055,740
                                                        ----------   ----------
         Total capitalization                            2,682,468    2,683,965
                                                        ----------   ----------
Current liabilities:
    Long-term debt due within one year                      42,314       36,307
    Accounts payable                                       183,269      204,992
    Accrued taxes                                           21,389       24,196
    Accrued interest                                        15,580       16,680
    Dividends payable                                       31,989       34,412
    Other current liabilities                              125,252      142,975
                                                        ----------   ----------
         Total current liabilities                         419,793      459,562
                                                        ----------   ----------
Deferred federal and state income taxes                    466,632      472,140
Unamortized investment tax credits                          60,324       65,292
Accrued Yankee nuclear plant costs                         232,770      242,138
Purchased power obligations                                795,765      832,668
Other reserves and deferred credits                        293,722      314,770
                                                        ----------   ----------
                                                        $4,951,474   $5,070,535
                                                        ==========   ==========
    The accompanying notes are an integral part of these financial statements.

                   NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             Quarters Ended March 31
                                   (Unaudited)
                                                           1999          1998
                                                           ----          ----
                                                              (In Thousands)
Operating activities:
      Net income                                        $ 44,153      $ 56,878
      Adjustments to reconcile net income to net cash
        provided by operating activities:
      Depreciation and amortization                        71,547       55,992
      Deferred income taxes and investment tax credits, net(5,318)      (9,249)
      Allowance for funds used during construction           (935)        (456)
      Minority interests                                    1,375        1,533
      Decrease (increase) in accounts receivable,
       net and unbilled revenues                           24,733        5,786
      Decrease (increase) in fuel, materials, and supplies  5,480      (12,224)
      Decrease (increase) in prepaid and other current assets           34,416    (2,742)
      Increase (decrease) in accounts payable             (25,147)      31,416
      Increase (decrease) in other current liabilities    (27,244)      23,586
      Other, net                                          (34,347)      10,032
                                                        ---------    ---------
         Net cash provided by operating activities      $  88,713    $ 160,552
                                                        ---------    ---------

Investing activities:
      Plant expenditures, excluding allowance for
        funds used during construction                  $ (39,534)   $ (41,343)
      Proceeds from sale of New England Energy Incorporated
       oil and gas properties                                   -       50,000
      Purchase of available-for-sale securities, net       15,382            -
      Other investing activities                          (94,235)      (6,045)
                                                        ---------    ---------
         Net cash provided by (used in) investing activities         $(118,387)$   2,612
                                                        ---------    ---------

Financing activities:
      Dividends paid to minority interests              $  (1,581)   $  (1,574)
      Dividends paid on NEES common shares                (36,861)     (38,168)
      Short-term debt                                           -       82,375
      Long-term debt - issues                                   -       25,000
      Long-term debt - retirements                         (3,040)    (209,950)
      Repurchase of common shares                          (2,273)     (14,437)
      Preferred stock - redemptions                             -          (26)
      Return of capital to minority interests
        and related premium                                    18            -
                                                        ---------    ---------
         Net cash used in financing activities          $ (43,737)   $(156,780)
                                                        ---------    ---------

Net increase (decrease) in cash and cash equivalents    $ (73,411)   $   6,384

Cash and cash equivalents at beginning of period          187,673       14,264
                                                        ---------    ---------
Cash and cash equivalents at end of period              $ 114,262     $ 20,648
                                                        =========    =========

    The accompanying notes are an integral part of these financial statements.

          NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
            Notes to Unaudited Financial Statements

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

  NEES and/or its subsidiaries have been named as potentially responsible parties (PRPs) by either the United States Environmental Protection Agency or the Massachusetts Department of Environmental Protection for 20 sites at which hazardous waste is alleged to have been disposed. Private parties have also contacted or initiated legal proceedings against NEES and certain subsidiaries regarding hazardous waste cleanup. The most prevalent types of hazardous waste sites with which NEES and its subsidiaries have been associated are manufactured gas locations. (Until the early 1970s, NEES was a combined electric and gas holding company system.) NEES is aware of approximately 40 such manufactured gas locations, including 10 for which the NEES companies have been identified by either federal or state regulatory agencies as PRPs, mostly located in Massachusetts. NEES has reported the existence of all manufactured gas locations of which it is aware to state environmental regulatory agencies. NEES is engaged in various phases of investigation and remediation work at approximately 20 of the manufactured gas locations. NEES and its subsidiaries are currently aware of other possible hazardous waste sites, and may in the future become aware of additional sites, that they may be held responsible for remediating.

  In 1993, the Massachusetts Department of Public Utilities approved a settlement agreement that provides for the rate recovery of remediation costs of former manufactured gas sites and certain other hazardous waste sites located in Massachusetts. Under that agreement, qualified costs related to these sites are paid out of a special fund established on Massachusetts Electric Company's (Massachusetts Electric) books. Rate-recoverable contributions of $3 million, adjusted since 1993 for inflation, are added annually to the fund along with interest, lease payments, and any recoveries from insurance carriers and other third parties. At March 31, 1999, the fund had a balance of $47 million.

  Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by NEES or its subsidiaries. In certain cases, agreements have been entered into with other parties which establish the liabilities for NEES and its subsidiaries. If, however, the other parties to these agreements should seek protection under the bankruptcy laws, NEES' liabilities could increase. The NEES companies have recovered amounts from certain insurers, and, where appropriate, intend to seek recovery from other insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful. At March 31, 1999, NEES had total reserves for environmental response costs of $55 million, which includes reserves established in connection with the Massachusetts Electric hazardous waste fund referred to above. NEES believes that hazardous waste liabilities for all sites of which it is aware, and which are not covered by a rate agreement, are not material to its financial position.

Note B - Nuclear Units
----------------------

Nuclear Units Permanently Shut Down

  Three regional nuclear generating companies in which New
England Power Company (NEP) has a minority interest own nuclear generating units that have been permanently shut down. These three units are as follows:

                                                              Future
                                                             Estimated
                             NEP's                            Billings
                          Investment         Date              to NEP
Unit                    %     $ (millions)                  Retired                $ (millions)
-----------------------------------------------------------------
Yankee Atomic                30                5            Feb 1992          21
Connecticut Yankee           15               16            Dec 1996          72
Maine Yankee                 20               16            Aug 1997         139

  In the case of each of these units, NEP has recorded a liability and an offsetting regulatory asset reflecting the estimated future billings from the companies. In a 1993 decision, the Federal Energy Regulatory Commission (FERC) allowed Yankee Atomic to recover its undepreciated investment in the plant as well as unfunded nuclear decommissioning costs and other costs. Connecticut Yankee and Maine Yankee have both filed similar requests with the FERC. Several parties have intervened in opposition to both filings. In August 1998, a FERC Administrative Law Judge (ALJ) issued an initial decision which would allow for full recovery of Connecticut Yankee's unrecovered investment, but precluded a return on that investment. Connecticut Yankee, NEP, and other parties have filed with the FERC exceptions to the ALJ's decision. Should the FERC uphold the ALJ's initial decision in its current form, NEP's share of the loss of the return component would total approximately $12 million to $15 million before taxes. In January 1999, parties in the Maine Yankee proceeding filed a comprehensive settlement agreement with the FERC, under which Maine Yankee would recover all unamortized investment in the plant, including a return on its equity investment of 6.5 percent, as well as decommissioning costs and other costs. This settlement agreement requires FERC approval. NEP's industry restructuring settlements allow it to recover all costs that the FERC allows these Yankee companies to bill to NEP.

  NEP and several other shareholders (Sponsors) of Maine Yankee are parties to 27 contracts (Secondary Purchase Agreements) under which they sold portions of their entitlements to Maine Yankee power output through 2002 to various entities, primarily municipal and cooperative systems in New England (Secondary Purchasers). Virtually all of the Secondary Purchasers had ceased making payments under the Secondary Purchase Agreements, claiming that such agreements excuse further payments upon plant shutdown. In February 1999, a settlement agreement which fully resolves the dispute between the Sponsors and Secondary Purchasers was filed with the FERC, under which the Secondary Purchasers would be required to make certain payments to Maine Yankee, and, in turn, to NEP, related to both past and future obligations under the Secondary Purchase Agreements. This settlement agreement requires FERC approval. Shutdown costs are recoverable from customers under the Settlement Agreements.

  A Maine statute provides that if both Maine Yankee and its decommissioning trust fund have insufficient assets to pay for the plant decommissioning, the owners of Maine Yankee are jointly and severally liable for the shortfall.

Operating Nuclear Units

  NEP has minority interests in three other nuclear generating units: Vermont Yankee, Millstone 3, and Seabrook 1. Uncertainties regarding the future of nuclear generating stations, particularly older units, such as Vermont Yankee, are increasing rapidly and could adversely affect their service lives, availability, and costs. These uncertainties stem from a combination of factors, including the acceleration of competitive pressures in the power generation industry and increased Nuclear Regulatory Commission
(NRC) scrutiny. NEP performs periodic economic viability reviews of operating nuclear units in which it holds ownership interests.

Nuclear Divestiture

  NEP is engaged in efforts to divest its interests in the three operating nuclear units mentioned above. On February 25, 1999, the Board of Directors of Vermont Yankee Nuclear Power Corporation granted an exclusive right to AmerGen Energy Company (AmerGen), a joint venture by PECO Energy and British Energy to conduct a due diligence review over the next 120 days and negotiate a possible agreement to purchase the assets of Vermont Yankee. Provided the due diligence review leads to successful completion of negotiations for a sale, consummation of such a sale would be contingent on regulatory approvals by the NRC, the Securities and Exchange Commission, under the Public Utility Holding Company Act of 1935, and the Vermont Public Service Board, among others. The regulatory process could take eight to twelve months or longer. In past negotiations for the sale of nuclear plants, due diligence review has not guaranteed that a sale will occur. NEP has a 20 percent ownership interest in Vermont Yankee and an investment of approximately $11 million at March 31, 1999.

Millstone 3

  In July 1998, Millstone 3 returned to full operation after being shut down since April 1996. In April 1999, the NRC eliminated its "Watch List" designation process and has implemented a process that categorizes plants as requiring one of three levels of attention: "agency focus", calling for the attention of the Executive Director for Operations and/or the Commission; "regional focus", calling for special attention from the appropriate Regional Administrator; and "routine focus", calling for normal everyday oversight. Millstone 3 has been categorized as the subject of regional focus. Millstone 3 is operated by a subsidiary of Northeast Utilities (NU). A criminal investigation related to Millstone 3 is ongoing.

  In August 1997, NEP sued NU in Massachusetts Superior Court for damages resulting from the tortious conduct of NU that caused the shutdown of Millstone 3. NEP's damages include the costs of replacement power during the outage, costs necessary to return Millstone 3 to safe operation, and other additional costs. Most of NEP's incremental replacement power costs have been recovered from customers, either through fuel adjustment clauses or through provisions in settlement agreements approved by state and federal regulators in 1998 (Settlement Agreements). NEP also seeks punitive damages. NEP also sent a demand for arbitration to Connecticut Light & Power Company and Western Massachusetts Electric Company, both subsidiaries of NU, seeking damages resulting from their breach of obligations under an agreement with NEP and others regarding the operation and ownership of Millstone 3. The arbitration is scheduled for October 1999. In July 1998, the court denied NU's motion to dismiss and its motion to stay pending arbitration. NEP subsequently amended its complaint by, among other things, adding NU's Trustees as defendants. In December 1998, NU moved for summary judgement. NEP's suit has been consolidated with suits filed by other joint owners. The court is in the process of scheduling a trial date. Some or all of the damages awarded from the lawsuit would be refunded to customers.

Nuclear Decommissioning

  NEP is liable for its share of decommissioning costs for Millstone 3, Seabrook 1, and all of the Yankees. Decommissioning costs include not only estimated costs to decontaminate the units as required by the NRC, but also costs to dismantle the uncontaminated portion of the units. NEP records decommissioning costs on its books consistent with its rate recovery. NEP is recovering its share of projected decommissioning costs for Millstone 3 and Seabrook 1 through depreciation expense. In addition, NEP is paying its portion of projected decommissioning costs for all of the Yankees through purchased power expense. Such costs reflect estimates of total decommissioning costs approved by the FERC.

  In New Hampshire, legislation was recently enacted which makes owners of Seabrook 1, in which NEP owns a 10 percent interest, proportional guarantors for decommissioning costs in the event that an owner without a franchise service territory fails to fund its share of decommissioning costs. Currently, a single owner of an approximate 12 percent share of Seabrook 1 has no franchise service territory.

  The New Hampshire Nuclear Decommissioning Finance Committee is reviewing Seabrook Station's decommissioning estimate and associated annual funding levels. Among the items being considered is the imposition of joint and several liability among the Seabrook joint owners for decommissioning funding. NEP cannot predict what additional liability, if any, may be imposed on it.

  The Nuclear Waste Policy Act of 1982 establishes that the federal government (through the Department of Energy (DOE)) is responsible for the disposal of spent nuclear fuel. The federal government requires NEP to pay a fee based on its share of the net generation from the Millstone 3 and Seabrook 1 nuclear generating units. Prior to 1998, NEP recovered this fee through its fuel clause. Under the Settlement Agreements, substantially all of these costs are recovered through contract termination charges (CTC). Similar costs are billed to NEP by Vermont Yankee and also recovered from customers through the same mechanism. In November 1997, ruling on a lawsuit brought against the DOE by numerous utilities and state regulatory commissions, the U.S. Court of Appeals for the District of Columbia (the Appeals Court) held that the DOE was obligated to begin disposing of utilities' spent nuclear fuel by January 31, 1998. The DOE failed to meet this deadline, and is not expected to have a temporary or permanent repository for spent nuclear fuel for many years. In February 1998, Maine Yankee petitioned the Appeals Court to compel the DOE to remove Maine Yankee's spent fuel from the site. In May 1998, the Appeals Court rejected the petitions of Maine Yankee and the other utilities and state regulatory commissions, stating that the issue of damages was a contractual matter. The operators of the units in which NEP has an obligation, including Maine Yankee, Connecticut Yankee, and Yankee Atomic, continue to pursue damage claims against the DOE in the Federal Court of Claims (Claims Court). In October 1998, the Claims Court ruled that the DOE violated a commitment to remove spent fuel from Yankee Atomic. The Claims Court issued similar rulings in November 1998 related to cases brought by Connecticut Yankee and Maine Yankee. Further proceedings will be scheduled by the Claims Court to decide the amount of damages. On April 6, 1999, a federal judge with the Claims Court dismissed a lawsuit brought by Northern States Power Company seeking damage payments resulting from the DOE's failure to remove spent fuel from nuclear power plants. It is unclear at this time what effect, if any, this ruling will have on the independent separate lawsuits brought by Yankee Atomic, Maine Yankee, and Connecticut Yankee.

Note C - Town of Norwood Dispute
--------------------------------

  In September 1998, the United States District Court (District Court) for the District of Massachusetts dismissed the lawsuit filed in April 1997 by the Town of Norwood, Massachusetts against NEES and NEP. NEP had been a wholesale power supplier for Norwood pursuant to rates approved by the FERC. In the lawsuit, Norwood had alleged that NEP's divestiture of its power generating assets would violate the terms of a 1983 power contract. Norwood also alleged that the divestiture and recovery of stranded investment costs contravened federal antitrust laws. The District Court judge granted NEES' and NEP's motion for dismissal on the grounds that the contract did not require NEP to retain its generating units, that the FERC-approved filed rates govern these matters, and that Norwood had adequate opportunity at the FERC to litigate these matters. Norwood filed a motion to alter or amend the order of dismissal, which was denied. In December 1998, Norwood filed a second motion to amend judgement and also filed an appeal with the First Circuit Court of Appeals (First Circuit). In March 1999, the District Court denied Norwood's second motion to amend judgement.

  In March 1998, Norwood gave notice of its intent to terminate its contract with NEP, without accepting responsibility for its share of NEP's stranded costs, and began taking power from another supplier commencing in April 1998. In May 1998, the FERC ruled that NEP could assess a CTC to any of NEP's unaffiliated customers that choose to terminate their wholesale power contracts early. Norwood claimed that the CTC approved by the FERC did not apply to Norwood; however, in denying Norwood's motion for rehearing, the FERC ruled that the charge did apply to Norwood. Norwood has appealed this decision to the First Circuit. NEP's billings to Norwood for this charge through March 1999 have been approximately $7 million, which remain unpaid. NEP filed a collection action with the Massachusetts Superior Court in December 1998 to recover these amounts. Norwood filed a motion to dismiss or stay in January 1999, which has been denied.

  Norwood also appealed the FERC's orders approving the divestiture and the Massachusetts and Rhode Island industry restructuring settlement agreements (including modification of NEP's contracts with Massachusetts Electric and The Narragansett Electric Company) to the First Circuit, despite the FERC's finding that those settlement agreements do not apply to Norwood.

  The First Circuit has consolidated all three of Norwood's appeals from the FERC's orders with two other appeals filed by the Northeast Center for Social Issue Studies, which challenge the FERC's approval of NEP's sale of its hydroelectric facilities. The case is expected to be fully briefed by July 1999.

Note D - Marketable Securities
------------------------------

  At March 31, 1999, marketable securities consist primarily of corporate debt, mortgage-backed government securities, and collateralized mortgage obligations. Marketable securities have been categorized as available-for-sale and, as a result, are carried at fair value, based generally on quoted market prices. At March 31, 1999, NEES had marketable securities with a fair value of approximately $94 million. Fair value closely approximated cost. Marketable securities are available for current operations and are classified as current assets, and have contractual maturities of less than two years. During the first quarter of 1999, the proceeds received from the sales of securities held as available-for-sale totaled approximately $53 million, which resulted in immaterial realized gains and losses.

Note E - Average Common Shares
------------------------------

  The following table summarizes the reconciling amounts between basic and diluted earnings per share (EPS) computations, in compliance with Statement of Financial Accounting Standards No. 128, Earnings per Share, which became effective during 1997, and requires restatement for all prior-period EPS data presented.

                                                               Quarter Ended       Twelve Months Ended
                                                               -----------------------------------------
Period Ended March 31,               1999      1998    1999      1998
-------------------------------------------------------------------------------------
Income after interest and minority
 interest (000s)                    $44,410   $57,449  $180,457  $226,153

Less: preferred stock dividends
 and net gain/loss on reacquisition of
 preferred stock of subsidiaries (000s)       $   257   $   571  $  3,140  $ 11,057

Income available to common
 shareholders (000s)                $44,153   $56,878  $177,317  $215,096

Basic EPS                              $.74      $.88     $2.90     $3.32

Diluted EPS                            $.74      $.88     $2.90     $3.32
-------------------------------------------------------------------------------------
Average common shares
 outstanding for Basic EPS       59,355,24864,532,86361,082,45064,791,620

Effect of Dilutive Securities

Average potential common shares
 related to share-based
 compensation plans                 147,581              83,705         112,731     59,601
-------------------------------------------------------------------------------------
Average common shares
 outstanding for Diluted EPS               59,502,82964,616,56861,195,18164,851,221
-------------------------------------------------------------------------------------

Note F - Comprehensive Income
-----------------------------

     In the first quarter of 1998, NEES adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (FAS 130). FAS 130 establishes standards for reporting comprehensive income and its components. Comprehensive income for the period is equal to net income plus "other comprehensive income," which, for NEES, consists of the change in the unrealized holding gains on available-for-sale securities during the period. Total comprehensive income is calculated for the quarters ended March 31, 1999 and 1998, respectively, in the table below:

                                              Quarters Ended March 31,
                                              ------------------------
                                                    1999        1998
                                                    ----        ----
                                                (In Thousands)

Net income                                        $44,153     $56,878

Other comprehensive income, net of tax:

Unrealized gains, net of tax expense of
 $575 and $1,249, respectively                      1,060       2,304
Less: Reclassification adjustments for realized
 gains included in net income, net of tax
 expense of $441 and $62, respectively                814         114
                                                  -------     -------
      Total comprehensive income                  $44,399     $59,068
                                                  =======     =======

Note G - Segment Information
----------------------------

  NEES has two reportable segments: (1) regulated electric operations and (2) unregulated subsidiaries. The unregulated subsidiaries are principally engaged in the marketing of energy commodities and services and the construction and leasing of telecommunications infrastructure. All of the other NEES companies are part of the electric operations segment, including the parent company and the administrative services subsidiary.


                           Quarter Ended             Quarter Ended
                           March 31, 1999            March 31, 1998
                           --------------            --------------
                    Electric Unregulated     Total               Electric Unregulated     Total
                    -------- -----------     -----               -------- -----------     -----
(In millions)
Revenues from
 external customers   553       105      658          584   36           620

Net income (loss)      44         -       44           63   (6)           57

                           March 31, 1999            December 31, 1998
                           --------------            -----------------
                    Electric Unregulated     Total               Electric Unregulated     Total
                    -------- -----------     -----               -------- -----------     -----
Total assets         4,726      225         4,951   4,948      123 5,071


Note H - Derivative Instruments
--------------------------------

  NEES, through its wholly owned subsidiary, AllEnergy, uses derivative instruments to manage exposure in fluctuations in commodity prices. At this time, AllEnergy uses derivative instruments to manage risks associated with natural gas, propane, and oil prices. Hedge criteria used and accounting for hedge transactions are in accordance with Statement of Financial Accounting Standards No. 80, Accounting for Futures Contracts (FAS 80). FAS 80 states that in order to qualify as a hedge, price movements in commodity derivatives must be highly correlated with the underlying hedged commodity and must reduce exposure to market fluctuations throughout the hedged period. Any gain or loss on a derivative that qualifies as a hedge under FAS 80 is deferred until recognized in the income statement in the same period as the hedged item is recognized in the income statement.

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), which establishes accounting and reporting standards for such instruments. FAS 133 requires recognition of all derivatives as either assets or liabilities on the balance sheet and requires measurement of those instruments at fair value. If certain conditions are met, derivatives may be treated as hedges and accounted for in the income statement in the same manner as under FAS 80. To the extent these conditions are not met, that portion of the gain or loss is reported in earnings immediately. FAS 133 is effective for fiscal years beginning after June 15, 1999. As of March 31, 1999, all of AllEnergy's derivative instruments qualified as hedges under FAS 80, with limited exceptions, and are expected to qualify as hedges under FAS 133. The derivative instruments that do not qualify as hedges under FAS 80 and are recognized in income immediately are immaterial to NEES.

Note I
------

  In the opinion of NEES, these financial statements reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results of its operations for the periods presented and should be considered in conjunction with the notes to the consolidated financial statements in NEES' 1998 Annual Report.

           NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES

   Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations
-----------------------------------------------------------------


  This section contains management's assessment of New England Electric System's (NEES) financial condition and the principal factors having an impact on the results of operations. This discussion should be read in conjunction with the consolidated financial statements and footnotes and the 1998 Annual Report on Form 10-K.

Merger Agreements
-----------------

  On December 11, 1998, NEES and The National Grid Group plc (National Grid) agreed to a merger whereby National Grid would acquire all of the outstanding shares of NEES for $53.75 per share (subject to upward adjustment up to a maximum of $54.35 per share depending on the date of closing). On February 1, 1999, NEES agreed to acquire Eastern Utilities Associates (EUA) for $31.00 per share subject to upward adjustment depending on the date of closing. For a full discussion of NEES' merger agreements with National Grid and EUA, see the Merger Agreements sections of the NEES Form 10-K for 1998 and the NEES 1998 Annual Report.

Update of Merger Agreements with National Grid and EUA

  On April 9, 1999, NEES and National Grid received clearance under the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976, as amended. In addition, shareholders of National Grid approved the proposed merger on April 22, 1999 with 99 percent of those voting approving the merger. On May 3, 1999, NEES received the approval of more than the required majority of outstanding shares for the merger with 75 percent of outstanding shares voting in favor of the merger. Of those shares voted, in excess of 94 percent voted in favor of the merger. NEES and National Grid have also filed for merger approval with the Securities and Exchange Commission (SEC), Federal Energy Regulatory Commission (FERC), and Nuclear Regulatory Commission
(NRC). NEES and National Grid have also made filings in the states in which NEES subsidiaries operate where support or approval for the merger is required. On April 21, 1999, the New Hampshire Public Utilities Commission (NHPUC) issued an order finding that the NEES/National Grid merger filing did not satisfy the requirements for exemption from the NHPUC's formal review process. Hearings on the merger are scheduled for June 1999. On April 29, 1999, the Committee on Foreign Investment in the United States under the Exon-Florio Provisions of the Omnibus Trade and

Competitiveness Act of 1988 concluded there were no issues of national security to warrant any investigation. The
NEES/National Grid merger is expected to be completed by early
2000.

  On April 29, 1999, NEES and EUA also received clearance under HSR for the NEES acquisition of EUA. NEES and EUA have filed for merger approval with the FERC and the Commonwealth of Massachusetts. The acquisition of EUA also requires approval by the SEC and NRC, and approval by certain states in which EUA subsidiaries operate. On May 17, 1999, EUA shareholders approved the acquisition of EUA by NEES. The acquisition of EUA is expected to be completed by early 2000.

Industry Restructuring
----------------------

  For a full discussion of industry restructuring activities, NEES' divestiture of its nonnuclear generating business, stranded cost recovery, accounting implications of industry restructuring and divestiture, and the impact of restructuring on the distribution business, see the "Industry Restructuring", "Accounting Implications", and "Impact of Restructuring on Distribution Business" sections of the NEES Form 10-K for 1998 and the NEES 1998 Annual Report.

Year 2000 Readiness Disclosure
------------------------------

     Over the course of this year, most companies will face a potentially serious information systems (computer) problem because many software applications and operational programs written in the past may not properly recognize calendar dates associated with the year 2000 (Y2K). This could cause computers to either shut down or lead to incorrect calculations.

  During 1996, the NEES companies began the process of identifying the changes required to their computer software and hardware to mitigate Y2K issues. The NEES companies established a Y2K Project team to manage these issues, which has consisted of as many as 70 full-time equivalent staff at some points in time, primarily external consultants being overseen by an internal Y2K management team. To facilitate the Y2K Project, NEES entered into contracts with Keane, Inc. and IBM to provide personnel support to the Y2K Project. Through March 31, 1999, the NEES companies have spent approximately $17 million with these vendors, which is included in the cost figures disclosed below. The Y2K Project team reports project progress to a Y2K Executive Oversight Committee each month. The team also makes regular reports to NEES' Board of Directors and its Audit Committee. The NEES companies have separated their Y2K Project into four parts as shown below, along with the estimated completion dates for each part.

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

  Critical systems include major operational and informational systems such as the NEES companies' financial-related and customer information systems. These mission critical systems were first addressed at an individual component level, and then, upon satisfactory completion of that testing, reviewed at an integrated level, during which the Y2K Project team tested for Y2K problems which could be caused by various system interfaces. Additionally, contingency plans are being formulated for mission critical systems, as described below.

  The overall Y2K Project has also been designed such that Y2K-related work performed by external consultants is reviewed by NEES employees, and vice-versa. The Y2K Project team management periodically benchmarks its progress against the recommended progress schedule documented by the North American Electric Reliability Council (NERC), and is currently ahead of the recommended schedule.

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

  The NEES companies believe total costs associated with making the necessary modifications to all centralized and noncentralized systems will be approximately $28 million. These costs include the replacement of approximately one thousand desktop computers. In addition, the NEES companies are spending $7 million related to the replacement of the human resources and payroll system, in part due to the Y2K issue. As of March 31, 1999, total Y2K-related costs of approximately $30 million have been incurred, of which approximately $4 million has been capitalized. The NEES companies continually review their cost estimates based upon the overall Y2K Project status, and update these estimates as warranted.

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

  Interregional and regional contingency plans are being formulated that address emergency scenarios due to the interconnection of utility systems throughout the United States. At a regional level, the NEES companies are participating and cooperating with NEPOOL and ISO New England. Overall regional activities, including those of NEPOOL and ISO New England, will be coordinated by the Northeast Power Coordinating Council, whose activities will be incorporated into the interregional coordinating effort by NERC. The target for the completion of this planning process is mid-1999. The NEES companies have noted that the Y2K coordination efforts by ISO New England began in May 1998, resulting in a demanding and difficult schedule to attain regional and interregional target dates.

  The NEES companies believe that the contingency plans being developed both internally and on a regional level should substantially mitigate the risks of Y2K-related failures at NEES company facilities or those caused by the inability of entities, such as ISO New England, to maintain the short-term reliability of various generator and/or transmission lines on a regional or interregional basis. Such risks include temporary disruptions of electric service, which the NEES companies believe is the worst case Y2K scenario with a reasonable chance of occurring. In the event that a short-term disruption in service occurs, NEES does not expect that it would have a material impact on its financial position or results of operation.

  While the NEES companies believe that their overall Y2K program will satisfactorily address all critical operational and system-related issues, significant risks remain. These risks include, but are not limited to, the Y2K readiness of third parties, including other utilities, power suppliers, and ISO New England, cost and timeline estimates of remaining Y2K mitigation efforts, and the overall accuracy of assumptions made related to future events in the development of the Y2K mitigation effort.

Collective Bargaining Agreements
--------------------------------

  The NEES companies have reached tentative agreements on new four year contracts with the three unions that represent its employees. These agreements are subject to ratification by the union membership.

Earnings
--------

  Earnings for the first quarter of 1999 were $.74 per share on
59.5 million average diluted common shares, compared with $.88 per share on 64.6 million average diluted common shares for the first quarter of 1998.

  The decrease in earnings reflects significant revenue reductions due to the continuing impact of the restructuring of the utility business and the effect of the divestiture of NEES' nonnuclear generating business. The decrease in earnings was partially offset by revenues from increased kilowatthour (kWh) deliveries, improved results from investments in unregulated ventures, reduced interest expense and increased interest income, and the positive effects of a common share repurchase program.

  Industry restructuring continues to have a negative impact on revenues. Rate reductions were implemented upon the commencement of providing customer choice of electric supplier. These initial rate reductions commenced for all customers in Rhode Island, Massachusetts, and New Hampshire on January 1, March 1, and July 1, 1998, respectively. Further rate reductions were provided to customers following the sale of NEES' nonnuclear generating business on September 1, 1998. The combined effect of these events on first quarter revenues and operating expenses reduced earnings by approximately $.50 per share.

  These decreases were partially offset by improved results from NEES' unregulated businesses. Growth of these businesses eliminated first quarter 1998 losses of approximately $.08 per share. Earnings in the first quarter of 1999 were also positively affected by: a) increased kWh deliveries of approximately 2.8 percent compared with first quarter 1998 as a result of a continued strong economy and the effect of weather (approximately $.03 per share), b) reduced interest expense due to the retirement of debt associated with the sale of the nonnuclear generating business and increased interest income due to the reinvestment of the proceeds from the sale (approximately $.15 per share), and c) the elimination of certain liabilities related to open access transmission tariffs (approximately $.05 per share). NEES' 1998 common share repurchase program improved earnings in 1999 by approximately $.04 per share.

Operating Revenue
-----------------

  Operating revenue increased $38 million in the first quarter of 1999 compared with the corresponding period in 1998. As discussed in the "Earnings" section, this increase reflects increased revenue of approximately $70 million as a result of growth of NEES' unregulated businesses and a 2.8 percent increase in kWh deliveries to ultimate customers, partially offset by the effects of industry restructuring. First quarter 1999 revenues were also favorably affected by a $41 million distribution rate increase at Massachusetts Electric Company (Massachusetts Electric) that went into effect on March 1, 1998 in accordance with the provisions of the industry restructuring settlement in Massachusetts.

Operating Expenses
------------------

  Operating expenses for the first quarter of 1999 increased $66 million compared with the corresponding period in 1998, reflecting increased purchased electric energy expenses, increased cost of sales for AllEnergy Marketing Company, L.L.C. (AllEnergy), and increased depreciation and amortization expenses. These increases were partially offset by reduced fuel costs, reduced operation and maintenance expenses, and reduced property and payroll taxes.

  The increase in AllEnergy's cost of sales reflects acquisitions of new businesses during 1998 and early in 1999.

  The decrease in operation and maintenance expenses amounted to $27 million and was primarily due to reduced generation-related costs of $32 million resulting from the September 1, 1998 sale of NEES' nonnuclear generating facilities and reduced charges of approximately $2 million from the partially owned Millstone 3 nuclear generating facility. These decreases were partially offset by increased transmission wheeling expenses of $2 million and increased AllEnergy-related costs of $5 million.

  Depreciation and amortization expenses increased during the first quarter primarily due to the recovery and amortization of generation-related stranded costs in 1999 being greater than depreciation and amortization of generation-related plant in 1998. The increase was also due in part to the effect of an $11 million increase in annual depreciation expense provided for in the Massachusetts settlement that went into effect in March 1998, as well as increased depreciation expense due to new utility plant expenditures.

Interest Expense and Other Income
---------------------------------

  The decrease in interest expense is principally due to reduced interest on long-term debt as a result of the defeasement of debt in conjunction with the sale of NEES' nonnuclear generating business.

  The increase in other income primarily represents interest income as a result of the reinvestment of the proceeds from the sale of the nonnuclear generating business and the impact of a write-off of loss on reacquired debt by Massachusetts Electric in 1998.

Liquidity and Capital Resources
-------------------------------

  Plant expenditures for the first quarter of 1999 totaled $40 million. The funds necessary for utility plant expenditures were primarily provided by internally generated funds.

  In the first three months of 1999, the Hydro-Transmission
Companies retired $3 million of long-term debt.

  At March 31, 1999, NEES and its consolidated subsidiaries had lines of credit and standby bond purchase facilities with banks totaling approximately $900 million. These lines and facilities were used for liquidity support for $372 million of NEP bonds in tax-exempt commercial paper mode.

  On February 12, 1999, AllEnergy acquired Griffith Consumers Company (Griffith Consumers), a full-service distributor of residential and commercial heating oil in Washington D.C., and in parts of Maryland, Delaware, Virginia, and West Virginia. In addition to heating oil sales, Griffith Consumers provides related repair, maintenance, and installation services. Griffith Consumers' annual revenue is approximately $100 million.

                   PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

     Information concerning filings for approval of the proposed mergers with The National Grid Group plc and Eastern Utilities Associates, discussed in Part I of this report in Management's Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference and made a part hereof.

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

     Information concerning a settlement agreement between NEP and secondary purchasers of Maine Yankee power output, discussed in this report in Note B of Notes to Unaudited Financial
Statements, is incorporated herein and made a part hereof.

     Information concerning dismissal of a lawsuit brought against the Company and NEP by the Town of Norwood, Massachusetts and appeals of that lawsuit and related Federal Energy Regulatory Commission orders, and NEP's collection action, discussed in this report in Note C of Notes to Unaudited Financial Statements, is incorporated herein and made a part hereof.

Item 2.   Changes in Securities and Use of Proceeds
-----------------------------------------------------

     Pursuant to the vote of the common shares of the Company and the approval of the Board of Directors, the Company's Agreement and Declaration of Trust was amended to authorize certain mergers with a limited liability company and give related appraisal rights to common shareholders.

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

     On May 3, 1999, the Annual Meeting of Shareholders was held.

     The shareholders, by a vote of 44,827,865 in favor, 1,270,158 against, and 895,414 abstaining, approved the changes to the Company's Agreement and Declaration of Trust as set forth in Item 2 above.

     The shareholders, by a vote of 44,391,690 in favor, 1,851,635 against, and 750,112 abstaining, approved a merger with The National Grid Group plc.

     Directors were elected and received the following votes:


                       Number of              Number of
                    Shares Voted For       Shares Withheld
                    ----------------       ---------------

     Joan T. Bok         51,189,199          1,152,654

     William M. Bulger   51,101,836          1,240,017

     Alfred D. Houston   51,250,889          1,090,964

     Paul L. Joskow      51,279,089          1,062,764

     John M. Kucharski   51,281,699          1,060,154

     Edward H. Ladd      51,279,546          1,062,304

     Joshua A. McClure   51,274,189          1,067,664

     George M. Sage      51,271,369          1,070,484

     Richard P. Sergel   51,256,540          1,085,313

     Charles E. Soule    51,281,804          1,060,049

     Anne Wexler         51,258,938          1,082,915

     James Q. Wilson     51,278,817          1,063,036

     James R. Winoker    51,266,595          1,075,258


     The shareholders, by a vote of 7,435,881 in favor, 37,071,605 against, and 2,485,951 abstaining, rejected a shareholder proposal regarding compensation disclosure.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     The Company filed reports on Form 8-K dated February 1,
1999, and February 23, 1999, containing Items 5 and 7 and Item 5, respectively.

     The Company is filing Financial Data Schedules.

                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.


                               NEW ENGLAND ELECTRIC SYSTEM


                               s/Michael E. Jesanis

                               Michael E. Jesanis
                               Senior Vice President,
                               Authorized Officer, and
                               Principal Financial Officer


Date: May 17, 1999





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