Form 10-Q/A
period 1999-03-31
NEW ENGLAND ELECTRIC SYSTEM
filed 1999-05-24
CIK 71297

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

      The undersigned registrant hereby amends its Quarterly Report on Form 10-Q for the quarterly period ending March 31, 1999 by properly reclassifying $51,395 (expressed in thousands) from "Cash" to "Marketable securities" on the March 31, 1999 Consolidated Balance Sheet. The correct amounts for the two categories, expressed in thousands, are identified below:

   Cash                            $62,867
   Marketable Securities           $93,928

   Two reclassifications are also made to properly reclassify $346 and $402 (expressed in thousands) from "Deferred charges and other assets" to "Goodwill" on the March 31, 1999 and December 31, 1998 Consolidated Balance Sheets, respectively. The correct amounts for the two categories, expressed in thousands, are identified below:

                                        3/31/99     12/31/98
                                        -------     --------

   Goodwill                             $92,594      $13,681
   Deferred charges and other assets    $31,474      $25,245

   The first reclassification also affects the Consolidated Statements of Cash Flows. In addition, subsequent to filing its Quarterly Report on Form 10-Q, the undersigned registrant also identified that the Consolidated Statements of Cash Flows did not properly reflect an acquisition made in the first quarter of 1999. The affected lines in the Consolidated Statements of Cash Flows and their new amounts, expressed in thousands, are shown below:


Operating Activities:


   Decrease (increase) in fuel, materials, and supplies  $     5,978
   Other, net                                       $   (32,840)
         Net cash provided by operating activities  $    90,718
Investing Activities:
   Purchase of available-for-sale securities, net   $   (36,013)
   Other investing activities                       $   (96,240)
         Net cash provided by (used in) investing activities $  (171,787)
   Net increase (decrease) in cash and cash equivalents  $  (124,806)
   Cash and cash equivalents at end of period       $    62,867


   In addition to its impact on the Consolidated Statements of Cash Flows, the acquisition also affects the Financial Data Schedule which is filed in
Part 2 - Item 6 as an exhibit to the Form 10-Q. The affected line and its new amount, expressed in thousands, is identified below:

   Cash-flow-operations                             $    90,718

Part 1 - Item 1 and Part 2 - Item 6 are restated in their entirety below.

PART I FINANCIAL STATEMENTS
Item 1. Financial Statements
----------------------------

                  NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                        Statements of Consolidated Income
                             Periods Ended March 31
                                   (Unaudited)
                                                Three Months                           Twelve Months
                                                ------------                           -------------
                                            1999     1998      1999       1998
                                            ----     ----      ----       ----
                                                         (In Thousands)
Operating revenue                         $657,502 $619,563 $2,458,472$2,484,007
                                          -------- -------- --------------------
Operating expenses:
   Fuel for generation                       3,058   85,784    146,996   359,019
   Purchased electric energy               250,840  122,675    761,512   506,374
   Cost of sales AllEnergy                  88,759   37,094    213,994    48,961
   Other operation                         111,298  117,500    507,275   538,417
   Maintenance                              16,952   38,013     87,979   150,329
   Depreciation and amortization            69,744   55,247    221,159   225,734
   Taxes, other than income taxes           28,460   40,219    123,004   146,985
   Income taxes                             29,144   35,885    115,613   149,144
                                          -------- -------- --------------------
       Total operating expenses            598,255  532,417  2,177,532 2,124,963
                                          -------- -------- --------------------
       Operating income                     59,247   87,146    280,940   359,044

Other income:
   Allowance for equity funds
    used during construction                   588        -      1,221         -
   Equity in income of generating companies    515    2,346      7,606     9,886
   Other income (expense), net               4,666       20      1,384   (14,067)
                                          -------- -------- --------------------
       Operating and other income           65,016   89,512    291,151   354,863
                                          -------- -------- --------------------
Interest:
   Interest on long-term debt               17,333   25,039     82,099   104,822
   Other interest                            2,245    5,947     24,120    19,096
   Allowance for borrowed funds used during
    construction                              (347)    (456)    (1,645)   (1,721)
                                          -------- -------- --------------------
       Total interest                       19,231   30,530    104,574   122,197
                                          -------- -------- --------------------

Income after interest                       45,785   58,982    186,577   232,666
Preferred dividends and net gain/loss on
   reacquisition of preferred stock
   of subsidiaries                             257      571      3,140    11,057
Minority interests                           1,375    1,533      6,120     6,513
                                          -------- -------- --------------------

       Net income                         $ 44,153 $ 56,878 $  177,317$  215,096
                                          ======== ======== ====================

Average common shares - Basic           59,355,248          64,532,86361,082,450     64,791,620
Average common shares - Diluted         59,502,829          64,616,56861,195,181     64,851,221

Per share data:
   Net income Basic and Diluted               $.74      $.88     $2.90     $3.32
   Dividends declared                         $.59      $.59     $2.36     $2.36


                  Statements of Consolidated Retained Earnings
                                (In Thousands)

Retained earnings at beginning of period$  998,912  $954,518$  973,521 $ 910,841
Net income                                  44,153    56,878   177,317   215,096
Dividends declared on common shares        (34,937)  (37,875) (142,710) (152,416)
                                        ----------  ------------------ ---------
Retained earnings at end of period      $1,008,128  $973,521$1,008,128 $ 973,521
                                        ==========  ================== =========
   The accompanying notes are an integral part of these financial statements.

                NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                        Consolidated Balance Sheets
                                (Unaudited)
                                                       March 31,                  December 31,
                                   ASSETS                 1999        1998
                                   ------                 ----        ----
                                                             (In Thousands)
Utility plant, at original cost                         $4,144,766   $4,130,102
 Less accumulated provisions for depreciation
  and amortization                                       1,717,513    1,694,653
                                                        ----------   ----------
                                                         2,427,253    2,435,449
Construction work in progress                               68,505       52,977
                                                        ----------   ----------
      Net utility plant                                  2,495,758    2,488,426
                                                        ----------   ----------
Investments:
 Nuclear power companies, at equity                         47,323       48,538
 Other subsidiaries, at equity                               2,136        2,374
 Non-utility property and other investments                188,850      169,196
                                                        ----------   ----------
      Total investments                                    238,309      220,108
                                                        ----------   ----------
Current assets:
 Cash                                                       62,867      187,673
 Marketable securities                                      93,928       57,915
 Accounts receivable, less reserves of $19,696,000
  and $18,196,000                                          299,761      294,943
 Unbilled revenues                                          67,187       87,467
 Fuel, materials, and supplies, at average cost             33,696       38,339
 Prepaid and other current assets                           22,962       57,081
                                                        ----------   ----------
      Total current assets                                 580,401      723,418
                                                        ----------   ----------
Regulatory assets                                        1,512,938    1,599,657
Goodwill, net of amortization                               92,594       13,681
Deferred charges and other assets                           31,474       25,245
                                                        ----------   ----------
                                                        $4,951,474   $5,070,535
                                                        ==========   ==========
                       CAPITALIZATION AND LIABILITIES
                       ------------------------------
Capitalization:
 Common share equity:
   Common shares, par value $1 per share:
     Authorized - 150,000,000 shares
     Issued - 64,969,652 shares
     Outstanding - 59,123,792 shares and 59,171,015 shares           $   64,970     $   64,970
 Paid-in capital                                           736,744      736,744
 Retained earnings                                       1,008,128      998,912
 Treasury stock - 5,845,860 shares and 5,798,637 shares   (240,040)    (237,767)
 Accumulated other comprehensive income, net                 7,390        7,144
                                                        ----------   ----------
      Total common share equity                         $1,577,192   $1,570,003

 Minority interests in consolidated subsidiaries            39,034       38,742
 Cumulative preferred stock of subsidiaries                 19,480       19,480
 Long-term debt                                          1,046,762    1,055,740
                                                        ----------   ----------
      Total capitalization                               2,682,468    2,683,965
                                                        ----------   ----------
Current liabilities:
 Long-term debt due within one year                         42,314       36,307
 Accounts payable                                          183,269      204,992
 Accrued taxes                                              21,389       24,196
 Accrued interest                                           15,580       16,680
 Dividends payable                                          31,989       34,412
 Other current liabilities                                 125,252      142,975
                                                        ----------   ----------
      Total current liabilities                            419,793      459,562
                                                        ----------   ----------
Deferred federal and state income taxes                    466,632      472,140
Unamortized investment tax credits                          60,324       65,292
Accrued Yankee nuclear plant costs                         232,770      242,138
Purchased power obligations                                795,765      832,668
Other reserves and deferred credits                        293,722      314,770
                                                        ----------   ----------
                                                        $4,951,474   $5,070,535
                                                        ==========   ==========

 The accompanying notes are an integral part of these financial statements.

                NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                          Quarters Ended March 31
                                (Unaudited)
                                                         1999          1998
                                                         ----          ----
                                                             (In Thousands)
Operating activities:
   Net income                                           $  44,153    $  56,878
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                           71,547       55,992
   Deferred income taxes and investment tax credits, net   (5,318)      (9,249)
   Allowance for funds used during construction              (935)        (456)
   Minority interests                                       1,375        1,533
   Decrease (increase) in accounts receivable,
    net and unbilled revenues                              24,733        5,786
   Decrease (increase) in fuel, materials, and supplies     5,978      (12,224)
   Decrease (increase) in prepaid and other current assets 34,416       (2,742)
   Increase (decrease) in accounts payable                (25,147)      31,416
   Increase (decrease) in other current liabilities       (27,244)      23,586
   Other, net                                             (32,840)      10,032
                                                        ---------    ---------
      Net cash provided by operating activities         $  90,718    $ 160,552
                                                        ---------    ---------

Investing activities:
   Plant expenditures, excluding allowance for
     funds used during construction                     $ (39,534)   $ (41,343)
   Proceeds from sale of New England Energy Incorporated
    oil and gas properties                                      -       50,000
   Purchase of available-for-sale securities, net         (36,013)           -
   Other investing activities                             (96,240)      (6,045)
                                                        ---------    ---------
      Net cash provided by (used in) investing activities            $(171,787)$   2,612
                                                        ---------    ---------

Financing activities:
   Dividends paid to minority interests                 $  (1,581)   $  (1,574)
   Dividends paid on NEES common shares                   (36,861)     (38,168)
   Short-term debt                                              -       82,375
   Long-term debt - issues                                      -       25,000
   Long-term debt - retirements                            (3,040)    (209,950)
   Repurchase of common shares                             (2,273)     (14,437)
   Preferred stock - redemptions                                -          (26)
   Return of capital to minority interests
     and related premium                                       18            -
                                                        ---------    ---------
      Net cash used in financing activities             $ (43,737)   $(156,780)
                                                        ---------    ---------

Net increase (decrease) in cash and cash equivalents    $(124,806)   $   6,384

Cash and cash equivalents at beginning of period          187,673       14,264
                                                        ---------    ---------
Cash and cash equivalents at end of period              $  62,867    $  20,648
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

                    PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

  The Company filed reports on Form 8-K dated February 1, 1999, and February 23, 1999, containing Items 5 and 7 and Item 5, respectively.

  The Company is filing Financial Data Schedules.

                             SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-Q for the quarter ended March 31, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.


                               NEW ENGLAND ELECTRIC SYSTEM


                               s/Michael E. Jesanis

                               Michael E. Jesanis
                               Senior Vice President,
                               Authorized Officer, and
                               Principal Financial Officer


Date: May 24, 1999





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