Form 10-Q
period 1999-06-30
NEW ENGLAND ELECTRIC SYSTEM
filed 1999-08-13
CIK 71297

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

  (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1999

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

                       Yes (X)      No ( )

Common Shares, par value $1 per share, authorized and outstanding: 59,120,059 shares at June 30, 1999.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------
                  NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                        Statements of Consolidated Income
                              Periods Ended June 30
                                   (Unaudited)
                                                Quarter                  Six Months
                                                -------                  ----------
                                            1999     1998      1999       1998
                                            ----     ----      ----       ----
                                                         (In Thousands)

Operating revenue                         $595,287  $572,008$1,252,789 $1,191,571
                                          --------  ------------------ ----------

Operating expenses:
  Fuel for generation                        2,215    77,429     5,273    163,213
  Purchased electric energy                230,705   122,393   481,545    245,068
  Cost of sales AllEnergy                   71,676    18,561   160,435     55,655
  Other operation                          125,363   129,913   236,661    247,413
  Maintenance                               23,694    39,009    40,646     77,022
  Depreciation and amortization             51,224    56,611   120,968    111,858
  Taxes, other than income taxes            25,527    37,138    53,987     77,357
  Income taxes                              19,946    23,804    49,090     59,689
                                          --------  ------------------ ----------
       Total operating expenses            550,350   504,858 1,148,605  1,037,275
                                          --------  ------------------ ----------
Operating income                            44,937    67,150   104,184    154,296

Other income:
  Allowance for equity funds used
   during construction                         546         -     1,134          -
  Equity in income of generating companies     967     2,698     1,482      5,044
  Other income (expense), net                2,098       (28)      6,764          (8)
                                          --------  ------------------ ----------
       Operating and other income           48,548    69,820   113,564    159,332
                                          --------  ------------------ ----------

Interest:
  Interest on long-term debt                17,312    24,424    34,645     49,463
  Other interest                             2,201     9,223     4,446     15,170
  Allowance for borrowed funds used during
   construction                               (299)     (459)     (646)       (915)
                                          --------  ------------------ ----------
       Total interest                       19,214    33,188    38,445     63,718
                                          --------  ------------------ ----------

Income after interest                       29,334    36,632    75,119     95,614
Preferred dividends and net gain/loss on
 reacquisition of preferred stock of subsidiaries        273       571        530     1,142
Minority interests                           1,475     1,652     2,850      3,185
                                          --------  ------------------ ----------

Net income                                $ 27,586  $ 34,409$   71,739 $   91,287
                                          ========  ================== ==========

Average common shares - Basic           59,355,24863,524,22259,355,248 64,025,756
Average common shares - Diluted         59,465,39363,584,78059,484,008 64,097,824

Per share data:
   Net income - Basic                         $.47      $.55     $1.21      $1.43
   Net income - Diluted                       $.47      $.54     $1.21      $1.42
   Dividends declared                         $.59      $.59     $1.18      $1.18


                  Statements of Consolidated Retained Earnings
                                 (In Thousands)

Retained earnings at beginning of period$1,008,128  $973,521$  998,912   $954,518
Net income                                  27,586    34,409    71,739     91,287
Dividends delcared on common shares        (34,918)  (37,097)  (69,855)    (74,972)
                                        ----------  ------------------   --------
Retained earnings at end of period      $1,000,796  $970,833$1,000,796   $970,833
                                        ==========  ==================   ========
   The accompanying notes are an integral part of these financial statements.

              NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                   Statements of Consolidated Income
                      Twelve Months Ended June 30
                              (Unaudited)
                                                        1999              1998
                                                        ----              ----
                                                             (In Thousands)
Operating revenue                                   $2,481,751  $2,478,391
                                                    ----------  ----------
Operating expenses:
  Fuel for generation                                   71,782     350,612
  Purchased electric energy                            869,824     501,584
  Cost of sales AllEnergy                              267,109      67,522
  Other operation                                      502,725     527,209
  Maintenance                                           72,664     149,855
  Depreciation and amortization                        215,772     223,205
  Taxes, other than income taxes                       111,393     147,900
  Income taxes                                         111,755     150,892
                                                    ----------  ----------
       Total operating expenses                      2,223,024   2,118,779
                                                    ----------  ----------
Operating income                                       258,727     359,612

Other income:
  Allowance for equity funds used during construction    1,767           -
  Equity in income of generating companies               5,875      10,153
  Other income (expense), net                            3,510     (11,003)
                                                    ----------  ----------
       Operating and other income                      269,879     358,762
                                                    ----------  ----------

Interest:
  Interest on long-term debt                            74,987     102,493
  Other interest                                        17,098      24,502
  Allowance for borrowed funds used during construction             (1,485)        (1,783)
                                                    ----------  ----------
       Total interest                                   90,600     125,212
                                                    ----------  ----------

Income after interest                                  179,279     233,550
Preferred dividends and net gain/loss on reacquisition
 of preferred stock of subsidiaries                      2,842       9,794
Minority interests                                       5,943       6,483
                                                    ----------  ----------

Net income                                          $  170,494  $  217,273
                                                    ==========  ==========

Average common shares - Basic                       60,043,062  64,431,253
Average common shares - Diluted                     60,168,156  64,499,067

Per share data:
  Net income - Basic                                     $2.84       $3.37
  Net income - Diluted                                   $2.83       $3.37
  Dividends declared                                     $2.36       $2.36


              Statements of Consolidated Retained Earnings
                             (In Thousands)

Retained earnings at beginning of period            $  970,833   $ 904,825
Net income                                             170,494     217,273
Dividends declared on common shares                   (140,531)   (151,265)
                                                    ----------   ---------
Retained earnings at end of period                  $1,000,796   $ 970,833
                                                    ==========   =========

The accompanying notes are an integral part of these financial statements.


                 NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (Unaudited)
                                                         June 30,                 December 31,
                                    ASSETS                 1999        1998
                                    ------                 ----        ----
                                                             (In Thousands)
Utility plant, at original cost                          $4,174,965$4,130,102
  Less accumulated provisions for depreciation and amortization     1,737,811      1,694,653
                                                         --------------------
                                                          2,437,154 2,435,449
Construction work in progress                                65,316    52,977
                                                         --------------------
       Net utility plant                                  2,502,470 2,488,426
                                                         --------------------
Investments:
  Nuclear power companies, at equity                         47,496    48,538
  Other subsidiaries, at equity                               2,287     2,374
  Non-utility property and other investments                195,440   169,196
                                                         --------------------
       Total investments                                    245,223   220,108
                                                         --------------------
Current assets:
  Cash                                                      121,387   187,673
  Marketable securities                                           -    57,915
  Accounts receivable, less reserves of $20,812,000 and
   $18,196,000                                              259,045   294,943
  Unbilled revenues                                          85,777    87,467
  Fuel, materials, and supplies, at average cost             36,381    38,339
  Prepaid and other current assets                           71,280    57,081
                                                         --------------------
       Total current assets                                 573,870   723,418
                                                         --------------------
Regulatory assets                                         1,448,641 1,599,657
Goodwill, net of amortization                                92,038    13,681
Deferred charges and other assets                            26,966    25,245
                                                         --------------------
                                                         $4,889,208$5,070,535
                                                         ====================
                        CAPITALIZATION AND LIABILITIES
                        ------------------------------
Capitalization:
  Common share equity:
    Common shares, par value $1 per share:
     Authorized - 150,000,000 shares
     Issued - 64,969,652 shares
     Outstanding - 59,120,059 shares and 59,171,015 shares         $   64,970     $   64,970
  Paid-in capital                                           736,744   736,744
  Retained earnings                                       1,000,796   998,912
  Treasury stock - 5,849,593 shares and 5,798,637 shares   (240,322) (237,767)
  Accumulated other comprehensive income, net                 8,230     7,144
                                                         --------------------
       Total common share equity                          1,570,418 1,570,003

  Minority interests in consolidated subsidiaries            39,260    38,742
  Cumulative preferred stock of subsidiaries                 19,480    19,480
  Long-term debt                                          1,043,879 1,055,740
                                                         --------------------
       Total capitalization                               2,673,037 2,683,965
                                                         --------------------
Current liabilities:
  Long-term debt due within one year                         39,312    36,307
  Accounts payable                                          183,280   204,992
  Accrued taxes                                              16,368    24,196
  Accrued interest                                           16,110    16,680
  Dividends payable                                          30,442    34,412
  Other current liabilities                                 122,453   142,975
                                                         --------------------
       Total current liabilities                            407,965   459,562
                                                         --------------------
Deferred federal and state income taxes                     465,994   472,140
Unamortized investment tax credits                           57,877    65,292
Accrued Yankee nuclear plant costs                          222,393   242,138
Purchased power obligations                                 761,165   832,668
Other reserves and deferred credits                         300,777   314,770
                                                         --------------------
                                                         $4,889,208$5,070,535
                                                         ====================

  The accompanying notes are an integral part of these financial statements.

                 NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                           Six Months Ended June 30
                                  (Unaudited)
                                                         1999          1998
                                                         ----          ----
                                                             (In Thousands)
Operating Activities:
   Net income                                        $  71,739       $  91,287
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                       123,523         113,330
   Deferred income taxes and investment tax credits, net(5,848)         (9,486)
   Allowance for funds used during construction         (1,780)           (915)
   Minority interests                                    2,850           3,185
   Prepayment for amended purchased power agreement          -        (191,676)
   Decrease (increase) in accounts receivable, net
     and unbilled revenues                              46,859          (3,104)
   Decrease (increase) in fuel, materials, and supplies  3,337         (15,268)
   Decrease (increase) in prepaid and other current assets             (13,892)  (34,849)
   Increase (decrease) in accounts payable             (25,136)         25,319
   Increase (decrease) in other current liabilities    (34,823)          3,011
   Other, net                                          (21,756)          7,872
                                                     ---------       ---------
      Net cash provided by (used in) operating activities            $ 145,073 $ (11,294)
                                                     ---------       ---------

Investing Activities:
   Plant expenditures, excluding allowance for
     funds used during construction                  $ (78,294)      $ (88,285)
   Proceeds from sale of New England Energy Incorporated
     oil and gas properties                                  -          50,000
   Sale of available-for-sale securities, net           57,915               -
   Other investing activities                         (103,297)        (11,033)
                                                     ---------       ---------
      Net cash used in investing activities          $(123,676)      $ (49,318)
                                                     ---------       ---------

Financing Activities:
   Dividends paid to minority interests              $  (2,664)      $  (3,391)
   Dividends paid on NEES common shares                (73,493)        (75,895)
   Long-term debt - issues                                   -          30,000
   Long-term debt - retirements                         (8,989)       (213,790)
   Changes in short-term debt                                -         405,000
   Repurchase of common shares                          (2,555)        (72,536)
   Return of capital to minority interests
     and related premium                                    18               -
                                                     ---------       ---------
      Net cash provided by (used in)
       financing activities                          $ (87,683)                $  69,388
                                                     ---------       ---------

Net increase (decrease) in cash and cash equivalents $ (66,286)                $   8,776

Cash and cash equivalents at beginning of period       187,673          14,264
                                                     ---------       ---------
Cash and cash equivalents at end of period           $ 121,387       $  23,040
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

  NEES and/or its subsidiaries have been named as potentially responsible parties (PRPs) by either the United States Environmental Protection Agency or the Massachusetts Department of Environmental Protection for a number of sites at which hazardous waste is alleged to have been disposed. Private parties have also contacted or initiated legal proceedings against NEES and certain subsidiaries regarding hazardous waste cleanup. The most prevalent types of hazardous waste sites with which NEES and its subsidiaries have been associated are manufactured gas locations. (Until the early 1970s, NEES was a combined electric and gas holding company system.) NEES is aware of approximately 40 such manufactured gas locations, including some for which the NEES companies have been identified by either federal or state regulatory agencies as PRPs, mostly located in Massachusetts. NEES has reported the existence of all manufactured gas locations of which it is aware to state environmental regulatory agencies. NEES is engaged in various phases of investigation and remediation work at approximately 20 of the manufactured gas locations. NEES and its subsidiaries are currently aware of other possible hazardous waste sites, and may in the future become aware of additional sites, that they may be held responsible for remediating.
  In 1993, the Massachusetts Department of Public Utilities approved a settlement agreement that provides for the rate recovery of remediation costs of former manufactured gas sites and certain other hazardous waste sites located in Massachusetts. Under that agreement, qualified costs related to these sites are paid out of a special fund established on Massachusetts Electric Company's (Massachusetts Electric) books. Rate-recoverable contributions of $3 million, adjusted since 1993 for inflation, are added annually to the fund along with interest, lease payments, and any recoveries from insurance carriers and other third parties. At June 30, 1999, the fund had a balance of $48 million.

  Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by NEES or its subsidiaries. In certain cases, agreements have been entered into with other parties which establish the liabilities for NEES and its subsidiaries. If, however, the other parties to these agreements should seek protection under the bankruptcy laws, NEES' liabilities could increase. The NEES companies have recovered amounts from certain insurers, and, where appropriate, intend to seek recovery from other insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful. At June 30, 1999, NEES had total reserves for environmental response costs of $55 million, which includes reserves established in connection with the Massachusetts Electric hazardous waste fund referred to above. NEES believes that hazardous waste liabilities for all sites of which it is aware, and which are not covered by a rate agreement, are not material to its financial position.

Note B - Nuclear Units
----------------------

Nuclear Units Permanently Shut Down

  Three regional nuclear generating companies in which New
England Power Company (NEP) has a minority interest own nuclear generating units that have been permanently shut down. These three units are as follows:

                                                              Future
                                                             Estimated
                             NEP's                            Billings
                          Investment         Date              to NEP
Unit                    %     $ (millions)                  Retired                $ (millions)
-----------------------------------------------------------------

Yankee Atomic                30                5            Feb 1992          17
Connecticut Yankee           15               16            Dec 1996          70
Maine Yankee                 20               16            Aug 1997         135


  In the case of each of these units, NEP has recorded a liability and an offsetting regulatory asset reflecting the estimated future billings from the companies. In a 1993 decision, the Federal Energy Regulatory Commission (FERC) allowed Yankee Atomic to recover its undepreciated investment in the plant as well as unfunded nuclear decommissioning costs and other costs. Connecticut Yankee has filed a similar request with the FERC. Several parties have intervened in opposition to the filing. In August 1998, a FERC Administrative Law Judge (ALJ) issued an initial decision which would allow for full recovery of Connecticut Yankee's unrecovered investment, but precluded a return on that investment. Connecticut Yankee, NEP, and other parties have filed with the FERC exceptions to the ALJ's decision. Should the FERC uphold the ALJ's initial decision in its current form, NEP's share of the loss of the return component would total approximately $12 million to $15 million before taxes. The recovery by Maine Yankee of its costs is in accordance with settlement agreements approved by the FERC in May 1999.

  A Maine statute provides that if both Maine Yankee and its decommissioning trust fund have insufficient assets to pay for the plant decommissioning, the owners of Maine Yankee are jointly and severally liable for the shortfall.

  NEP's industry restructuring settlement agreements approved by state and federal regulators in 1998 (Settlement Agreements) allow it to recover all costs, including shutdown costs, that the FERC allows these Yankee companies to bill to NEP.

Operating Nuclear Units

  NEP has minority interests in three other nuclear generating units: Vermont Yankee, Millstone 3, and Seabrook 1. Uncertainties regarding the future of nuclear generating stations, particularly older units, such as Vermont Yankee, have increased in recent years and could adversely affect their service lives, availability, and costs. These uncertainties stem from a combination of factors, including the acceleration of competitive pressures in the power generation industry and increased Nuclear Regulatory Commission (NRC) scrutiny. NEP performs periodic economic viability reviews of operating nuclear units in which it holds ownership interests.

Nuclear Divestiture

  NEP is engaged in efforts to divest its interests in the three operating nuclear units mentioned above. In February 1999, the Vermont Yankee Nuclear Power Corporation Board of Directors (Board) granted an exclusive right to AmerGen Energy Company (AmerGen), a joint venture by PECO Energy and British Energy, to conduct a due diligence review and negotiate a possible agreement to purchase the assets of Vermont Yankee. The period of exclusivity expired in June 1999. On August 2, 1999, Vermont Yankee announced that it had received an unsolicited expression of interest from Entergy Nuclear, Inc. (Entergy) to buy the Vermont Yankee plant. The Board authorized negotiations with Entergy and continued negotiations with AmerGen. Provided the negotiations for a sale are successful, consummation of such a sale would be contingent on regulatory approvals by the NRC, the Securities and Exchange Commission, under the Public Utility Holding Company Act of 1935, and the Vermont Public Service Board, among others. The regulatory process could take eight to twelve months or longer. NEP has a 20 percent ownership interest in Vermont Yankee and an equity investment of approximately $11 million at June 30, 1999.

Millstone 3

  In July 1998, Millstone 3, which is operated by a subsidiary of Northeast Utilities (NU), returned to full operation after being on the NRC's "Watch List" since January 1996 and shut down since April 1996. In April 1999, the NRC eliminated its "Watch List" designation process and implemented a process that categorizes plants as requiring one of three levels of attention:
"agency focus", calling for the attention of the Executive Director for Operations and/or the Commission; "regional focus", calling for special attention from the appropriate Regional Administrator; and "routine focus", calling for normal everyday oversight. Millstone 3 has been categorized as the subject of regional focus. A criminal investigation of NU's operating subsidiary related to Millstone 3 is ongoing.

  In August 1997, NEP sued NU in Massachusetts Superior Court (Superior Court) for damages resulting from the tortious conduct of NU that caused the shutdown of Millstone 3. NEP's damages include the costs of replacement power during the outage, costs necessary to return Millstone 3 to safe operation, and other additional costs. Most of NEP's incremental replacement power costs have been recovered from customers, either through fuel adjustment clauses or through provisions in the Settlement Agreements. NEP also seeks punitive damages. In July 1998, the Superior Court denied NU's motion to dismiss and its motion to stay pending arbitration. NEP subsequently amended its complaint by, among other things, adding NU's Trustees as defendants. In June 1999, the Superior Court denied NU's motion for summary judgement. NEP's suit has been consolidated with suits filed by other joint owners. The trial is scheduled for March 2000. Some or all of the damages awarded from the lawsuit would be refunded to customers.

  In August 1997, NEP also sent a demand for arbitration to Connecticut Light & Power Company and Western Massachusetts Electric Company, both subsidiaries of NU, seeking damages resulting from their breach of obligations under an agreement with NEP and others regarding the operation and ownership of Millstone 3. On July 21, 1999, the arbitrator dismissed NU's motion for summary judgement. The arbitration hearing is scheduled for October 1999.

Note C - Town of Norwood Dispute
--------------------------------

  From 1983 until 1998, NEP was the wholesale power supplier for the Town of Norwood, Massachusetts (Norwood). In April 1998, Norwood began taking power from another supplier. Pursuant to tariffs approved by the FERC in May 1998, NEP has been assessing

Norwood a contract termination charge (CTC). Through June 1999, the charges assessed Norwood amount to approximately $10 million, all of which remain unpaid. Norwood has appealed the FERC's authorization of CTCs as well as the FERC's approval of the Settlement Agreements and NEP's divestiture of its nonnuclear generating assets to the First Circuit Court of Appeals (First Circuit). NEP is pursuing a collection action in Massachusetts Superior Court.

  Separately, Norwood filed suit in Federal District Court (District Court) in April 1997 alleging that NEP's divestiture violated the terms of the 1983 power contract. Norwood has appealed to the First Circuit the District Court's dismissal of Norwood's lawsuit.

Note D - Marketable Securities
------------------------------

  At June 30, 1999, NEES had no marketable securities. In past periods, marketable securities had consisted primarily of corporate debt, mortgage-backed government securities, and collateralized mortgage obligations. Marketable securities were categorized as available-for-sale and, as a result, were carried at fair value, based generally on quoted market prices. Fair value closely approximated cost. During the second quarter of 1999, the proceeds received from the sales of securities previously held as available-for-sale totaled approximately $94 million, which resulted in immaterial realized gains and losses.

Note E - Average Common Shares
------------------------------

  The following table summarizes the reconciling amounts between basic and diluted earnings per share (EPS) computations, in compliance with Statement of Financial Accounting Standards No. 128, Earnings per Share, which became effective during 1997.


                              Quarter Ended       Six Months Ended     Twelve Months Ended
------------------------------------------------------------------------------------------
Period Ended June 30,           1999       1998       1999       1998       1999       1998
------------------------------------------------------------------------------------------

Income after interest
 and minority
 interest (000s)       $27,859  $34,980    $72,269  $92,429 $173,336  $227,067

Less: preferred stock
 dividends and net
 gain/loss on
 reacquisition of
 preferred stock of
 subsidiaries (000s)   $   273  $   571    $   530  $ 1,142 $  2,842  $  9,794

Income available to
 common shareholders
 (000s)                $27,586  $34,409    $71,739  $91,287 $170,494  $217,273

Basic EPS              $   .47  $   .55    $  1.21  $  1.43 $   2.84  $   3.37

Diluted EPS            $   .47  $   .54    $  1.21  $  1.42 $   2.83  $   3.37
-------------------------------------------------------------------------------------------
Average common
 shares outstanding
 for Basic EPS      59,355,248          63,524,222        59,355,24864,025,75660,043,06264,431,253

Effect of Dilutive
 Securities

Average potential
 common shares related
 to share-based compen-
 sation plans          110,145              60,558           128,760        72,068     125,094       67,814
-------------------------------------------------------------------------------------------
Average common shares
  outstanding for
  Diluted EPS       59,465,393          63,584,780        59,484,00864,097,82460,168,15664,499,067
-------------------------------------------------------------------------------------------


Note F - Comprehensive Income
-----------------------------

  Comprehensive income for the period is equal to net income plus "other comprehensive income," which, for NEES, consists of the change in the unrealized holding gains on available-for-sale securities during the period. The following table summarizes total comprehensive income in compliance with Financial Accounting Standards No. 130, Reporting Comprehensive Income, which became effective during 1998.

                                          Periods Ended June 30,
                                   -----------------------------------
                                         Three Months        Six Months
                                         ------------        ----------
                                                  1999              1998         1999           1998
                                                  ----              ----         ----           ----
                                                                         (In Thousands)
Net income                              $27,586            $34,409            $71,739        $91,287

Other comprehensive income,
 net of tax:

Unrealized gains/(losses), net
  of tax expense of $442, $383,
  $1,017, and $1,632, respectively         816                 707              1,876          3,011

Less: Reclassification adjustments
  for realized gains/(losses)
  included in net income, net of
  tax expense/(benefit) of $(13),
  $(15), $428, and $47, respectively                (24)              (27)             790             87
                                       -------             -------            -------        -------
     Total comprehensive income        $28,426             $35,143            $72,825        $94,211
                                       =======             =======            =======        =======

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

                                      1999                          1998
                               ----                                 ----
(In millions)       Electric Unregulated     Total               Electric Unregulated     Total
                    -------- -----------     -----               -------- -----------     -----

Quarter ended June 30,
----------------------
Revenues from
 external customers       $508       $87      $595    $550     $22      $572

Net income (loss)         $ 30       $(2)     $ 28    $ 36     $(2)     $ 34


Six months ended June 30,
-------------------------
Revenues from
 external customers     $1,062      $191    $1,253  $1,134     $58    $1,192

Net income (loss)       $   74      $ (2)   $   72  $   99     $(8)   $   91



                               June 30, 1999                            December 31, 1998
                               -------------                            -----------------
                    Electric Unregulated     Total               Electric Unregulated     Total
                    -------- -----------     -----               -------- -----------     -----
Total assets            $4,668      $221    $4,889  $4,948    $123    $5,071


Note H - Derivative Instruments
-------------------------------

  NEES, through its wholly owned subsidiary, AllEnergy Marketing Company, L.L.C. (AllEnergy), uses derivative instruments to manage exposure in fluctuations in commodity prices. At this time, AllEnergy uses derivative instruments to manage risks associated with natural gas, propane, and oil prices. Hedge criteria used and accounting for hedge transactions are in accordance with Statement of Financial Accounting Standards No. 80, Accounting for Futures Contracts (FAS 80). FAS 80 states that in order to qualify as a hedge, price movements in commodity derivatives must be highly correlated with the underlying hedged commodity and must reduce exposure to market fluctuations throughout the hedged period. Any gain or loss on a derivative that qualifies as a hedge under FAS 80 is deferred until recognized in the income statement in the same period as the hedged item is recognized in the income statement.

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS
133), which establishes accounting and reporting standards for such instruments. FAS 133 requires recognition of all derivatives as either assets or liabilities on the balance sheet and requires measurement of those instruments at fair value. If certain conditions are met, derivatives may be treated as hedges and accounted for in the income statement in the same manner as under FAS 80. To the extent these conditions are not met, that portion of the gain or loss is reported in earnings immediately. The FASB delayed the effective date of FAS 133 for one year, to fiscal years beginning after June 15, 2000. As of June 30, 1999, all of AllEnergy's derivative instruments qualified as hedges under FAS 80 and are expected to qualify as hedges under FAS 133.

Note I - Unregulated Business Acquisition
-----------------------------------------

  On July 1, 1999, AllEnergy acquired Texas-Ohio Gas, Inc.
(Texas-Ohio), an unregulated natural gas provider with operations and customers in 12 states. With annual revenue of approximately
$60 million, Texas-Ohio delivers natural gas to approximately

3,000 commercial and industrial customers and maintains marketing relations with business and trade organizations across the region.

Note J
------

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

Update of Merger Agreements with National Grid and EUA

  On April 22, 1999, shareholders of National Grid approved the proposed merger with 99 percent of those voting approving the merger. On May 3, 1999, NEES received the approval of more than the required majority of outstanding shares for the merger with 75 percent of outstanding shares voting in favor of the merger. Of those shares voted, in excess of 94 percent voted in favor of the merger.

  The NEES/National Grid merger has received approval or clearance from the Federal Trade Commission (FTC), the Committee on Foreign Investment in the United States, the Federal Energy
Regulatory Commission (FERC), the Vermont Public Service Board

(VPSB), and the Connecticut Department of Public Utility Control
(CDPUC).  In addition, the New Hampshire Public Utilities
Commission approved the proposed merger in an oral order on August 9, 1999, with a written order expected in several weeks.

  NEES and National Grid have also filed for merger approval with the Securities and Exchange Commission (SEC), under the Public Utility Holding Company Act of 1935 (1935 Act). In connection with the SEC application, the Massachusetts Department of Telecommunications and Energy (MDTE) certified to the SEC that the merger would not interfere with the MDTE's authority or ability to protect customers of NEES' Massachusetts distribution subsidiaries. NEES and National Grid have requested a similar certification from state regulators in Rhode Island. In addition, NEES and National Grid have also filed for merger approval with the Nuclear Regulatory Commission (NRC) to transfer ownership licenses for its minority ownership interests in regional nuclear plants. On July 20, 1999, three subsidiaries of Northeast Utilities filed a request for hearing with the NRC with respect to financial qualifications and raising issues of foreign ownership. NEES and National Grid responded, in a July 27, 1999 filing, opposing the request and asserting that the application should be granted as a matter of law and there is no need for a hearing. It is not known when the NRC will respond to the request or how it will rule.

  The NEES/National Grid merger is expected to be completed by early 2000.

  The NEES acquisition of EUA has also received clearance from the FTC. NEES and EUA have made appropriate filings with the FERC, SEC, under the 1935 Act, NRC, MDTE, VPSB, and the Rhode Island Public Utilities Commission. In addition, the acquisition of EUA requires approval by the CDPUC. On May 17, 1999, EUA shareholders approved the acquisition of EUA by NEES. The acquisition of EUA is expected to be completed by early 2000.

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

  During 1996, the NEES companies began the process of identifying the changes required to their computer software and hardware to mitigate Y2K issues. The NEES companies established a Y2K Project team to manage these issues, which has consisted of as many as 70 full-time equivalent staff at some points in time, primarily external consultants being overseen by an internal Y2K management team. To facilitate the Y2K Project, NEES entered into contracts with Keane, Inc. and IBM to provide personnel support to the Y2K Project. Through June 30, 1999, the NEES companies have spent approximately $18 million with these vendors, which is included in the cost figures disclosed below. The Y2K Project team reports project progress to a Y2K Executive Oversight Committee each month. The team also makes regular reports to NEES' Board of Directors and its Audit Committee. The NEES companies separated their Y2K Project into four parts as shown below.



                                    Substantial Contingency
Testing,
                                    Completion  Documentation,
                                    of Critical and Clean
Category         Specific Example   Systems     Management
--------         ----------------   ----------- -------------------

Mainframe/Midrange                  Accounting/Customer   Completed Throughout 1999
systems          service integrated
                 systems

Desktop systems  Personal computers/            Completed Throughout 1999
                 Department software/
                 Networks

Operational/     Dispatching systems/           Completed Throughout 1999
Embedded         Transmission and
systems          Distribution systems/
                 Telephone systems

External issues  Electronic Data    Completed   Throughout 1999
                 Interchange/Vendor
                 communications


  The NEES companies used a three-phase approach in coordinating their Y2K Project for system-related issues: (I) Assessment and Inventory, (II) Pilot Testing, and (III) Renovation, Conversion, or Replacement of Application and Operating Software Packages and Testing. Phase I, which was an initial assessment of all systems and devices for potential Y2K defects, was completed in mid-1997. These assessments included, but were not limited to, the review of program code for mainframe and midrange systems, analysis of personal computer hardware and network equipment for desktop systems, reaching consensus with key "data exchange" partners regarding the approach and execution of plans to address Y2K-related issues, and coordination with other New England Power Pool (NEPOOL) member utilities related to operational systems, such as transmission systems. Phase II, which consisted of renovation pilots for a cross-section of systems in order to facilitate the establishment of templates for Phase III work, was completed in late 1997. Phase III, which was completed on June

30, 1999, required the renovation, conversion, or replacement of the remaining applications and operating software packages.

  Critical systems include major operational and informational systems such as the NEES companies' financial-related and customer information systems. These mission critical systems were first addressed at an individual component level, and then, upon satisfactory completion of that testing, reviewed at an integrated level, during which the Y2K Project team tested for Y2K problems which could be caused by various system interfaces. Additionally, contingency plans are being implemented for mission critical systems, as described below.

  The overall Y2K Project was designed such that Y2K-related work performed by external consultants was reviewed by NEES employees, and vice-versa. The Y2K Project team management periodically benchmarked its progress against the recommended progress schedule documented by the North American Electric Reliability Council (NERC), and has met all recommended schedules, including the issuance of its Year 2000 Readiness Letter to NERC on June 30, 1999.

  The NEES companies also implemented a formalized communication process with third parties to give and receive information related to their progress in remediating their own Y2K issues, and to communicate the NEES companies' progress in addressing the Y2K issue. These third parties include major customers, suppliers, and significant businesses with which the NEES companies have data links (such as banks). The NEES companies have identified standard offer generation service providers, telecommunications companies, and the Independent System Operator-New England (ISO New England) as critical to business operations. The NEES companies have been in contact with all of these parties regarding the progress of their Y2K remediation efforts, and will continue to monitor their ongoing remediation efforts through continued communications. The NEES companies cannot predict the outcome of other companies' remediation efforts. Therefore, contingency plans are being implemented, as described below.

  The NEES companies believe total costs associated with making the necessary modifications to all centralized and noncentralized systems will be approximately $28 million. These costs include the replacement of approximately one thousand desktop computers.

In addition, the NEES companies are spending $7 million related to the replacement of the human resources and payroll system, in part due to the Y2K issue. As of June 30, 1999, total Y2K-related costs of approximately $33 million have been incurred, of which approximately $6 million have been capitalized. The NEES companies continually review their cost estimates based upon the overall Y2K Project status, and update these estimates as warranted.

  The NEES companies have developed and are implementing Y2K contingency plans to allow for critical information and operating systems to function from January 1, 2000, forward. These plans are intended to address both internal risks as well as potential external risks related to suppliers and customers. Part of the contingency plan implementation for accounting and desktop systems will include taking extensive data back-ups prior to year-end closing. For operational systems, the NEES companies have in place an overall disaster recovery program, which already includes periodic disaster simulation training (for outages due to severe weather, for instance). As part of the Y2K contingency plan implementation, the NEES companies are reviewing their disaster recovery plans and modifying them for Y2K-specific issues, such as a potential loss of telecommunication services. The NEES companies expect to hold contingency plan drills during the third quarter of 1999.

  Interregional and regional contingency plans are being finalized utility systems throughout the United States. At a regional level, the NEES companies are participating and cooperating with NEPOOL and ISO New England. Overall regional activities, including those of NEPOOL and ISO New England, are being coordinated by the Northeast Power Coordinating Council, whose activities are being incorporated into the interregional coordinating effort by NERC. Drills of these interregional and regional contingency plans are expected to be held in September 1999.

  The NEES companies believe that their mission critical systems used to deliver electricity are ready for date changes associated with Y2K, in accordance with the criteria specified by NERC. Recognizing that neither the NEES companies nor any other organization can make guarantees about something as complex as Y2K, the NEES companies also have developed and are implementing the contingency plans described above (including contingency plans in the event of temporary disruptions of electric service) to address potential problems caused by Y2K. In the event that a short-term disruption in service occurs, NEES does not expect that such a disruption would have a material impact on its financial position or results of operation.

Earnings
--------

  Earnings for the second quarter and first six months of 1999 were $.47 per share and $1.21 per share on 59.5 million average diluted common shares, compared with $.54 per share on 63.6 million average diluted common shares and $1.42 per share on 64.1 million average diluted common shares for the second quarter and first six months of 1998.

  The decrease in earnings for the second quarter of 1999 reflects the continuing impact of the sale of NEES' nonnuclear generating business as well as transaction and integration costs incurred in connection with NEES' proposed merger with National Grid and integration costs associated with NEES' proposed acquisition of EUA, partially offset by revenues from increased kilowatthour (kWh) deliveries and reduced administrative costs. Year-to-date earnings reflect the same factors affecting the second quarter as well as significant revenue reductions due to the impact of the restructuring of the utility business, partially offset by improved results from NEES' investments in unregulated ventures.

  Industry restructuring and the September 1, 1998 sale of NEES' nonnuclear generating business reduced second quarter and year-to-date revenues and operating expenses by a net of approximately $.38 per share and $.88 per share, respectively, partially offset by the elimination of certain liabilities related to open access transmission tariffs of approximately $.03 per share and $.08 per share, respectively. In addition, earnings for the second quarter and year-to-date periods also decreased due to merger and acquisition costs (approximately $.08 per share and $.09 per share, respectively). These decreases were partially mitigated by the effect of NEES' 1998 common share repurchase program and reduced interest expense and increased interest income due to the reinvestment of the proceeds from the sale of the nonnuclear generating business (collectively, approximately $.20 per share and $.40 per share, respectively).

  As stated above, increased kWh deliveries and reduced administrative expenses improved second quarter and year-to-date earnings. Deliveries increased approximately 5.7 percent and 4.2 percent, respectively, due primarily to significantly warmer weather in June 1999 and the effect of a strong economy (approximately $.08 per share and $.11 per share, respectively). Administrative costs decreased due, in part, to workforce reductions (approximately $.07 per share and $.10 per share, respectively). In addition, on a year-to-date basis, growth in NEES' unregulated businesses reduced losses in such businesses by approximately $.09 per share.

Operating Revenue
-----------------

  Operating revenue increased $23 million and $61 million in the second quarter and first six months of 1999, respectively, compared with the corresponding periods in 1998. The revenue increase resulted from increases of approximately $65 million and $133 million, respectively, from NEES' unregulated businesses, principally due to acquisitions by AllEnergy Marketing Company, L.L.C. (AllEnergy), partially offset by reduced revenue in NEES' core regulated business. The reduction in core business revenue resulted from the continuing impacts of industry restructuring, partially offset by the increase in kWh deliveries and the elimination of certain liabilities related to open access transmission tariffs discussed above.

Operating Expenses
------------------

  Operating expenses for the second quarter and first six months of 1999 increased $45 million and $111 million, respectively, compared with the corresponding periods in 1998, reflecting increases of approximately $65 million and $129 million, respectively, in NEES' unregulated businesses due primarily to the increased cost of sales associated with AllEnergy's acquisitions. These increases were partially offset by reduced expenses in NEES' core regulated business resulting from reduced operation and maintenance expenses and reduced property and payroll taxes, partially offset by increased combined purchased electric energy and fuel expenses. Depreciation and amortization expense decreased for the second quarter and increased for the first six months of 1999.

  Fuel expense and purchased power costs on a combined basis increased by $33 million for the second quarter and $79 million on a year-to-date basis. These increases reflect the cost of power purchased to meet obligations to those customers who continue to take transition power supply service from the NEES companies, partially offset by the elimination of fuel and purchased power costs that existed prior to the September 1, 1998 divestiture of NEES' nonnuclear generating business. In addition, New England Power Company remains obligated to pay predetermined amounts for the above market cost of the purchased power contracts that were assumed by the buyer of NEES' nonnuclear generating business. Also partially offsetting the increase in purchased power costs were reduced costs of $4 million and $9 million in the quarter and year-to-date period, respectively, in connection with the permanent shutdown of the Maine Yankee nuclear power plant as well as the absence of a refueling outage at the Vermont Yankee nuclear power plant.

  The increase in AllEnergy's cost of sales of $53 million and $105 million, respectively, reflects acquisitions of new businesses during 1998 and 1999.

  The decrease in other operation and maintenance expenses amounted to $20 million and $47 million, respectively, and was primarily due to reduced nonnuclear generation-related costs of $35 million and $67 million, respectively, resulting from the September 1, 1998 sale of NEES' nonnuclear generating facilities, as well as reduced adminisrative costs due in part to workforce reductions. These decreases were partially offset by costs incurred in connection with NEES' proposed merger with National Grid and acquisition of EUA of approximately $5 million and $6 million, respectively, as well as increased transmission wheeling expenses of $3 million and $5 million, respectively, increased AllEnergy-related costs of $6 million and $11 million, respectively, reflecting new business acquisitions in 1998 and 1999, and increased costs of $6 million and $4 million, respectively, associated with the partially owned Millstone 3 and Seabrook 1 nuclear generating facilities which experienced refueling outages in the second quarter.

  Depreciation and amortization expenses decreased in the second quarter but increased for the year-to-date period. The second quarter decrease is due to the depreciation and amortization of generation-related plant in 1998 being greater than the recovery and amortization of generation-related stranded costs in 1999. This relationship was just the opposite in the first quarter of 1999 compared to 1998 due to a one-time accelerated recovery of stranded costs from customers in Rhode Island in the first quarter of 1999. This second quarter decrease was partially offset by increased depreciation of new plant expenditures and increased goodwill amortization in connection with acquisitions by AllEnergy. These latter factors account for the increase on a year-to-date basis, combined with the effect of an $11 million annual increase in depreciation rates in accordance with the provisions of the industry restructuring settlement in Massachusetts that went into effect in March 1998.

Interest Expense and Other Income
---------------------------------

  The decrease in interest expense is principally due to reduced interest on long-term and short-term debt as a result of the defeasance or repayment of debt in conjunction with the sale of NEES' nonnuclear generating business.

  The increase in other income primarily represents interest income as a result of the reinvestment of the proceeds from the sale of the nonnuclear generating business, partially offset by reduced equity income as a result of the sale of NEES' 100 percent interest in Narragansett Energy Resources Company, a 20 percent general partner in the Ocean State Power project. Other income also increased on a year-to-date basis due to the impact of a write-off of loss on reacquired debt by Massachusetts Electric Company in 1998.

Liquidity and Capital Resources
-------------------------------

  Plant expenditures for the first six months of 1999 totaled
$78 million. The funds necessary for utility plant expenditures were primarily provided by internal funds.

  In the first six months of 1999, The Narragansett Electric Company retired $3 million of mortgage bonds and the Hydro-Transmission Companies retired $6 million of long-term debt. In the event that NEES' proposed acquisition of EUA occurs prior to the proposed NEES/National Grid merger, the funds necessary for the acquisition would be provided by internally generated funds and external borrowings.

  At June 30, 1999, NEES and its consolidated subsidiaries had lines of credit and standby bond purchase facilities with banks totaling approximately $900 million. These lines and facilities were used for liquidity support for $372 million of NEP bonds in tax-exempt commercial paper mode.

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

     On July 1, 1999, AllEnergy acquired Texas-Ohio Gas, Inc. (Texas-Ohio), an unregulated natural gas provider with operations and customers in 12 states. With annual revenue of approximately $60 million, Texas-Ohio delivers natural gas to approximately 3,000 commercial and industrial customers and maintains marketing relations with business and trade organizations across the region.

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

     NEP and several other shareholders (Sponsors) of Maine Yankee are parties to 27 contracts (Secondary Purchase Agreements) under which they sold portions of their entitlements to Maine Yankee power output through 2002 to various entities, primarily municipal and cooperative systems in New England (Secondary Purchasers). Virtually all of the Secondary Purchasers had ceased making payments under the Secondary Purchase Agreements, claiming that such agreements excuse further payments upon plant shutdown. In February 1999, settlement agreements between the Sponsors and Secondary Purchasers were filed with the FERC, under which the Secondary Purchasers would be required to make certain payments to Maine Yankee, and, in turn, to NEP, related to both past and future obligations under the Secondary Purchase Agreements. In May 1999, the FERC approved the settlement agreements which fully resolve the dispute between the Sponsors and the Secondary Purchasers.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     The Company filed reports on Form 8-K dated April 9, 1999,
April 29, 1999, and June 15, 1999 containing Item 5, Items 5 and
7, and Item 5, respectively.

     The Company is filing Financial Data Schedules.

                           SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.

                              NEW ENGLAND ELECTRIC SYSTEM

                              s/John G. Cochrane

                              John G. Cochrane,
                              Vice President and Treasurer
                              Authorized Officer, and
                              Chief Accounting Officer

Date:     August 13, 1999





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