Form 10-Q
period 1999-09-30
NEW ENGLAND ELECTRIC SYSTEM
filed 1999-11-12
CIK 71297

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

  (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1999

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

                       Yes (X)      No ( )

Common Shares, par value $1 per share, authorized and outstanding: 59,116,801 shares at September 30, 1999.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------
                NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                      Statements of Consolidated Income
                         Periods Ended September 30
                                 (Unaudited)
                                                    Quarter                                    Nine Months
                                                    -------                                    -----------
                                          1999           1998             1999                1998
                                          ----           ----             ----                ----
                                                             (In Thousands)
Operating revenue                        $662,211 $630,558 $1,915,000$1,822,129
                                         -------- -------- --------------------

Operating expenses:
 Fuel for generation                        3,845   64,107      9,118  227,320
 Purchased electric energy                255,458  155,878    737,003  400,946
 Cost of sales AllEnergy                   97,223   42,151    257,658   97,806
 Other operation                          117,809  131,873    354,470  379,286
 Maintenance                               20,823   11,927     61,469   88,949
 Depreciation and amortization             51,780   52,475    172,748  164,333
 Taxes, other than income taxes            26,370   36,591     80,357  113,948
 Income taxes                              29,327   43,292     78,417  102,981
                                         -------- -------- --------------------
     Total operating expenses             602,635  538,294  1,751,2401,575,569
                                         -------- -------- --------------------
Operating income                           59,576   92,264    163,760  246,560

Other income:
 Allowance for equity funds used
  during construction                         452      114      1,586      114
 Equity in income of generating companies   1,001    3,410      2,483    8,454
 Other income (expense), net                7,141    5,034     13,905    5,026
                                         -------- -------- --------------------
     Operating and other income            68,170  100,822    181,734  260,154
                                         -------- -------- --------------------
Interest:
 Interest on long-term debt                17,184   22,218     51,829   71,681
 Other interest                             5,050    9,671      9,496   24,841
 Allowance for borrowed funds used during
  construction                               (299)    (464)      (945)  (1,379)
                                         -------- -------- --------------------
     Total interest                        21,935   31,425     60,380   95,143
                                         -------- -------- --------------------

Income after interest                      46,235   69,397    121,354  165,011
Preferred dividends and net gain/loss
 on reacquisition of preferred stock
 of subsidiaries                              273    1,678        803    2,820
Minority interests                          1,408    1,526      4,258    4,711
                                         -------- -------- --------------------

Net income                               $ 44,554 $ 66,193 $  116,293$  157,480
                                         ======== ======== ====================

Average common shares - Basic          59,355,248          61,811,78359,355,248         63,279,656
Average common shares - Diluted        59,465,393          61,872,341                   59,477,735     63,347,844

Per share data:
  Net income - Basic                           $.75    $1.06      $1.96    $2.49
  Net income - Diluted                         $.75    $1.07      $1.96    $2.49
  Dividends declared                           $.59    $ .59      $1.77    $1.77


                Statements of Consolidated Retained Earnings
                               (In Thousands)

Retained earnings at beginning of period $1,000,796          $  970,833$  998,912         $  954,518
Net income                                   44,554   66,193    116,293  157,480
Dividends declared on common shares         (34,861) (35,757)  (104,716)(110,729)
                                         ----------          ----------                   ----------     ----------
Retained earnings at end of period       $1,010,489          $1,001,269                   $1,010,489     $1,001,269
                                         ==========          ==========                   ==========     ==========

 The accompanying notes are an integral part of these financial statements.

             NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                   Statements of Consolidated Income
                   Twelve Months Ended September 30
                              (Unaudited)
                                                        1999                   1998
                                                        ----                   ----
                                                               (In Thousands)

Operating revenue                                    $2,513,404   $2,480,343
                                                     ----------   ----------
Operating expenses:
  Fuel for generation                                    11,520      328,713
  Purchased electric energy                             969,404      522,649
  Cost of sales AllEnergy                               322,181      109,673
  Other operation                                       488,661      530,807
  Maintenance                                            81,560      128,788
  Depreciation and amortization                         215,077      212,661
  Taxes, other than income taxes                        101,172      147,577
  Income taxes                                           97,790      152,123
                                                     ----------   ----------
       Total operating expenses                       2,287,365    2,132,991
                                                     ----------   ----------
Operating income                                        226,039      347,352

Other income:
  Allowance for equity funds used during construction     2,105          112
  Equity in income of generating companies                3,466       11,079
  Other income (expense), net                             5,617       (1,484)
                                                     ----------   ----------
       Operating and other income                       237,227      357,059
                                                     ----------   ----------

Interest:
  Interest on long-term debt                             69,953       98,630
  Other interest                                         12,477       28,533
  Allowance for borrowed funds used during construction  (1,320)      (1,879)
                                                     ----------   ----------
       Total interest                                    81,110      125,284
                                                     ----------   ----------

Income after interest                                   156,117      231,775
Preferred dividends and net gain/loss on
 reacquisiton of preferred stock of subsidiaries          1,437        9,640
Minority interests                                        5,825        6,415
                                                     ----------   ----------

Net income                                           $  148,855   $  215,720
                                                     ==========   ==========

Average common shares - Basic                        59,423,881   63,641,444
Average common shares - Diluted                      59,561,473   63,717,563

Per share data:
  Net income - Basic                                      $2.50        $3.39
  Net income - Diluted                                    $2.50        $3.39
  Dividends declared                                      $2.36        $2.36


             Statements of Consolidated Retained Earnings
                            (In Thousands)

Retained earnings at beginning of period             $1,001,269   $  934,357
Net income                                              148,855      215,720
Dividends declared on common shares                    (139,635)    (148,808)
                                                     ----------   ----------
Retained earnings at end of period                   $1,010,489   $1,001,269
                                                     ==========   ==========

The accompanying notes are an integral part of these financial statements.

               NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                        Consolidated Balance Sheets
                                (Unaudited)
                                                      September 30,                December 31,
                                  ASSETS                 1999          1998
                                  ------                 ----          ----
                                                             (In Thousands)
Utility plant, at original cost                         $4,234,738   $4,130,102
 Less accumulated provisions for depreciation and amortization        1,762,350      1,694,653
                                                        ----------   ----------
                                                         2,472,388    2,435,449
Construction work in progress                               41,796       52,977
                                                        ----------   ----------
      Net utility plant                                  2,514,184    2,488,426
                                                        ----------   ----------
Investments:
 Nuclear power companies, at equity                         46,631       48,538
 Other subsidiaries, at equity                               2,361        2,374
 Non-utility property and other investments                187,564      169,196
                                                        ----------   ----------
      Total investments                                    236,556      220,108
                                                        ----------   ----------
Current assets:
 Cash                                                      200,989      187,673
 Marketable securities                                           -       57,915
 Accounts receivable, less reserves of $21,035,000 and
   $18,196,000                                             266,827      294,943
 Unbilled revenues                                          85,309       87,467
 Fuel, materials, and supplies, at average cost             38,795       38,339
 Prepaid and other current assets                           30,359       57,081
                                                        ----------   ----------
      Total current assets                                 622,279      723,418
                                                        ----------   ----------
Regulatory assets                                        1,380,744    1,599,657
Goodwill, net of amortization                              109,290       13,681
Deferred charges and other assets                           36,940       25,245
                                                        ----------   ----------
                                                        $4,899,993   $5,070,535
                                                        ==========   ==========
                      CAPITALIZATION AND LIABILITIES
                      ------------------------------
Capitalization:
 Common share equity:
   Common shares, par value $1 per share:
     Authorized  - 150,000,000 shares
     Issued - 64,969,652 shares                         $   64,970   $   64,970
 Paid-in capital                                           736,716      736,744
 Retained earnings                                       1,010,489      998,912
 Treasury stock - 5,852,851 shares and 5,798,637 shares   (240,516)    (237,767)
 Accumulated other comprehensive income, net                 6,629        7,144
                                                        ----------   ----------
      Total common share equity                          1,578,288    1,570,003

 Minority interests in consolidated subsidiaries            39,294       38,742
 Cumulative preferred stock of subsidiaries                 19,480       19,480
 Long-term debt                                          1,009,526    1,055,740
                                                        ----------   ----------
      Total capitalization                               2,646,588    2,683,965
                                                        ----------   ----------
Current liabilities:
 Long-term debt due within one year                         49,311       36,307
 Short-term debt                                            38,500            -
 Accounts payable                                          185,310      204,992
 Accrued taxes                                              11,924       24,196
 Accrued interest                                           13,347       16,680
 Dividends payable                                          30,100       34,412
 Other current liabilities                                 155,036      142,975
                                                        ----------   ----------
      Total current liabilities                            483,528      459,562
                                                        ----------   ----------
Deferred federal and state income taxes                    449,690      472,140
Unamortized investment tax credits                          55,536       65,292
Accrued Yankee nuclear plant costs                         211,843      242,138
Purchased power obligations                                740,046      832,668
Other reserves and deferred credits                        312,762      314,770
                                                        ----------   ----------
                                                        $4,899,993   $5,070,535
                                                        ==========   ==========

The accompanying notes are an integral part of these financial statements.

               NEW ENGLAND ELECTRIC SYSTEM AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                      Nine Months Ended September 30
                                (Unaudited)
                                                         1999          1998
                                                         ----          ----
                                                             (In Thousands)

Operating Activities:
   Net income                                           $ 116,293  $   157,480
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                          177,218      167,363
   Deferred income taxes and investment tax credits, net  (20,882)    (279,373)
   Allowance for funds used during construction            (2,531)      (1,493)
   Minority interests                                       4,258        4,711
   Buyout of purchased power contracts                          -     (333,520)
   Decrease (increase) in accounts receivable, net
     and unbilled revenues                                 38,992      (14,566)
   Decrease (increase) in fuel, materials, and supplies     1,176      (22,887)
   Decrease (increase) in prepaid and other current assets 26,955       18,691
   Increase (decrease) in accounts payable                (23,068)      52,907
   Increase (decrease) in other current liabilities       (11,663)     233,245
   Other, net                                                 864      (53,362)
                                                        ---------  -----------
      Net cash provided by (used in) operating activities            $ 307,612$   (70,804)
                                                        ---------  -----------

Investing Activities:
   Proceeds from sale of generating assets              $       -  $ 1,728,588
   Plant expenditures, excluding allowance for
     funds used during construction                      (122,663)    (133,557)
   Proceeds from sale of New England Energy Incorporated
    oil and gas properties                                      -       50,000
   Sale of available-for-sale securities, net              57,915            -
   Other investing activities                            (119,172)     (29,358)
                                                        ---------  -----------
      Net cash provided by (used in) investing activities            $(183,920)$ 1,615,673
                                                        ---------  -----------

Financing Activities:
   Dividends paid to minority interests                 $  (3,913) $    (6,704)
   Dividends paid on NEES common shares                  (108,821)    (110,979)
   Changes in short-term debt                              38,500     (251,950)
   Long-term debt - issues                                      -       30,000
   Long-term debt - retirements                           (33,411)    (528,750)
   Return of capital to minority interests and
    related premium                                            18       (1,681)
   Repurchase of common shares                             (2,749)    (189,604)
   Preferred stock - reacquisition                              -       (5,153)
                                                        ---------  -----------
      Net cash provided by (used in) financing activities            $(110,376)$(1,064,821)
                                                        ---------  -----------

Net increase (decrease) in cash and cash equivalents    $  13,316  $   480,048

Cash and cash equivalents at beginning of period          187,673       14,264
                                                        ---------  -----------
Cash and cash equivalents at end of period              $ 200,989  $   494,312
                                                        =========  ===========

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

  In 1993, the Massachusetts Department of Public Utilities approved a settlement agreement that provides for the rate recovery of remediation costs of former manufactured gas sites and certain other hazardous waste sites located in Massachusetts. Under that agreement, qualified costs related to these sites are paid out of a special fund established on Massachusetts Electric Company's (Massachusetts Electric) books. Rate-recoverable contributions of $3 million, adjusted since 1993 for inflation, are added annually to the fund along with interest, lease payments, and any recoveries from insurance carriers and other third parties. At September 30, 1999, the fund had a balance of $49 million.

  NEES is one of several PRPs responsible for cleanup of the Pine Street Canal Superfund site (Pine Street) in Burlington, Vermont, where coal tar and other materials were deposited. Between 1931 and 1951, NEES and its predecessor owned all of the common stock of Green Mountain Power Corporation (GMP). Prior to, during, and after that time, GMP manufactured gas at Pine Street. In 1989, NEES paid the Environmental Protection Agency
(EPA) a portion of past response costs related to this site. In 1996, NEES signed a settlement agreement with GMP establishing NEES' apportioned share for ongoing and future response costs.
On September 28, 1999, NEES signed a final consent decree with the EPA and the State of Vermont establishing past and future remediation costs. Under the consent decree, NEES is jointly and severally liable with GMP and Vermont Gas Systems to perform the work imposed under the consent decree, with GMP taking the lead role. GMP has agreed to pre-fund a portion of its liabilities. NEES recorded no additional reserves for Pine Street as a result of the consent decree.

  Predicting the potential costs to investigate and remediate hazardous waste sites continues to be difficult. There are also significant uncertainties as to the portion, if any, of the investigation and remediation costs of any particular hazardous waste site that may ultimately be borne by NEES or its subsidiaries. In certain cases, agreements have been entered into with other parties which establish the liabilities for NEES and its subsidiaries. If, however, the other parties to these agreements should seek protection under the bankruptcy laws, liabilities for NEES and its subsidiaries could increase. The NEES companies have recovered amounts from certain insurers, and, where appropriate, intend to seek recovery from other insurers and from other PRPs, but it is uncertain whether, and to what extent, such efforts will be successful. At September 30, 1999, NEES had total reserves for environmental response costs of $58 million, which includes reserves established in connection with the Massachusetts Electric hazardous waste fund referred to above. NEES believes that hazardous waste liabilities for all sites of which it is aware, and which are not covered by a rate agreement, are not material to its financial position.

Note B - Nuclear Units
----------------------

Nuclear Units Permanently Shut Down

  Three regional nuclear generating companies in which New
England Power Company (NEP) has a minority interest own nuclear generating units that have been permanently shut down. These three units are as follows:

                                                              Future
                                                             Estimated
                              NEP's                          Billings
                           Investment         Date            to NEP
Unit                     %   $ (millions)  Retired       $ (millions)
-----------------------------------------------------------------

Yankee Atomic                 30               4            Feb 1992          13
Connecticut Yankee            15              17            Dec 1996          67
Maine Yankee                  20              15            Aug 1997         131


  In the case of each of these units, NEP has recorded a liability and an offsetting regulatory asset reflecting the estimated future billings from the companies. In a 1993 decision, the Federal Energy Regulatory Commission (FERC) allowed Yankee Atomic to recover its undepreciated investment in the plant as well as unfunded nuclear decommissioning costs and other costs. Connecticut Yankee has filed a similar request with the FERC. Several parties have intervened in opposition to the filing. In August 1998, a FERC Administrative Law Judge (ALJ) issued an initial decision which would allow for full recovery of Connecticut Yankee's unrecovered investment, but precluded a return on that investment. Connecticut Yankee, NEP, and other parties have filed with the FERC exceptions to the ALJ's decision. Should the FERC uphold the ALJ's initial decision in its current form, NEP's share of the loss of the return component would total approximately $12 million to $15 million before taxes. Maine Yankee recovers its costs in accordance with settlement agreements approved by the FERC in May 1999.

  A Maine statute provides that if both Maine Yankee and its decommissioning trust fund have insufficient assets to pay for the plant decommissioning, the owners of Maine Yankee are jointly and severally liable for the shortfall.

  Under the provisions of industry restructuring settlement agreements approved by state and federal regulators in 1998 (Settlement Agreements), NEP recovers all costs, including shutdown costs, that the FERC allows these Yankee companies to bill to NEP.


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

Vermont Yankee

  NEP is engaged in efforts to divest its interests in the three operating nuclear units mentioned above. In October 1999, the Vermont Yankee Nuclear Power Corporation Board of Directors announced its intention to sell the assets of Vermont Yankee to AmerGen Energy Company (AmerGen), a joint venture by PECO Energy and British Energy, for approximately $23.5 million. Under the terms of the proposed agreement, Vermont Yankee will contribute approximately $54 million toward the plant's decommissioning trust fund and AmerGen will assume responsibility for the actual cost of decommissioning the plant. The proposed agreement also requires the existing power purchasers (including NEP) to continue to purchase the output of the plant or to elect to buy out of the power purchase obligation. The proposed sale, which is subject to the execution of a definitive agreement, received approval of the owners of Vermont Yankee in November 1999 and is contingent upon regulatory approvals by the NRC, the Securities and Exchange Commission, under the Public Utility Holding Company Act of 1935, and the Vermont Public Service Board, among others. NEP has a 20 percent ownership interest in Vermont Yankee and an equity investment of approximately $10 million at September 30, 1999.

Millstone 3

  In July 1998, Millstone 3, which is operated by a subsidiary of Northeast Utilities (NU), returned to full operation after being shut down since April 1996. In September 1999, NU agreed to pay $10 million in fines and donations after its operating subsidiary pleaded guilty to environmental violations and making false statements to federal nuclear regulators, ending a criminal investigation of the NU subsidiaries related, in part, to Millstone 3.

  In August 1997, NEP sued NU in Massachusetts Superior Court for damages resulting from the tortious conduct of NU that caused the shutdown of Millstone 3. NEP's claim for damages included the costs of replacement power during the outage, costs necessary to return Millstone 3 to safe operation, and other additional costs. Most of NEP's incremental replacement power costs have been recovered from customers, either through fuel adjustment clauses or through provisions in the Settlement Agreements.

  In August 1997, NEP also sent a demand for arbitration to Connecticut Light & Power Company and Western Massachusetts Electric Company, both subsidiaries of NU (subsidiaries), seeking damages resulting from their breach of obligations under an agreement with NEP and others regarding the operation and ownership of Millstone 3.

  In November 1999, NEP, NU, and the subsidiaries executed an agreement which settles the litigation and arbitration described above. The settlement involves the payment of fixed and contingent amounts to NEP, as well as an agreement by NU to include NEP's Millstone 3 interest when NU sells its Millstone 3 interest at auction. Amounts received pursuant to the proposed settlement will, after reimbursement of NEP's transaction costs and net investment in Millstone 3, be credited to customers.

Note C - Town of Norwood Dispute
--------------------------------

  From 1983 until 1998, NEP was the wholesale power supplier for the Town of Norwood, Massachusetts (Norwood). In April 1998, Norwood began taking power from another supplier. Pursuant to tariffs approved by the FERC in May 1998, NEP has been assessing Norwood a contract termination charge (CTC). Through September 1999, the charges assessed Norwood amount to approximately $13 million, all of which remain unpaid. Norwood has appealed the FERC's authorization of CTCs as well as the FERC's approval of the Settlement Agreements and NEP's divestiture of its nonnuclear generating assets to the First Circuit Court of Appeals (First Circuit). NEP is pursuing a collection action in Massachusetts Superior Court.

  Separately, Norwood filed suit in Federal District Court (District Court) in April 1997 alleging that NEP's divestiture violated the terms of the 1983 power contract. Norwood has appealed to the First Circuit the District Court's dismissal of Norwood's lawsuit.

Note D - Marketable Securities
------------------------------

  At September 30, 1999, NEES had no marketable securities. For the first nine months of 1999, the proceeds received from the sale of securities previously held as available-for-sale totaled approximately $147 million, which resulted in immaterial realized gains and losses.

Note E - Average Common Shares
------------------------------

  The following table summarizes the reconciling amounts between basic and diluted earnings per share (EPS) computations.


                              Quarter Ended       Nine Months Ended     Twelve Months Ended
------------------------------------------------------------------------------------------
Period Ended Sept. 30,          1999       1998       1999       1998       1999       1998
------------------------------------------------------------------------------------------

Income after interest
 and minority
 interest (000s)       $44,827  $67,871   $117,096 $160,300 $150,292  $225,360

Less: preferred stock
 dividends and net
 gain/loss on
 reacquisition of
 preferred stock of
 subsidiaries (000s)   $   273  $ 1,678   $    803 $  2,820 $  1,437  $  9,640

Income available to
 common shareholders
 (000s)                $44,554  $66,193            $116,293 $157,480  $148,855 $215,720

Basic EPS              $   .75  $  1.06   $   1.96 $   2.49 $   2.50  $   3.39

Diluted EPS            $   .75  $  1.07   $   1.96 $   2.49 $   2.50  $   3.39
-------------------------------------------------------------------------------------------
Average common
 shares outstanding
 for Basic EPS               59,355,248 61,811,783         59,355,248   63,279,656          59,423,88163,641,444

Effect of Dilutive
 Securities

Average potential
 common shares related
 to share-based compen-
 sation plans                   110,145     60,558            122,487       68,188            137,592     76,119
-------------------------------------------------------------------------------------------
Average common shares
  outstanding for
  Diluted EPS       59,465,393          61,872,341          59,477,735  63,347,844          59,561,47363,717,563
-------------------------------------------------------------------------------------------

Note F - Comprehensive Income
-----------------------------

  Comprehensive income for the periods below is equal to net income plus "other comprehensive income," which, for NEES, consists of the change in the unrealized holding gains on available-for-sale securities during the period.

                                       Periods Ended September 30,
                                   -----------------------------------
                                         Three Months       Nine Months
                                         ------------       -----------
                                                  1999              1998         1999           1998
                                                  ----              ----         ----           ----
                                                                         (In Thousands)
Net income                             $44,554            $66,193            $116,293       $157,480

Other comprehensive income,
 net of tax:

Unrealized gains/(losses), net
  of tax expense of $(944), $(816),
  $73, and $816, respectively           (1,741)            (1,506)                135          1,505

Less: Reclassification adjustments
  for realized gains/(losses)
  included in net income, net of
  tax expense/(benefit) of $(77),
  $66, $351, and $113, respectively                (141)              121         649            208
                                       -------            -------            --------       --------
     Total comprehensive income        $42,954            $64,566            $115,779       $158,777
                                       =======            =======            ========       ========

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

                                      1999                          1998
                               ----                                 ----
(In millions)       Electric Unregulated     Total               Electric Unregulated     Total
                    -------- -----------     -----               -------- -----------     -----

Quarter Ended September 30,
---------------------------

Revenues             $553            $109     $662            $585    $45  $630

Net income (loss)    $ 47            $ (3)    $ 44            $ 70    $(4)      $ 66


Nine Months Ended September 30,
-------------------------------

Revenues                $1,615           $300               $1,915    $1,719     $103    $1,822

Net income (loss)       $  121           $ (5)              $  116    $  169     $(12)   $  157


                              September 30, 1999                        December 31, 1998
                              ------------------                        -----------------
                    Electric Unregulated     Total               Electric Unregulated     Total
                    -------- -----------     -----               -------- -----------     -----
Total assets            $4,661       $239   $4,900  $4,948    $123    $5,071


Note H - Derivative Instruments
-------------------------------

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), which establishes accounting and reporting standards for such instruments. The effective date of FAS 133 is for fiscal years beginning after June 15, 2000.

  NEES, through its wholly owned subsidiary, AllEnergy Marketing Company, L.L.C. (AllEnergy), uses derivative instruments to manage exposure in fluctuations in commodity prices. At this time, AllEnergy uses derivative instruments to manage risks associated with natural gas, propane, gasoline, and oil prices. As of September 30, 1999, all of AllEnergy's derivative instruments qualified as hedges under Statement of Financial

Accounting Standards No. 80, Accounting for Futures Contracts, and are expected to qualify as hedges under FAS 133. As a result, any gain or loss is deferred until recognized in the income statement in the same period as the hedged item is recognized in the income statement.

  In addition, under the provisions of the Settlement
Agreements, NEES' distribution subsidiaries are required to offer a default service option on a fully recoverable basis to those customers who, for a variety of reasons, are not purchasing power from a competitive supplier. The distribution subsidiaries are required to procure this power supply through competitive bidding. In March 1999, Massachusetts Electric entered into a six month power supply contract with a third party to provide the physical supply of this power at a variable market rate. This contract was replaced with a similar contract upon its expiration in September 1999. In May 1999, Massachusetts Electric entered into an eight month financial contract with another third party to convert this variable rate into a fixed rate for the majority, if not for all, of the physical supply. This contract was entered into to provide price protection for customers and is therefore fully recoverable. Purchases under these contracts related to default service and other services are expected to be less than $7 million per month based on September 1999 service requirements.

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

Update of Merger Agreements with National Grid and EUA

  The NEES/National Grid merger has received approval or clearance from shareholders of both National Grid and NEES, the Federal Trade Commission (FTC), the Committee on Foreign Investment in the United States, the Federal Energy Regulatory Commission (FERC), the Vermont Public Service Board (VPSB), the Connecticut Department of Public Utility Control (CDPUC), and the New Hampshire Public Utilities Commission (NHPUC).

  On November 3, 1999, the Office of the Consumer Advocate for New Hampshire filed a motion seeking rehearing or reconsideration of the merger approval by the NHPUC with respect to the treatment of the acquisition premium and stranded costs. NEES and National Grid have opposed the motion for rehearing.

  NEES and National Grid have also filed for merger approval with the Securities and Exchange Commission (SEC), under the Public Utility Holding Company Act of 1935 (1935 Act). In connection with the SEC application, the Massachusetts Department of Telecommunications and Energy (MDTE) and the Rhode Island Public Utilities Commission (RIPUC) certified to the SEC that the merger would not interfere with their authority or ability to protect customers of NEES' distribution subsidiaries in Massachusetts and Rhode Island, respectively.

  In addition, NEES and National Grid have also filed for merger approval with the Nuclear Regulatory Commission (NRC) to transfer ownership licenses for its minority ownership interests in regional nuclear plants. In July 1999, three subsidiaries of Northeast Utilities (NU) filed a request for hearing with the NRC with respect to financial qualifications and issues of foreign ownership. In October 1999, the NRC issued an order granting the request for hearing and directed NEES, National Grid, and the NU subsidiaries to promptly determine whether the proceeding could be settled without a hearing. In November 1999, NEES, National Grid, and the NU subsidiaries executed an agreement with respect to these issues. As part of this agreement, the NU subsidiaries agreed to withdraw their intervention and request for hearing. Assuming the NRC grants the motion to withdraw, NEES and National Grid anticipate that the remaining required regulatory approvals from the SEC, under the 1935 Act, and the NRC will be obtained in a time frame that will allow the merger to be completed by early 2000.

  The NEES acquisition of EUA has received approval or clearance from EUA shareholders, the FTC, the CDPUC, and the FERC. NEES and EUA have also made appropriate filings with the SEC, under the 1935 Act, NRC, MDTE, VPSB, and the RIPUC. The acquisition of EUA is expected to be completed by early 2000.

Industry Restructuring
----------------------

  For a full discussion of industry restructuring activities, NEES' divestiture of its nonnuclear generating business (the divestiture), stranded cost recovery, accounting implications of industry restructuring and divestiture, and the impact of restructuring on the distribution business, see the "Industry

Restructuring", "Accounting Implications", and "Impact of
Restructuring on Distribution Business" sections of the NEES Form
10-K for 1998 and the NEES 1998 Annual Report.

Year 2000 Readiness Disclosure
------------------------------

  Over the course of this year, most companies have faced and will continue to face a potentially serious information systems (computer) problem because many software applications and operational programs written in the past may not properly recognize calendar dates associated with the year 2000 (Y2K). This could cause computers to either shut down or lead to incorrect calculations.

  The NEES companies believe that their mission critical systems used to deliver electricity are ready for date changes associated with Y2K, in accordance with the criteria specified by the North American Electric Reliability Council (NERC). Recognizing that neither the NEES companies nor any other organization can make guarantees about something as complex as Y2K, the NEES companies have also developed and implemented the contingency plans described below (including contingency plans in the event of temporary disruptions of electric service) to address potential problems caused by Y2K. In the event that a short-term disruption in service occurs, NEES does not expect that such a disruption would have a material impact on its financial position or results of operation.

  During 1996, the NEES companies began the process of identifying the changes required to their computer software and hardware to mitigate Y2K issues. The NEES companies established a Y2K Project team to manage these issues, which consisted of as many as 70 full-time equivalent staff at some points in time, primarily external consultants being overseen by an internal Y2K management team. To facilitate the Y2K Project, NEES entered into contracts with Keane, Inc. and IBM to provide personnel support to the Y2K Project. Through September 30, 1999, the NEES companies have spent approximately $18 million with these vendors, which is included in the cost figures disclosed below. The Y2K Project team reports project progress to a Y2K Executive Oversight Committee each month. The team also makes regular reports to NEES' Board of Directors and its Audit Committee. The

NEES companies separated their Y2K Project into four parts as shown on the following page.

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

  Critical systems include major operational and informational systems such as the NEES companies' financial-related and customer information systems. These mission critical systems were first addressed at an individual component level, and then, upon satisfactory completion of that testing, reviewed at an integrated level, during which the Y2K Project team tested for Y2K problems which could be caused by various system interfaces. Additionally, contingency plans have been implemented for mission critical systems, as described below.

  The overall Y2K Project was designed such that Y2K-related work performed by external consultants was reviewed by NEES employees, and vice-versa. The Y2K Project team management continuously benchmarked its progress against the recommended progress schedule documented by NERC, and has met all recommended schedules, including the issuance of its Year 2000 Readiness Letter to NERC on June 30, 1999.

  The NEES companies also implemented a formalized communication process with third parties to give and receive information related to their progress in remediating their own Y2K issues, and to communicate the NEES companies' progress in addressing the Y2K issue. These third parties include major customers, suppliers, and significant businesses with which the NEES companies have data links (such as banks). The NEES companies have identified standard offer (transition service) generation service providers, telecommunications companies, and the Independent System Operator-New England (ISO New England) as critical to business operations. The NEES companies have been in contact with all of these parties regarding the progress of their Y2K remediation efforts, and will continue to monitor their ongoing remediation efforts through continued communications.
The NEES companies cannot predict the outcome of other companies' remediation efforts. Therefore, contingency plans have been implemented, as described below.

  The NEES companies believe total costs associated with making the necessary modifications to all centralized and noncentralized systems will be approximately $28 million, including the replacement of approximately one thousand desktop computers. In addition, the NEES companies have spent $7 million (of which approximately $6 million has been capitalized) related to the replacement of the human resources and payroll system, in part due to the Y2K issue. As of September 30, 1999, substantially all Y2K-related costs have been incurred. The NEES companies continually review their cost estimates based upon the overall Y2K Project status, and update these estimates as warranted.

  The NEES companies developed and implemented Y2K contingency plans to allow for critical information and operating systems to function from January 1, 2000, forward. These plans are intended to address both internal risks as well as potential external risks related to suppliers and customers. Part of the contingency plan implementation for accounting and desktop systems will include taking extensive data back-ups prior to year-end closing. For operational systems, the NEES companies have in place an overall disaster recovery program, which already includes periodic disaster simulation training (for outages due to severe weather, for instance). As part of the Y2K contingency plan implementation, the NEES companies have reviewed their disaster recovery plans and modified them for Y2K-specific issues, such as a potential loss of telecommunication services. The NEES companies conducted contingency plan drills on September 8, and 9, 1999.

  Interregional and regional contingency plans have been finalized for utility systems throughout the United States. At a regional level, the NEES companies have participated and cooperated with NEPOOL and ISO New England. Overall regional activities, including those of NEPOOL and ISO New England, are being coordinated by the Northeast Power Coordinating Council, whose activities have been incorporated into the interregional coordinating effort by NERC. Drills of these interregional and regional contingency plans were also conducted on September 8, and 9, 1999.

Earnings
--------

  Earnings for the third quarter and first nine months of 1999 were $.75 per share and $1.96 per share on 59.5 million average diluted common shares, compared with $1.07 per share on 61.9 million average diluted common shares and $2.49 per share on 63.3 million average diluted common shares for the third quarter and first nine months of 1998.

  The decrease in earnings for the third quarter of 1999 principally reflects the continuing impact of the divestiture, partially offset by revenues from increased kilowatthour (kWh) deliveries and lower non-generation-related property taxes and operation and maintenance expenses.

  Year-to-date earnings reflect the same factors affecting the third quarter as well as significant revenue reductions due to the impact of the restructuring of the utility business, transaction and integration costs incurred in connection with NEES' proposed merger with National Grid and acquisition of EUA, partially offset by reduced losses from NEES' investments in unregulated businesses.

  Industry restructuring and the divestiture reduced third quarter and year-to-date revenues and operating expenses by a net of approximately $.75 per share and $1.55 per share, respectively. This includes the partially offsetting effect of $.09 per share for the year-to-date period related to the elimination of certain liabilities under New England Power Company's (NEP) open access transmission tariffs. In addition, earnings for the third quarter and year-to-date period also decreased due to transaction and integration costs (approximately $.02 per share and $.11 per share, respectively). These decreases for both periods are partially mitigated by the effect of NEES' 1998 common share repurchase program and reduced interest expense, as well as increased interest income on a year-to-date basis due to the reinvestment of the proceeds from the divestiture (collectively, approximately $.15 per share and $.55 per share, respectively).

  As stated above, increased kWh deliveries and reduced non-generation-related property taxes and operation and maintenance expenses improved third quarter and year-to-date earnings. Deliveries increased approximately 5.0 percent in the third quarter and 4.5 percent on a year-to-date basis due primarily to significantly warmer weather and the impact of a strong economy (approximately $.08 per share and $.19 per share, respectively). Non-generation-related property taxes and operation and maintenance expenses decreased approximately $.20 per share and $.30 per share for the third quarter and year-to-date period, respectively. The decrease in operation and maintenance expenses is the result of reduced administrative costs due primarily to workforce reductions and decreased Y2K-related costs, partially offset by increased distribution maintenance costs related to severe weather.

  Unregulated businesses lost $.08 per share in the first nine months of 1999 compared with $.20 per share for the same period last year. In addition to other factors, the reduction in losses is due to the growth of AllEnergy Marketing Company, L.L.C. (AllEnergy).

Operating Revenue
-----------------

  Operating revenue increased $32 million and $93 million in the third quarter and first nine months of 1999, respectively, compared with the corresponding periods in 1998. The revenue increase resulted from increases of approximately $64 million and $197 million, respectively, from NEES' unregulated businesses, principally due to acquisitions by AllEnergy, partially offset by reduced revenue in NEES' core regulated business. The reduction in core business revenue resulted from the continuing impacts of industry restructuring, partially offset by the increase in kWh deliveries and the elimination of certain liabilities related to open access transmission tariffs discussed above.

Operating Expenses
------------------

  Operating expenses for the third quarter and first nine months of 1999 increased $64 million and $176 million, respectively, compared with the corresponding periods in 1998, reflecting increases of approximately $68 million and $196 million, respectively, in NEES' unregulated businesses due primarily to the increased cost of sales associated with AllEnergy's acquisitions.

  Fuel expense and purchased power costs on a combined basis increased $39 million for the third quarter and $118 million on a year-to-date basis. These increases reflect the cost of power purchased to meet obligations to those customers who continue to take transition power supply service from the NEES companies, partially offset by the effects of the divestiture. In connection with the divestiture, the buyer of NEES' nonnuclear generating business assumed NEP's purchased power contracts, with the exception of NEP's fixed contributions toward the above market portion of those contracts. Also partially offsetting these increases for the year-to-date period are reduced costs of $10 million in connection with the Maine Yankee and Connecticut Yankee nuclear power plants which are shut down, as well as the effect of a 1998 refueling outage at the Vermont Yankee nuclear power plant.

  The decrease in other operation and maintenance expenses on a combined basis amounted to $5 million and $52 million for the third quarter and first nine months of 1999, respectively. The decrease is primarily due to reduced nonnuclear generation-related costs of $5 million and $72 million, respectively, resulting from the divestiture, reduced charge-offs related to uncollectible accounts, and decreased administrative costs resulting from workforce reductions and reduced Y2K-related costs. These reductions are partially offset by increased distribution maintenance costs as a result of severe weather in the third quarter of 1999. Transmission wheeling expenses and AllEnergy-related costs also increased in both the third quarter and nine-month period, the latter of which is primarily due to new business acquisitions. Finally, 1999 results also include approximately $8 million of costs in connection with NEES' proposed merger with National Grid and acquisition of EUA, as well as increased costs of $4 million associated with the partially owned Millstone 3 and Seabrook 1 nuclear generating facilities which experienced refueling outages in the second quarter of 1999.

  Depreciation and amortization expenses decreased $1 million in the third quarter but increased $8 million for the year-to-date period. The third quarter decrease is due to the depreciation and amortization of generation-related plant in 1998 being greater than the recovery and amortization of generation-related stranded costs in 1999. Partially offsetting the third quarter decrease and contributing to the year-to-date increase is increased depreciation of new plant expenditures and increased goodwill amortization in connection with acquisitions by AllEnergy, as well as the year-to-date impact of an $11 million annual increase in depreciation rates in accordance with the provisions of the Massachusetts industry restructuring settlement effective March 1998.

  The decrease in property and payroll taxes for the third quarter and first nine months of 1999 reflects the divestiture and the impact of one-time property tax adjustments paid in the third quarter of 1998 to certain municipalities.

Interest Expense and Other Income
---------------------------------

  The decrease in interest expense is principally due to reduced long-term and short-term debt as a result of the divestiture.

  The increase in other income for the third quarter and first nine months of 1999 includes the gain from the sale of New England Water Heater Company, Inc. In addition, on a year-to-date basis, the increase also represents interest income resulting from the reinvestment of the proceeds from the divestiture and the impact of a premium on the reacquisition of debt incurred by Massachusetts Electric Company in 1998, partially offset by the discontinuance of equity earnings from Narragansett Energy Resources Company as a result of its sale in September 1998.

Liquidity and Capital Resources
-------------------------------

  Plant expenditures for the first nine months of 1999 totaled
$123 million. The funds necessary for utility plant expenditures were primarily provided by internal funds.

  The financing activities of NEES subsidiaries for the first nine months of 1999 are summarized as follows:

                                             Retirements
                                             -----------

                                                    (In Millions)
Long-term debt
--------------
  Massachusetts Electric                                         $15
  Narragansett Electric                                                   8
  Nantucket Electric                                                      1
  Hydro-Transmission Companies                                            9
                                                                 ---
                                                                 $33
                                                                 ===


  In the first nine months of 1999, NEP increased its short-term debt outstanding by $39 million.

  In the event that NEES' proposed acquisition of EUA occurs prior to the proposed NEES/National Grid merger, the funds necessary for the acquisition would be provided by existing funds and external borrowings.

  At September 30, 1999, NEES and its consolidated subsidiaries had lines of credit and standby bond purchase facilities with banks totaling approximately $900 million. These lines and facilities were used for liquidity support for $372 million of NEP bonds in tax-exempt commercial paper mode and $39 million of NEP short-term debt.

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

  Information concerning an agreement to settle a lawsuit brought by the Company's subsidiary, New England Power Company
(NEP) against Northeast Utilities on August 7, 1997 in Massachusetts Superior Court, Worcester County concerning the Millstone 3 nuclear unit and a demand for arbitration sent by NEP to Connecticut Light & Power Company and Western Massachusetts Electric Company concerning the Millstone 3 nuclear unit, discussed in this report in Note B of Notes to Unaudited Financial Statements, is incorporated herein and made a part hereof.

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

  The Company filed a report on Form 8-K dated July 1, 1999 containing Item 5.

  The Company is filing Financial Data Schedules.

                           SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.

                         NEW ENGLAND ELECTRIC SYSTEM


                         s/John G. Cochrane

                         John G. Cochrane,
                         Vice President and Treasurer
                         Authorized Officer, and
                         Chief Accounting Officer

Date:     November 10, 1999








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